Form 10-Q
period 2022-09-30
Snail, Inc.
filed 2022-12-15
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-41556

SNAIL, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-4146991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12049 Jefferson Blvd

Culver City, CA 90230

(Address of principal executive offices) (zip code)

+1 (310) 988-0643

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	SNAL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of December 14, 2022
Class A Common Stock, par value $0.0001 per share	8,157,443
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	2

	Financial Statements Introductory Note and Snail, Inc. Balance Sheet as of September 30, 2022 (Unaudited)	2

	Snail, Inc. Notes to Condensed Consolidated Statements (Unaudited)	3

	Snail Games USA Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	4

	Snail Games USA Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2022 and 2021 (Unaudited)	5

	Snail Games USA Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the three and nine month periods ended September 30, 2022 and 2021 (Unaudited)	6

	Snail Games USA Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2022 and 2021 (Unaudited)	7

	Snail Games USA Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of the Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		41

Item 1. Consolidated Financial Statements (Unaudited).

Financial Statements Introductory Note

Snail, Inc. is an entity incorporated under the laws of Delaware in January 2022 and trades on the Nasdaq Capital Market under the symbol “SNAL.” Snail, Inc. is a holding company with its principal asset consisting of all the shares of common stock of Snail Games USA Inc. (“Snail Games USA”) and, in turn, controls the business and affairs of Snail Games USA and its subsidiaries. Snail, Inc. closed its initial public offering (“IPO”) on November 14, 2022. Concurrently with the IPO, the stockholders of Snail Games USA collectively exchanged 500,000 shares of Snail Games USA common stock for 6,251,420 shares of Class A common stock and 28,748,580 shares of Class B common stock of Snail, Inc. Unless otherwise indicated or the context otherwise requires, all references to “Snail, Inc.,” (the “Parent”) refer to Snail, Inc., and “Company,” “we,” “our,” “ours,” “us” or similar terms refer to Snail Games USA, together with its consolidated subsidiaries. As Snail, Inc. had no substantial assets or activities as of September 30, 2022, and for the three and nine month periods then ended and the reorganization had not been completed as of such date, we have presented the consolidated financial statements and related disclosures of Snail Games USA and its consolidated subsidiaries separate from Snail, Inc. Presented for Snail, Inc. is the balance sheet as of September 30, 2022. There were no operating activities for Snail, Inc. for the three and nine month periods ended September 30, 2022.

Snail, Inc. Unaudited Balance Sheet

September 30, 2022

ASSETS

Current Assets:
Cash	$100
Total current assets	100
Total assets	$100

STOCKHOLDER’S EQUITY

Common stock, $0.001 par value, 1,000 shares authorized, 100 shares issued and outstanding	$—
Additional paid-in capital	100
Total stockholder’s equity	$100

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail, Inc. Notes to Condensed Consolidated Statements (Unaudited)

NOTE 1ORGANIZATION

Snail, Inc. was incorporated under the laws of Delaware in January 2022. The Registrant’s fiscal year end is December 31. The Registrant was formed for the purpose of completing an initial public offering (“IPO”) and related transactions to carry on the business of Snail Games USA and its subsidiaries. On November 14, 2022, in connection with the IPO, Snail, Inc. became the holding company of Snail Games USA and its subsidiaries through the exchange of common stock of Snail Games USA for common stock of Snail, Inc, and will control the business and affairs of Snail Games USA and its subsidiaries.

NOTE 2SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Separate Statements of Income, Stockholder’s Equity and Cash Flows have not been presented as there have been no operating activities by this entity during the period ended September 30, 2022.

NOTE 3STOCKHOLDER’S EQUITY

Mr. Hai Shi is the Founder and Chairman of the Registrant and was the sole shareholder as of September 30, 2022. He contributed the $100 to the Registrant on January 14, 2022 to purchase 100 shares of the Registrants common stock.

NOTE 4SUBSEQUENT EVENTS

Refer to Note 19 – Subsequent Events, in the Snail Games USA and Subsidiaries condensed consolidated financial statements for information regarding the IPO, reorganization transaction, and other subsequent events.

Snail Games USA Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$9,044,666	$10,164,338
Accounts receivable, net of allowances for doubtful accounts of $19,929 and $31,525, respectively	4,596,313	12,244,785
Accounts receivable - related party, net	12,239,430	8,435,823
Loan and interest receivable - related party	101,249	203,408
Prepaid expenses - related party, net of long-term portion	1,500,000	3,145,000
Prepaid expenses and other current assets	11,704,897	11,017,007
Total current assets	39,186,555	45,210,361
Restricted cash and cash equivalents	6,368,016	6,389,777
Prepaid expenses - related party	6,520,000	—
Property, plant and equipment, net	5,245,271	5,678,701
Intangible assets, net - license - related parties	3,235,038	8,787,976
Intangible assets, net - license	—	250,000
Intangible assets, net - other	275,600	277,148
Deferred income taxes	8,191,051	8,191,051
Other noncurrent assets	194,032	199,919
Operating lease right-of-use assets, net	3,887,326	5,100,912
Total assets	$73,102,889	$80,085,845
LIABILITIES, NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$6,765,934	$3,871,510
Accounts payable - related party	22,330,781	23,733,572
Accrued expenses and other liabilities	2,375,610	2,975,475
Loan payable - related parties	—	400,000
Interest payable - related parties	527,770	528,439
Revolving loan	9,000,000	9,000,000
Short term note	6,666,667	—
Notes payable	—	216,329
Current portion of long-term debt	79,425	77,348
Current portion of deferred revenue	3,934,693	11,005,517
Current portion of operating lease liabilities	1,339,172	1,688,965
Total current liabilities	53,020,052	53,497,155
Accrued expenses	454,438	—
Long-term debt, net of current portion	2,825,390	2,885,434
Deferred revenue, net of current portion	9,048,505	9,275,417
Operating lease liabilities, net of current portion	3,285,679	4,375,786
Total liabilities	68,634,064	70,033,792
Commitments and contingencies
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 500,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	12,881,055	94,159,167
Due from shareholder - loan receivable	—	(91,388,176)
Due from shareholder - interest receivable	—	(2,965,346)
Accumulated other comprehensive loss	(343,277)	(266,557)
Retained earnings (accumulated deficit)	(2,593,035)	16,045,231
Total Snail Games USA Inc. equity	9,949,743	15,589,319
Noncontrolling interests	(5,480,918)	(5,537,266)
Total equity	4,468,825	10,052,053
Total liabilities, noncontrolling interests and equity	$73,102,889	$80,085,845

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail Games USA Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2022 and 2021 (Unaudited)

	For the		For the
	three months ended September 30,		nine months ended September 30,
	2022	2021	2022	2021
Revenues, net	$15,614,171	$24,361,019	$59,132,284	$83,200,198
Cost of revenues	11,468,961	15,478,327	37,744,863	48,381,061
Gross profit	4,145,210	8,882,692	21,387,421	34,819,137
Operating expenses:
General and administrative	5,434,013	3,997,917	16,177,534	13,053,478
Research and development	116,624	216,798	479,630	588,207
Advertising and marketing	198,417	148,752	569,127	265,812
Depreciation and amortization	128,536	208,896	435,644	638,659
Total operating expenses	5,877,590	4,572,363	17,661,935	14,546,156
Income (loss) from operations	(1,732,380)	4,310,329	3,725,486	20,272,981
Other income (expense):
Interest income	12,712	21,230	45,789	71,857
Interest income - related parties	505	420,164	582,128	1,128,397
Interest expense	(261,070)	(114,447)	(613,338)	(304,918)
Interest expense - related parties	—	(2,016)	(3,222)	(5,983)
Other income	19,500	31,247	319,153	482,790
Foreign currency transaction gain (loss)	16,169	(15,987)	21,679	(80,755)
Equity in loss of unconsolidated entity	—	—	—	(314,515)
Total other income (expense), net	(212,184)	340,191	352,189	976,873
Income (loss) before provision for income taxes	(1,944,564)	4,650,520	4,077,675	21,249,854
Income tax provision (benefit)	(398,998)	891,538	803,305	4,214,245
Net income (loss)	(1,545,566)	3,758,982	3,274,370	17,035,609
Net gain (loss) attributable to non-controlling interests	(6,828)	(125,881)	56,348	(489,499)
Net income (loss) attributable to Snail Games USA Inc.	(1,538,738)	3,884,863	3,218,022	17,525,108
Comprehensive income statement:
Other comprehensive income (loss)	5,682	382,088	(76,720)	421,048
Total other comprehensive income (loss)	$(1,533,056)	$4,266,951	$3,141,302	$17,946,156

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail Games USA Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the three and nine month periods ended September 30, 2022 and 2021 (Unaudited)

				Due from
				Shareholder	Accumulated	Retained
			Additional	Loan and	Other	Earnings	Snail Games	Non
	Common Stock		Paid-In-	Interest	Comprehensive	(Accumulated	USA Inc.	controlling
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit)	Equity	Interests	Total Equity
Balance at December 31, 2021	500,000	$5,000	$94,159,167	$(94,353,522)	$(266,557)	$16,045,231	$15,589,319	$(5,537,266)	$10,052,053
Loan to shareholder	—	—	—	(450,681)	—	—	(450,681)	—	(450,681)
Foreign currency translation	—	—	—	—	(51,203)	—	(51,203)	—	(51,203)
Net income	—	—	—	—	—	5,811,057	5,811,057	(7,290)	5,803,767
Balance at March 31, 2022	500,000	5,000	94,159,167	(94,804,203)	(317,760)	21,856,288	20,898,492	(5,544,556)	15,353,936
Loan to shareholder	—	—	—	(130,197)	—	—	(130,197)	—	(130,197)
Dividend distribution	—	—	(81,278,112)	94,934,400	—	(21,856,288)	(8,200,000)	—	(8,200,000)
Foreign currency translation	—	—	—	—	(31,199)	—	(31,199)	—	(31,199)
Net income (loss)	—	—	—	—	—	(1,054,297)	(1,054,297)	70,466	(983,831)
Balance at June 30, 2022	500,000	5,000	12,881,055	—	(348,959)	(1,054,297)	11,482,799	(5,474,090)	6,008,709
Foreign currency translation	—	—	—	—	5,682	—	5,682	—	5,682
Net income (loss)	—	—	—	—	—	(1,538,738)	(1,538,738)	(6,828)	(1,545,566)
Balance at September 30, 2022	500,000	$5,000	$12,881,055	$—	$(343,277)	$(2,593,035)	$9,949,743	$(5,480,918)	$4,468,825

				Due from
				Shareholder	Accumulated
			Additional	Loan and	Other		Snail Games	Non
	Common Stock		Paid-In-	Interest	Comprehensive	Retained	USA Inc.	controlling
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity	Interests	Total Equity
Balance at December 31, 2020	500,000	$5,000	$94,159,167	$(62,186,331)	$(197,174)	$7,576,835	$39,357,497	$(5,017,741)	$34,339,756
Loan to shareholder	—	—	—	(9,169,393)	—	—	(9,169,393)	—	(9,169,393)
Foreign currency translation	—	—	—	—	33,332	—	33,332	—	33,332
Net income (loss)	—	—	—	—	—	6,178,607	6,178,607	(168,008)	6,010,599
Balance at March 31, 2021	500,000	5,000	94,159,167	(71,355,724)	(163,842)	13,755,442	36,400,043	(5,185,749)	31,214,294
Loan to shareholder	—	—	—	(7,058,648)	—	—	(7,058,648)	—	(7,058,648)
Foreign currency translation	—	—	—	—	5,628	—	5,628	—	5,628
Dissolution of subsidiary	—	—	—	—	—	—	—	39,340	39,340
Net income (loss)	—	—	—	—	—	7,461,638	7,461,638	(195,610)	7,266,028
Balance at June 30, 2021	500,000	5,000	94,159,167	(78,414,372)	(158,214)	21,217,080	36,808,661	(5,342,019)	31,466,642
Loan to shareholder	—	—	—	(9,353,161)	—	—	(9,353,161)	—	(9,353,161)
Foreign currency translation	—	—	—	—	382,088	—	382,088	—	382,088
Net income (loss)	—	—	—	—	—	3,884,863	3,884,863	(125,881)	3,758,982
Balance at September 30, 2021	500,000	$5,000	$94,159,167	$(87,767,533)	$223,874	$25,101,943	$31,722,451	$(5,467,900)	$26,254,551

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail Games USA Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2022 and 2021 (Unaudited)

Nine months ended September 30,	2022	2021
Cash flows from operating activities:
Net income	$3,274,370	$17,035,609
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization - intangible assets - license	250,000	450,000
Amortization - intangible assets - license, related parties	5,552,938	10,675,193
Amortization - intangible assets - other	672	6,149
Amortization - loan origination fees	19,149	22,388
Depreciation and amortization - property and equipment	435,644	638,659
Gain on lease termination	(122,533)	—
Gain on paycheck protection program and economic injury disaster loan forgiveness	(174,436)	(392,200)
Gain on disposal of fixed assets	(17,067)	—
Interest income from shareholder loan	(580,878)	(1,074,881)
Deferred taxes	—	2,682
Decrease in non-controlling interest - dissolution of subsidiary	—	39,340
Changes in assets and liabilities:
Accounts receivable	7,648,432	5,049,456
Accounts receivable - related party	(3,803,606)	2,542,956
Prepaid expenses - related party	(4,875,000)	—
Prepaid expenses and other current assets	(2,232,406)	(5,689,750)
Other noncurrent assets	(15,228)	241,422
Accounts payable	2,905,024	(390,331)
Accounts payable - related party	(1,402,791)	311,024
Accrued expenses	(127,993)	700,163
Interest payable - related parties	1,490	5,983
Lease liabilities	(103,782)	(130,090)
Deferred revenue	(7,297,736)	(11,389,985)
Net cash (used in) provided by operating activities	(665,737)	18,653,787
Cash flows from investing activities:
Loan provided to related party	—	(24,506,321)
Repayment on loan provided by related party	(300,000)	—
Acquisition of license rights - related party	—	(5,000,000)
Purchases of property and equipment	(5,256)	(3,403)
Proceeds from sale of property and equipment	19,500	—
Repayment on Pound Sand note	1,496,063	—
Investment at cost	—	(895)
Net cash provided by (used in) investing activities	1,210,307	(29,510,619)
Cash flows from financing activities:
Repayments on long-term debt	(57,967)	(6,731,666)
Repayments on short-term note	(3,333,333)	—
Borrowings on long-term debt	—	2,904,815
Borrowings on short-term note	10,000,000	—
Payments on paycheck protection program and economic injury disaster loan	(90,198)	—
Refund of payments on paycheck protection program and economic injury disaster loan	48,305	—
Borrowings on revolving loan	—	6,500,000
Cash dividend declared and paid	(8,200,000)	—
Net cash (used in) provided by financing activities	(1,633,193)	2,673,149
Effect of currency translation on cash and cash equivalents	(52,810)	380,403
Net decrease in cash, and restricted cash and cash equivalents	(1,141,433)	(7,803,280)
Cash, and restricted cash and cash equivalents - beginning of period	16,554,115	33,902,707
Cash, and restricted cash and cash equivalents - end of period	$15,412,682	$26,099,427
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$594,189	$105,577
Income taxes	$831,400	$3,300,000
Noncash transactions during the period for:
Loan and interest payable - related parties	$103,890	$—
Loan and interest receivable - related parties	$(103,890)	$—
Loan and interest from shareholder	$94,934,400	$—
Dividend distribution	$(94,934,400)	$—
Noncash financing activity during the period:
Gain on paycheck protection program and economic injury disaster loan forgiveness	$(174,436)	$(392,200)

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail Games USA Inc. and Subsidiaries Notes to Condensed Consolidated Statements (Unaudited)

NOTE 1 – PRESENTATION AND NATURE OF OPERATIONS

Snail Games USA Inc. is devoted to researching, developing, marketing, publishing, and distributing games, content and support that can be played on a variety of platforms including game consoles, PCs, mobile phones and tablets. The terms “Snail Games USA,” “we,” “our” and the “Company” are used to refer collectively to Snail Games USA Inc. and its subsidiaries. The Company is a global developer and publisher of interactive entertainment content and support on video game consoles, personal computers, mobile devices, and other platforms.

The Company was founded in 2009 as a wholly owned subsidiary of Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”) located in Suzhou, China. On July 13, 2022, Suzhou Snail transferred all of its right, title, and interest to all of the 500,000 shares of common stock of the Company (“Shares”) to Snail Technology (HK) Limited (“Snail Technology”), an entity organized under the laws of Hong Kong, pursuant to the certain Share Transfer Agreement dated July 13, 2022 between Suzhou Snail and Snail Technology. Subsequently, Snail Technology transferred all of its right, title, and interest in the shares to certain individuals per the Share Transfer Agreement. In connection with the transaction described in Note 19 - Subsequent Events, the individuals contributed their interest in the Company to Snail, Inc. (the “Parent”) in return for common stock of the Parent in connection with Snail, Inc.’s initial public offering (“IPO”). Because the Company and Suzhou Snail are owned by the same shareholders, Suzhou Snail is considered a related party to the Company.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“U.S.GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in our annual audited condensed consolidated financial statements. Additionally, the year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2021.

In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position and its results of operations in accordance with U.S. GAAP (consisting of normal recurring adjustments) have been included in the accompanying unaudited condensed consolidated financial statements.

Certain comparative amounts have been reclassified to conform with the current period presentation.

The condensed consolidated financial statements include the accounts of Snail Games USA Inc. and the following subsidiaries:

Equity %
Subsidiary Name	Owned
Snail Innovation Institute	70%
Frostkeep Studios, Inc.	100%
Eminence Corp	100%
Wandering Wizard, LLC	100%
Donkey Crew Limited Liability Company	99%
Interactive Films, LLC	100%
Project AWK Productions, LLC	100%
BTBX.IO, LLC	70%
Elephant Snail, LLC (through April 15, 2021)	51%

All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. Such estimates include revenue recognition, provisions for doubtful accounts, deferred income tax assets and associated valuation allowances, deferred revenue, income taxes, valuation of intangibles, including those with related parties and impairment of intangible assets. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

Segment Reporting

The Company has one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are developed internally or licensed from related parties. Financial information about our segment and geographic regions is included in Note 3 – Revenue from Contracts with Customers.

COVID-19

Since the start of the coronavirus pandemic early in 2020, the Company has made sustained efforts to ensure the health and safety of the workforce while ensuring continuity of the business. In the workplace, the Company has designed and implemented protocols for social distancing, made provisions for the workforce to work remotely where possible, and established quarantine policies for those who present COVID-like symptoms or may have been in contact with those who have. Further, the Company keeps current with local, state, federal and international laws and restrictions that could affect the business and provide real-time information to the workforce. The Company has its own policies relating to health and is committed to compliance with COVID-19 policies.

As has been the case with many other employers, since the start of 2021, the Company has encouraged its workforce to receive vaccinations against COVID-19 through various means, including incentive programs. However, new variants, particularly the Delta and Omicron variants, have engendered a resurgence of the virus in many regions particularly among the unvaccinated. In-the-midst of changing conditions, the Company has nevertheless been able to manage its business with minimal impact during the three and nine month periods ended September 30, 2022 and 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenue includes the publishing of software games delivered digitally and through physical discs (e.g., packaged goods). The Company’s digital games may include additional downloadable content that are new feature releases to digital full-game downloads. Revenue also includes sales of mobile in-app purchases that require the Company’s hosting support in order to utilize the game or related content. Such games include virtual goods that can be purchased by the end users, as desired. When control of the promised products and services is transferred to the customers, the Company recognizes revenue in the amount that reflects the consideration it expects to receive in exchange for these products and services. Revenue from delivery of products is recognized at a point in time when the end consumers download the games and the control of the license is transferred to them.

The Company recognizes revenue using the following five steps as provided by ASC Topic 606 Revenue from Contracts with Customers: 1) identify the contract(s) with the customer; 2) identify the performance obligations in each contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when, or as, the entity satisfies a performance obligation. The Company’s terms and conditions vary by customers and typically provide net 30 to 75 days terms or 45 days after each quarter ends.

Principal vs Agent Consideration

The Company offers certain software products via third-party digital storefronts, such as Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve’s Steam, Epic Games Store, Apple’s App Store, the Google Play Store, and retail distributor. For sales of our software products via third-party digital storefronts and retail distributor, we determine whether or not we are acting as the principal in the sale to the end user, which we consider in determining if revenue should be reported based on the gross transaction price to the end user or based on the transaction price net of fees retained by the third-party digital storefront. An entity is the principal if it controls a good or service before it is transferred to the customer. Key indicators that we use in evaluating these sales transactions include, but are not limited to, the following:

●	The underlying contract terms and conditions between the various parties to the transaction;
●	Which party is primarily responsible for fulfilling the promise to provide the specified good or service; and
●	Which party has discretion in establishing the price for the specified good or service.

Based on our evaluation of the above indicators, for sales arrangements via Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve’s Steam, Epic Games Store, and retail distributor, the digital platforms and distributors have discretion in establishing the price for the specified good or service and we have determined we are the agent in the sales transaction to the end user and therefore we report revenue on a net basis based on the consideration received from the digital storefront. For sales arrangements via Apple’s App Store and the Google Play Store, we have discretion in establishing the price for the specified good or service and we have determined that we are the principal to the end user and thus report revenue on a gross basis and mobile platform fees charged by these digital storefronts are expensed as incurred and reported within cost of revenues.

Contract Balance

The Company records deferred revenue when cash payments are received or due in advance of its performance, even if amounts are refundable.

Deferred revenue is comprised of the transaction price allocable to the Company’s performance obligation on technical support and the sale of virtual goods available for in-app purchases, and payments received from customers prior to launching the games on the platforms. The Company categorizes the virtual goods as either “consumable” or “durable.” Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, the Company recognizes revenues from the sale of consumable virtual goods as the goods are consumed and the performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the players over an extended period of time; accordingly, the Company recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and the performance obligation is satisfied, which is generally the estimated service period.

The Company also has a long-term title license agreement with a platform for a period of three years. The Company recognizes deferred revenue and amortizes this revenue according to the terms of the relevant agreement. The agreement was initially made between the parties in November 2018 and valid through December 31, 2021. The agreement was subsequently amended in June 2020 to extend the ARK 1 availability on the platform perpetually, effective January 1, 2022 and to put ARK 2 on the platform for three years upon release. The Company recognized $2.5 million in revenue related to ARK 1 perpetual license for the nine months ended September 30, 2022 and deferred $2.3 million related to ARK 2 that is included in the long-term portion of deferred revenue.

In November 2021, the Company entered an agreement with a platform to make ARK 1 available on the platform for a period of 5 weeks in exchange for $3.5 million. The platform launched the 5-week program on March 1, 2022 and the Company recognized the full amount of revenue from this contract for the nine months ended September 30, 2022, as the significant performance obligation of making the game available on the platform was met on the first day of the contract.

The Company entered into a non-exclusive license agreement with a platform in February 2020 to make ARK 1 available on the platform, exclusive of all available DLC, for a period of 2 weeks in exchange for $8.0 million. During the 2 weeks the platform offered digital rights to ARK 1 to its end users for free. The platform launched the first free week in June of 2020 and the Company recognized $4.0 million of the advanced payment as revenue during the year ended December 31, 2020. In September 2022, the platform launched the second free week and the Company recognized the remaining $4.0 million of revenue during the nine months ended September 30, 2022.

Estimated Service Period

For certain performance obligations satisfied over time, we have determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which most faithfully depicts the timing of satisfying our performance obligation. We consider a variety of data points when determining and subsequently reassessing the estimated service period for players of our software products. Primarily, we review the weighted average number of days between players’ first and last days played online. When a new game is launched and no history of online player data is available, we consider other factors to determine the user life, such as the estimated service period of other games actively being sold with similar characteristics. We also consider known online trends, the service periods of our previously released software products, and, to the extent publicly available, the service periods of our competitors’ software products that are similar in nature to ours.

We believe this provides a reasonable depiction of the use of games by our customers, as it is the best representation of the period during which our customers play our software products. Determining the estimated service period is subjective and requires significant management judgment and estimates. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for virtual goods are generally approximately 30 to 100 days.

Shipping and Handling

The distributor, as the principal, is responsible for the shipping of the game discs to the retail stores and incurring the shipping costs. The Company is paid the net sales amount after deducting shipping costs and other related expenses by the distributor.

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game localization costs, game licenses and amortization costs. Cost of revenues for the three and nine month periods ended September 30, 2022 and 2021 were comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Software license royalties - related parties	$3,428,231	$4,954,040	$13,314,258	$17,046,875
Software license royalties	47,020	—	47,020	—
License and amortization - related parties	6,350,979	8,483,182	19,052,938	24,169,714
License and amortization	224	155,701	250,672	456,149
Game localization	840	5,727	840	47,100
Merchant fees	602,814	847,610	1,856,371	2,878,020
Engine fees	359,263	552,913	1,575,942	2,453,533
Internet, server and data center	535,399	479,154	1,502,631	1,329,670
Costs related to advertising revenue	144,191	—	144,191	—
Total:	$11,468,961	$15,478,327	$37,744,863	$48,381,061

Advertising and Marketing Costs

The Company expenses advertising costs as incurred. For the three months ended September 30, 2022 and 2021, advertising expense totaled $198,417 and $148,752, respectively. For the nine months ended September 30, 2022 and 2021, advertising expenses totaled $569,127 and $265,812, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development costs for the three months ended September 30, 2022 and 2021 were $116,624 and $216,798, respectively. Research and development costs for the nine months ended September 30, 2022 and 2021 were $479,630 and $588,207, respectively.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of September 30, 2022 and December 31, 2021, there were non-controlling interests with the following subsidiaries:

Subsidiary Name	Equity % Owned	Non-Controlling %
Snail Innovative Institute	70%	30%
BTBX.IO, LLC	70%	30%
Donkey Crew, LLC	99%	1%

Fair Value Measurements

The Company follows FASB ASC Topic 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

ASC 820 establishes a hierarchy of valuation inputs based on the extent to which the inputs are observable in the marketplace. Observable inputs reflect market data obtained from sources independent of the reporting entity and unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

The following describes the hierarchy of inputs used to measure fair value and the primary valuation methodologies used by the Company for financial instruments measured at fair value.

The three levels of inputs are as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities that the Company has an ability to access as of the measurement date.
●	Level 2: Inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the same term of the assets or liabilities.
●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable, accounts payable and current liabilities. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us for a similar duration with the exception of the Company’s promissory note which has a fixed rate for 5 years, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms.The Company re-measured the fair value of one of its intangible assets, Atlas, as of December 31, 2021, using level 3 inputs. Please refer to Note 11 – Intangible Assets for more details. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2022 and December 31, 2021.

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of September 30, 2022 and December 31, 2021, the Company had deposits of $14,037,412 and $15,135,863, respectively, that were not insured by the Federal Deposit Insurance Corporation.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. At September 30, 2022 and December 31, 2021, the Company had two customers who accounted for approximately 58% and four customers who accounted for approximately 86% of consolidated gross receivables, respectively. Among the two customers as of September 30, 2022 and four customers as of December 31, 2021, each customer accounted for 30% and 28% as of September 30, 2022, and 29%, 28%, 17%, and 12% as of December 31, 2021 of the consolidated gross receivables outstanding. During the three months ended September 30, 2022 and 2021, approximately 43% and 57%, respectively, of net revenue was derived from these customers. During the nine months ended September 30, 2022 and 2021, approximately 56% and 73%, respectively, of net revenue was derived from these customers.

In January 2022, the Company received approximately $1,500,000 from Pound Sand, LLC in connection with the Company’s sale of its membership interest in Pound Sand, LLC on December 3, 2020; this amount was included as a receivable in the other current assets as of December 31, 2021 in the accompanying condensed consolidated balance sheets.

Leases

The Company has several leases relating primarily to office facilities. The Company determines if an arrangement is or contains a lease at contract inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, and termination penalties. Variable lease payments are recognized as lease expenses as incurred, and generally relate to variable payments made based on the level of services provided by the landlords of our leases. For leased assets with similar lease terms and asset types, we applied a portfolio approach in determining a single incremental borrowing rate for the leased assets. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments because the Company does not have the information necessary to determine the rate implicit in the lease. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company’s lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant factors. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating leases are included in operating lease right-of-use assets, net, current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the consolidated balance sheets.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology in current US GAAP with a methodology that requires the reflection of expected credit losses and also requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which generally results in the earlier recognition of credit losses on financial instruments. The Company expects to adopt ASC 2016-13 on January 1, 2023. The impact of adopting the new standard is not anticipated to have a material impact on the Company’s condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, to provide guidance on the disclosures of forgivable loan transactions with a government that are accounted for by applying a grant or contribution accounting model, by analogy. It seeks to provide increased transparency for financial statement users to better assess the nature of the transactions, the related accounting policies used to account for the transactions, the effect of the transaction on an entities financial statements and significant terms and conditions of the transactions. The Company adopted this standard beginning on January 1, 2022. The adoption of the standard affected the disclosures of the Paycheck Protection Program (“PPP”) loan and related loan forgiveness in the Company’s condensed consolidated financial statements. Please see Note 15 – Revolving Loan, Short Term Note and Long-Term Debt for more information.

Earnings Per Share

The Company analyzed the calculation of net income (loss) per share for the three and nine month periods ended September 30, 2022, and 2021 and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements given the impact of the exchange of shares in connection with the IPO, see Note 19 – Subsequent Events. Therefore, net income (loss) per share information has not been presented for the three and nine months presented.

CARES Act

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property, the Company did not result in a material cash benefit as a result of these provision.

The CARES Act is a stimulus package that provides various forms of relief through, among other things, grants, loans and tax incentives to certain businesses and individuals. In particular, the CARES Act created an emergency lending facility known as the PPP, which is administered by the U.S. Small Business Administration (“SBA”) and provides federally insured and, in some cases, forgivable loans to certain eligible businesses so that those businesses can continue to cover certain of their near-term operating expenses and retain employees. See Note 15 – Revolving Loan, Short Term Note, and Long-Term Debt for additional information.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Geography

We attribute net revenue to geographic regions based on customer location. Net revenue by geographic region for the three and nine month periods ended September 30, 2022 and 2021 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$14,767,182	$22,226,122	$55,025,810	$73,482,250
International	846,989	2,134,897	4,106,474	9,717,948
Total revenue from contracts with customers:	$15,614,171	$24,361,019	$59,132,284	$83,200,198

Platform

Net revenue by platform for the three and nine month periods ended September 30, 2022 and 2021 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Console	$3,750,029	$8,979,422	$27,157,380	$36,441,184
PC	9,315,721	11,886,422	22,943,193	34,623,623
Mobile	2,161,624	3,116,517	7,346,822	10,046,412
Other	386,797	378,658	1,684,889	2,088,979
Total revenue from contracts with customers:	$15,614,171	$24,361,019	$59,132,284	$83,200,198

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three and nine month periods ended September 30, 2022 and 2021 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Digital	$13,065,750	$20,865,844	$50,100,573	$71,064,807
Mobile	2,161,624	3,116,517	7,346,822	10,046,412
Physical retail and other	386,797	378,658	1,684,889	2,088,979
Total revenue from contracts with customers:	$15,614,171	$24,361,019	$59,132,284	$83,200,198

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, which were in the ordinary course of business. Activities in the Company’s deferred revenue as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
Deferred revenue, beginning balance in advance of revenue recognition billing	$20,280,934	$34,529,335
Revenue recognized	(13,039,126)	(26,478,997)
Revenue deferred	5,741,390	12,230,596
Deferred revenue, ending balance	12,983,198	20,280,934
Less: short term portion	3,934,693	11,005,517
Deferred revenue, long term	$9,048,505	$9,275,417

NOTE 4 – CASH, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has $6,368,016 and $6,389,777 as of September 30, 2022 and December 31, 2021, respectively, as security for the debt with a financial institution (see Note 15 — Revolving Loan, Short Term Note, and Long-Term Debt) and to secure standby letters of credit with landlords. The following table summarizes the components of the Company’s cash, and restricted cash and cash equivalents as of September 30, 2022 and September 30, 2021:

	2022	2021
Cash	$9,044,666	$19,716,853
Restricted cash and cash equivalents	6,368,016	6,382,574
Cash, and restricted cash and cash equivalents	$15,412,682	$26,099,427

NOTE 5 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, are collected by a related party and that the related party has not remitted back to the Company. The accounts receivable is offset by payables due to the related party for royalties, internet data center (“IDC”) and marketing costs. Accounts receivable — related party is non-interest bearing and due on demand. The related party is 100% owned and controlled by the wife of the Founder and Chairman of the Company. As of September 30, 2022 and December 31, 2021, the outstanding balance of net accounts receivable from related party was as follows:

	2022	2021
Accounts receivable - related party	$13,519,409	$13,519,409
Less: Accounts payable - related party	(1,279,979)	(5,083,586)
Accounts receivable - related party, net	$12,239,430	$8,435,823

NOTE 6 – DUE FROM SHAREHOLDER

Other receivables from related party consisted of monies that the Company lent to the Company’s Founder and Chairman, who is also the majority shareholder of Suzhou Snail. The loan bore 2.0% per annum interest. Both the loan receivable and the interest receivable are presented as contra equity in our condensed consolidated statements of equity for a total of $94,353,522 as of December 31, 2021. On April 26, 2022, the Company, with approval from its Board of Directors and in accordance with applicable laws and regulations, assigned the other receivables – related party (“due from shareholder” or the “Shi Loan”) of $94,934,400 outstanding including interest, to Suzhou Snail, which assumed the loan as creditor. Simultaneously, the Company declared and paid Suzhou Snail an in-kind dividend with an aggregate amount equal to $94,934,400 on April 26, 2022; see Note 7 – Dividend Distribution. As of September 30, 2022, the other receivable was $0 and no longer reflected on the Company’s condensed consolidated balance sheets.

NOTE 7 – DIVIDEND DISTRIBUTION

On April 26, 2022, the Company declared an in-kind dividend of $94,934,400 for the assignment of the due from shareholder and a cash dividend of $8,200,000 to pay the related withholding taxes; see Note 6 – Due from Shareholder.

NOTE 8 – PREPAID EXPENSES - RELATED PARTY

During the nine month period ended September 30, 2022 the Company prepaid $5,000,000 for exclusive license rights to ARK 2 to a related party. Prepaid expenses — related party consisted of the following as of September 30, 2022 and December 31, 2021:

	2022	2021
Prepaid royalties	$1,520,000	$3,145,000
Prepaid licenses	6,500,000	—
Prepaid expenses - related party, ending balance	8,020,000	3,145,000
Less: short-term portion	(1,500,000)	(3,145,000)
Total prepaid expenses - related party, long-term	$6,520,000	$—

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

In January 2022, the Company received $1,500,000 from Pound Sand, LLC in connection with the Company’s sale of its membership interest in Pound Sand, LLC on December 3, 2020; this amount was included as a receivable in the prepaid expenses and other current assets as of December 31, 2021 in the accompanying condensed consolidated balance sheets.

Prepaid expenses and other current assets consisted of the following as of September 30, 2022 and December 31, 2021:

	2022	2021
Prepaid income taxes	$9,076,317	$8,217,660
Other prepaids	2,404,370	861,332
Other current assets	224,210	1,938,015
Total prepaid expenses and other current assets	$11,704,897	$11,017,007

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021:

	2022	2021
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	267,093
Computer and equipment	1,821,819	1,830,949
Furniture and fixtures	411,801	411,801
	9,534,357	9,631,885
Accumulated depreciation	(4,289,086)	(3,953,184)
Property, plant and equipment, net	$5,245,271	$5,678,701

Depreciation and amortization expense was $128,536 and $208,896 for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense was $435,644 and $638,659 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 11 – INTANGIBLE ASSETS

Intangible assets of trademark and technology consist of game license software underlying intellectual property rights, game trademark name, logo, and other branding items. The Company amortizes the intangible assets over its useful life.

During 2021, the Company impaired the Atlas license right due to delay in launching the game in several platforms. The Company recognized $16,325,000 as impairment loss during the year ended December 31, 2021 and the impairment was calculated based on revision to the discounted cash flow valuation using a 10% discount rate, which reflected the launch delay’s and decreased future cash flow. The following tables set all the intangible assets presented on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
License rights from related parties	$136,665,000	$(133,429,962)	$—	$3,235,038	3 - 5 years
License rights	$3,000,000	$(3,000,000)	$—	$—	5 years
Intangible assets - other:
Software	$51,784	$(51,784)	$—	$—	3 years
Trademark	10,745	(6,031)	—	4,714	15 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(57,815)	$—	$275,600

	December 31, 2021
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
License rights from related parties	$152,990,000	$(127,877,024)	$(16,325,000)	$8,787,976	3 - 5 years
License rights	$3,000,000	$(2,750,000)	$—	$250,000	5 years
Intangible assets - other:
Software	$51,784	$(50,908)	$—	$876	3 years
Trademark	10,745	(5,359)	—	5,386	15 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(56,267)	$—	$277,148

Amortization expense was $1,851,203 and $4,139,551 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $5,803,610 and $11,131,342 for the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2022	$1,851,205
2023	1,384,927
2024	804
2025	803
2026	743
Thereafter	272,156
$3,510,638

NOTE 12 – ACCOUNTS PAYABLE — RELATED PARTY

Accounts payable to related party represents payables in the ordinary course of business primarily for purchases of game distribution licenses and also the royalties due to Suzhou Snail. As of September 30, 2022 and December 31, 2021, the Company had $22,330,781 and $23,733,572, respectively, as accounts payable due to Suzhou Snail. For the three months ended September 30, 2022 and 2021, the Company incurred $94,836 and $200,239, respectively as license costs due to Suzhou Snail. During the nine months ended September 30, 2022 and 2021, the Company incurred $316,869 and $592,262, respectively as license costs due to Suzhou Snail. During the nine months ended September 30, 2022, there was $1,719,660 paid to Suzhou Snail for royalties. There were no such payments made during the nine months ended September 30, 2021.

NOTE 13  – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company lent $200,000 to a wholly owned subsidiary of Suzhou Snail, the loan bears 2.0% per annum interest, interest and principal are due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. Please refer to Note 14 — Loan Payable and Interest Payable — Related Parties. The total amount of loan and interest receivable — related parties was $101,249 and $203,408, as of September 30, 2022 and December 31, 2021, respectively.

NOTE 14 – LOAN PAYABLE AND INTEREST PAYABLE — RELATED PARTIES

The Company had a loan amount due to related parties of $400,000 bearing 2.00% per annum interest. $300,000 of the loan is from a wholly owned subsidiary of Suzhou Snail and due in June 2022, and $100,000 is from Suzhou Snail and due in December 2023. The $100,000 loan along with $3,890 interest payable to Suzhou Snail was offset by the loan receivable Suzhou Snail assumed in February 2022. Please refer to Note 13 — Loan and Interest Receivable — Related Party. In July 2022, the Company paid off the outstanding principal balance of $300,000. As of September 30, 2022 and December 31, 2021, the total loan payable — related parties amounted to $0 and $400,000, respectively, and total unpaid interest amounted to $527,770 and $528,439, as of September 30, 2022 and December 31, 2021, respectively.

NOTE 15 – REVOLVING LOAN, SHORT TERM NOTE AND LONG-TERM DEBT

	September 30,	December 31,
	2022	2021
PPP Promissory Note - In April 2020, the Company applied for and received $773,810 in SBA loans through the paycheck protection program. During the period ended March 31, 2022, the Company made $90,198 in principal payments and during the year ended December 31, 2021 the SBA forgave $392,200 of the PPP loan. In April 2022, the SBA forgave the remaining balance of $126,131 and issued a refund for $48,305 of principal payments made during the three months ended March 31, 2022.	$—	$216,329

2021 Revolving Loan - On June 17, 2021, the Company amended its revolving loan agreement (“amended revolver”) and increased the maximum balance to $9,000,000. The amended revolver matures on December 31, 2023 and has an annual interest rate equal to the prime rate less 0.25%. The revolver is secured by the certificate of deposit accounts held with the financial institution, and reported as restricted cash, in the amount of $5,257,382 and $5,240,752 as of September 30, 2022 and December 31, 2021, respectively. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1.

	9,000,000	9,000,000
2021 Promissory Note - On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10, the loan is secured by the Company’s building and matures on June 30, 2031. The note is subject to a prepayment penalty.	2,904,815	2,962,782

2022 Short Term Note - On January 26, 2022, the Company amended its revolving loan and long-term debt agreements to obtain an additional note with a principal balance of $10,000,000 which matures on January 26, 2023. Interest shall be equal to the higher of 3.75% or the Wall Street Journal Prime Rate plus 0.50%. The loan is secured by the Company’s assets. In the event of a default, all outstanding amounts under the note will bear interest at a default rate equal to 5% over the note rate. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and will be measured quarterly. In November 2022, the maturity was extended to January 26, 2024; see Note 19 - Subsequent Events.

	6,666,667	—
Total	18,571,482	12,179,111
Less: current portion	15,746,092	9,293,677
Total long-term debt	$2,825,390	$2,885,434

Total interest expense for the above debt and revolver loan amounted to $254,480 and $105,577 for the three months ended, September 30, 2022 and 2021, respectively. Total interest expense for above debt and revolver loan amounted to $594,171 and $281,680 for the nine months ended September 30, 2022 and 2021, respectively. Amortization of loan origination expenses of $6,590 and $8,870 are included as part of interest expense for the three months ended September 30, 2022 and 2021, respectively. Amortization of loan origination expenses of $19,149 and $22,388 are included as part of interest expense for the nine months ended September 30, 2022 and 2021, respectively. The Company is in compliance with its debt covenants as of September 30, 2022 and December 31, 2021.

The following table provides future minimum payments of its long-term debt as of December 31:

Years ending December 31,	Amount
Remainder of 2022	$1,269,381
2023	14,496,804
2024	82,748
2025	86,013
2026	89,115
Thereafter	2,547,421
$18,571,482

NOTE 16 – INCOME TAXES

The Company and its subsidiaries currently file tax returns in the United States (federal and state) and Poland. The statute of limitations for its consolidated federal income tax returns are open for tax years ended December 31, 2018 and after. The statute of limitations for its consolidated California income tax returns are open for tax years ended December 31, 2017 and after. All tax periods for its Polish subsidiary are currently subject to examination since its inception in 2018.

The Company recognized an income tax benefit of $398,998 and expense of $891,538 for the three months ended September 30, 2022 and 2021, respectively, reflecting an effective tax rate of 20.5% and 19.2% for the three month periods ended September 30, 2022 and 2021, respectively. The income tax expense of $803,305 and $4,214,245 for the nine months ended September 30, 2022 and 2021, respectively, reflects an effective tax rate of 19.7% for the period ended September 30, 2022 and 19.8% for the period ended September 30, 2021. At September 30, 2022, the Company’s effective tax rate of 19.7% was less than the federal statutory rate of 21.0% primarily due to the impact of foreign taxes.

NOTE 17 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April, 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of September 30, 2022 and December 31, 2021 the Company’s net operating lease right-of-use assets amounted to $3,887,326 and $5,100,912, respectively. During the nine months ended September 30, 2022, the Company terminated one of its lease contracts and had a second expire. One of the Company’s lease contracts resulted in a gain on the lease termination of $122,533. There were no such terminations during the year ended December 31, 2021. The effects of the termination and expiration of the Company’s lease contracts on the related lease asset and liability were as follows:

	Right of Use	Accumulated	Lease Liability		Gain on
	Asset	Amortization	Current	Long Term	Termination
Lease Terminations	$(1,301,571)	$907,370	$442,704	$74,030	$122,533

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights. The Company has elected to expense legal costs associated with legal contingencies as incurred. As of December 31, 2021, the Company had an estimated accrual of $1,330,000, as a result of a pending litigation settlement. Such amount is included in accrued expenses on the accompanying condensed consolidated balance sheets. The Company paid the balance of $1,330,000 during the nine month period ended September 30, 2022.

On December 1, 2021, the Company and Studio Wildcard sent a notice of claimed infringement (the “DCMA Takedown Notice”) to Valve Corporation, which operates the Steam platform, pursuant to the Digital Millennium Copyright Act (“DCMA”). The DCMA Takedown Notice concerns a videogame titled Myth of Empires, which was developed by Suzhou Angela Online Game Technology Co., Ltd. (“Angela Game”) and published by Imperium Interactive Entertainment Limited (“Imperium”). The DCMA Takedown Notice alleges that Angela Game and Imperium misappropriated the copyrighted source code of ARK: Survival Evolved and used it to develop the game Myth of Empires. The DCMA Takedown Notice requested that Steam cease distributing Myth of Empires and remove the game from the Steam platform. Steam complied with the DCMA Takedown Notice and removed Myth of Empires from its platform. The DCMA Takedown Notice was also sent to Tencent Cloud LLC (“Tencent”), which hosts the United States servers for users who downloaded the game before it was removed from Steam, but Tencent has not complied with the DCMA Takedown Notice.

On December 9, 2021, Angela Game and Imperium filed a complaint against the Company and Studio Wildcard in the United States District Court for the Central District of California in response to the DCMA Takedown Notice. The lawsuit seeks a declaratory judgment on non-liability for copyright infringement and non-liability for trade secret misappropriation, as well as unspecified damages for alleged misrepresentations in the DCMA Takedown Notice. Angela Game and Imperium also filed an application for a temporary restraining order asking the court to order us and Studio Wildcard to rescind the DCMA Takedown Notice so that Steam could once again reinstate Myth of Empires for download. On December 20, 2021, the Company and Studio Wildcard filed an answer to the complaint, which included counterclaims against Angela Game and Imperium and a third-party complaint against Tencent seeking unspecified damages resulting from the alleged copyright infringement and misappropriation of trade secrets in connection with the ARK: Survival Evolved source code. On December 23, 2021 the court denied the application for a temporary restraining order and issued an order to show cause as to why a preliminary injunction should not be issued. On January 31, 2022, a hearing was held on the order to show cause, and the court issued an order denying the preliminary injunction.

On February 3, 2022 Angela Game and Imperium appealed the order to the Ninth Circuit Court of Appeals (“Ninth Circuit”), claiming that the district court judge abused her discretion in denying the injunction. On October 6, 2022, the Ninth Circuit issued an order affirming the district court’s denial of the injunction.

Meanwhile, the district court has appointed a neutral expert to compare the parties’ computer code and issue a report about the extent of similarities. The parties have also retained their own experts to compare the code. The district court has set no discovery deadlines or a trial date.

At this time, we are unable to quantify the magnitude of the potential loss should the plaintiffs’ lawsuit succeed. The Company has not recorded any accrual as the legal costs are borne by Studio Wildcard.

NOTE 19 – SUBSEQUENT EVENTS

●	On September 16, 2022, the Company’s parent, Snail, Inc., filed a Form S-1 Registration Statement with the United States Securities and Exchange Commission in connection with its IPO. On November 9, 2022, effective with the IPO pricing, the Company’s existing shareholders transferred their 500,000 shares of common stock of the Company to Snail, Inc. in exchange for 6,251,420 shares of Class A common stock and 28,748,580 shares of Class B common stock of Snail, Inc., and Snail, Inc. became the parent of Snail Games USA Inc. On November 9, 2022 the Company’s parent, Snail, Inc., priced its IPO, and on November 10, 2022, Snail, Inc.’s Class A common stock began trading on The Nasdaq Capital Market exchange under the ticker symbol SNAL. In the IPO, Snail, Inc. issued 3,000,000 shares of Class A common stock and net proceeds from the IPO were distributed to the Company in November 2022 in the amount of approximately $12.0 million. In connection with the IPO, $1.0 million of IPO proceeds were remitted to an escrow account which is held to provide a source of funding for certain indemnification obligations of Snail, Inc. to the underwriters. The amount in escrow will be reported as restricted cash for 12 months from the date of the offering, at which time the restrictions will be removed and the balance will be reverted to unrestricted cash. In the IPO, Snail, Inc. also issued to the underwriters warrants to purchase 120,000 shares of Class A common stock at 125% of the IPO price, or $6.25 per share. The warrants are exercisable for three years from the effective date of registration. The underwriters were also granted an option to purchase up to an additional 450,000 shares of Class A common stock that expires on December 19, 2022, and the underwriters have not exercised the option.
●	The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Plan is administered by the compensation committee of the board of directors. The maximum number of shares available for issuance under the 2022 Plan is 5,718,000. The 2022 Plan permits the grant of restricted stock units (“RSUs”). RSU grants of shares of Class A common stock are subject to certain vesting conditions and restrictions specified in the applicable RSU award agreement. Any employee, non-employee director or consultant is eligible to receive equity-based compensation in the form of RSUs pursuant to the 2022 Plan. In November 2022, employees were granted 1,200,960 RSUs at a value of $6.0 million and non-employee directors were granted 24,000 RSUs at a value of $0.1 million.
●	In November 2022, the Company received a $2.5 million refund of prior year California income tax relating to the Company’s implementation of California’s adopted market-based sourcing rules in income years open for refund. Subsequent years’ returns have been filed using the same methodology on which these refund claims were granted following California Franchise Tax Board review.
●	On November 10, 2022, the Snail, Inc. board of directors approved and established a new share repurchase program (the “Share Repurchase Program”) to reacquire shares of Snail, Inc.’s Class A common stock. The maximum aggregate value of the shares repurchased shall not exceed $5.0 million, and there is no fixed expiration date on the Share Repurchase Program. The exact number of shares of Class A common stock and timing and method of the repurchase are at the discretion of the CEO, CFO and Treasurer. As of December 13, 2022, 1,090,877 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program and the average price paid per share was $2.98.
●	In December 2022, the Company extended the maturity of its term loan from January 26, 2023 to January 26, 2024 for the remaining balance outstanding at the time of the extension, which was $5.8 million. The rate has also been amended to the higher of the Wall Street Journal Prime Rate less 0.25% or 5.75%. A modification fee of $9,375 was paid in connection with the maturity extension.
●	In December 2022, the Company amended its exclusive license agreement relating to ARK 1. The license fee has been restructured so that the Company will pay 45% of total revenue of ARK 1 as a royalty instead of the $1.5 million monthly fee plus 25% of the total ARK 1 revenue once the sequel, ARK 2, is publicly released.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis may contain forward-looking statements based upon our current expectation, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” in Part II, Item 1A of this Quarterly Report.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. For four of the last six years ended December 2021, most recently in 2020, ARK: Survival Evolved was a top-25 seller on the Steam platform across all game genres. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK: Survival Evolved, is a leader within the sandbox survival genre with over 83.2 million console and PC installs through September 30, 2022. See “— Key Performance Metrics and Non-GAAP Measures.” In the three and nine month period ended September 30, 2022, ARK: Survival Evolved averaged a total of 328,583 and 446,640 daily active users (“DAUs”) on the Steam and Epic platforms, respectively, and we experienced a peak of approximately 755,000 DAUs in June 2020. We define “daily active users” as the number of unique users who play any given game on any given day. For the nine months ended September 30, 2022 and 2021, we generated 91.7% and 91.0%, respectively, of our revenues from ARK: Survival Evolved. For the three months ended September 30, 2022 and 2021 we generated 89.6% and 90.9%, respectively, of our revenues from ARK: Survival Evolved.

Our dedication to provide audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through September 30, 2022, our ARK franchise game has been played for more than 2.9 billion hours with an average playing time per user of more than 159 hours and with the top 21% of all players spending over 100 hours in the game, according to data related to the Steam platform. For the nine months ended September 30, 2022 and 2021, our net revenue was $59.1 million and $83.2 million, respectively. For the three months ended September 30, 2022 and 2021, our net revenue was $15.6 million and $24.4 million, respectively. We have maintained a diversified revenue base across platforms. During the nine months ended September 30, 2022, approximately 45.9% of our revenue came from consoles, 38.8% from PC and 12.4% from mobile platforms. During the nine months ended September 30, 2021, approximately 43.8% of our revenue came from consoles, 41.6% from PC and 12.1% from mobile platforms. During the three months ended September 30, 2022, approximately 24.0% of our revenue came from consoles, 59.7% from PC and 13.8% from mobile platforms. During the three months ended September 30, 2021, approximately 36.9% of our revenue came from consoles, 48.8% PC and 12.8% from mobile platforms. We had net income of $3.2 million for the nine months ended September 30, 2022, as compared to net income of $17.0 million for the nine months ended September 30, 2021; and a loss of $1.5 million for the three months ended September 30, 2022, as compared to net income of $3.8 million for the three months ended September 30, 2021.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business and the comparability of our results from period to period, including:

Investments in our content strategy

We continuously evaluate and invest in content strategy to improve and innovate our games and features and to develop current technological platforms. We are currently actively investing in expanding our gaming pipeline as well as developing media and eSports content related to our gaming intellectual property. We also continue to invest to grow our micro-influencer platform, NOIZ, by attracting new influencers and brand customers.

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 34.6 million units between January 1, 2016 and September 30, 2022. During the nine months ended September 30, 2022, we sold 4.2 million units compared to 5.4 million during the nine months ended September 30, 2021. During the three months ended September 30, 2022, we sold 1.2 million units compared to 1.3 million during the 3 months ended September 30, 2021. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing on new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players.

While we believe we have a significant opportunity to grow our install base, we anticipate that our overall install growth rate will fluctuate over time as we continue to release new master games and companion DLCs. Download rates and user engagement may increase or decrease based on other factors such as growth in console, PC and mobile games, ability to release content, and market effectively and distribute to users.

Investments in our technology platform

We are focused on innovation and technology leadership in order to maintain our competitive advantage. We spend a portion of our capital on our research and development platform to continuously improve our technological offerings and gaming platform. Our proprietary video game technology includes a versatile game engine, development pipeline tools, advanced rendering technology and advanced server and network operations. Continued investment in improving the technology behind our existing gaming platforms as well as developing new software tools for new product offerings is important to maintaining our strategic goals, developer and creator talent, and financial objectives. For us to continue providing cutting-edge technology to our users to bring digital interactive entertainment to market, we must also continue to invest in developmental and creative resources. For our users, we regularly invest in user-friendly features and enhance user experience in our games and platforms. As our industry moves towards increased use of cloud gaming and gaming as a service technology, our ability to bring interactive technologies to market will be an increasingly important part of our business.

Ability to release content, market effectively through cross media and expand the gaming group

Establishing and maintaining a loyal network of players for our premium games is vital for our business and drives revenue growth. To grow and maintain our player base, we invest in developing new games to attract and engage players, and in providing existing audiences with proven content in the form of new DLCs. In the near-term, we may increase spending on original content creation with new studios, and on sales and marketing as a percentage of revenue to grow our player network. The scale of our player base is determined by a number of factors, including our ability to strengthen player engagement by producing content that players play regularly and our effectiveness in attracting new players, both of which may in turn affect our financial performance.

Strategic relationship with developers, Studio Wildcard & Suzhou Snail

We have grown and expect to continue to grow our business by collaborating with game studios that we believe can benefit from our team’s decades of experience developing successful games. We have strategic relationships with many developer studios that create original content for us. The relationships allow for valuable knowledge sharing between Suzhou Snail, a related party, and the developer studios. We enjoy a long-term relationship with Studio Wildcard, which develops our ARK franchise. We have an exclusive license with Studio Wildcard for rights to ARK, and we work with them and our other studio developer partners to provide ongoing support across numerous aspects of game development. Our financial results may be affected by our relationship with game studios, including Studio Wildcard, and our ability to create self-developed titles.

Relationship with third party distribution platforms

We derive nearly all of our revenue from third-party distribution platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, Google Stadia, the Apple App Store, the Google Play Store and the Amazon Appstore. These digital distribution platforms have policies that may impact our reachability to our potential audience, including the discretion to amend their terms of service, which could affect our current operations and our financial performance. As we expand to new markets, we anticipate similar relationships with additional distribution partners that could similarly impact our performance.

Seasonality

We experience fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles, variations in sales of titles developed for particular platforms, market acceptance of our titles, development and promotional activities relating to the introduction of new titles, releases of expansion packs and DLCs, and to coincide with the global holiday season in the fourth and first quarters of each year. Seasonality in our revenue also tends to coincide with promotional cycles on platforms, typically on a quarterly basis.

COVID-19

Since March 2020, the COVID-19 pandemic has caused major disruption to all aspects of the global economy and daily life, particularly as quarantine and stay-at-home orders have been imposed by all levels of government. We have followed guidance by U.S. and other applicable foreign and local governments to protect our employees and operations during the pandemic and have implemented a remote environment for our business.

Despite the challenges we have faced in light of the COVID-19 pandemic, our revenues and number of installs have increased while the stay-at-home orders were at their peak across the United States. As individuals spent more time at home, we observed an increase in time spent with digital entertainment, including casual gaming and games involving socially interactive experiences. For example, primarily during the second quarter of 2020, we saw increased sales and revenues relative to our quarterly forecasts and historic trends. However, beginning in the third quarter of 2020, sales and revenues returned to levels more consistent with historical periods.

We cannot predict the potential future impact the COVID-19 pandemic may have on our business or operations. See “Risk Factors — Risks Related to Our Business — The COVID-19 pandemic and containment efforts across the globe have materially altered how individuals interact with each other and have materially affected how we and our business partners are operating, and the extent to which this situation will impact our future results of operations and overall financial performance remains uncertain” included in our Prospectus as filed by us with the SEC on November 10, 2022 pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1, as amended, for more information.

In 2020, we applied for, and received, funds under the Paycheck Protection Program (“PPP”) in the amount of $0.8 million. In December 2020, $0.1 million of the PPP loan was forgiven by the U.S. Small Business Administration (the “SBA”). In March 2021, an additional $0.4 million principal amount of the PPP loan balance was forgiven by the SBA and, as of April 2022, all outstanding amounts under the PPP loan had been repaid or forgiven.

We will continue to evaluate the nature and extent of the potential impact of the COVID-19 pandemic on our business, results of operations and liquidity.

Key Performance Metrics and Non-GAAP Measures

Units Sold

We monitor Units Sold as a key performance metric in evaluating the performance of our console and PC game business. We define Units Sold as the number of game titles purchased through digital channels by an individual end user. Under this metric, the purchase of a standalone game, DLC, Season Pass or bundle on a specific platform are individually counted as a unit. For example, an individual who purchases a standalone game and DLC on one platform, a Season Pass on another platform, and a bundle on a third platform would count as four Units Sold. Similarly, an individual who purchases three standalone game titles on the same platform would count as three Units Sold.

Units Sold may be impacted by several factors that could cause fluctuations on a quarterly basis, such as game releases, our promotional activities, which most often coincide with the global holiday season in the fourth and first quarters of each year, promotional sales on digital platforms, console release cycles and new digital platforms. Future growth in Units Sold will depend on our ability to launch new games and features and the effectiveness of marketing strategies.

	Three Months ended September 30,				Nine months ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change

	(in millions)
Units Sold	1.2	1.3	(0.1)	(7.7)%	4.2	5.4	(1.2)	(22.2)%

Bookings & EBITDA

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe Bookings and EBITDA, as non-GAAP measures, are useful in evaluating our operating performance. Bookings and EBITDA, as used in this Quarterly Report, are non-GAAP financial measures that are presented as supplemental disclosures and should not be construed as alternatives to net income (loss) or revenue as indicators of operating performance, nor as alternatives to cash flow provided by operating activities as measures of liquidity, both as determined in accordance with GAAP.

We supplementally present Bookings and EBITDA because they are key operating measures used by our management to assess our financial performance. Bookings adjusts for the impact of deferrals and, we believe, provides a useful indicator of sales in a given period. EBITDA adjusts for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. Management believes Bookings and EBITDA are useful to investors and analysts in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Bookings and EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against other peer companies using similar measures. We evaluate Bookings and EBITDA in conjunction with our results according to GAAP because we believe it provides investors and analysts a more complete understanding of factors and trends affecting our business than GAAP measures alone. Bookings and EBITDA should not be considered as alternatives to net income (loss), as measures of financial performance or any other performance measure derived in accordance with GAAP.

Bookings

Below is a reconciliation of total net revenue to Bookings, the closest GAAP financial measure.

Bookings is defined as the net amount of products and services sold digitally or physically in the period. Bookings is equal to revenues excluding the impact from deferrals.

	Three Months ended				Nine months ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(in millions)
Total net revenue	$15.6	$24.4	$(8.8)	(36.1)%	$59.1	$83.2	$(24.1)	(29.0)%
Change in deferred net revenue	(4.3)	(6.2)	1.9	(30.6)%	(7.3)	(11.4)	4.1	(36.0)%
Bookings	$11.3	$18.2	$(6.9)	(37.9)%	$51.8	$71.8	$(20.0)	(27.9)%

For the three months ended September 30, 2022, bookings decreased by $6.9 million, or 37.9%, compared to the three months ended September 30, 2021, primarily as a result of a decline in ARK-related revenues. On June 3, 2021 we had also launched our Genesis II DLC resulting in elevated bookings during the three month period ended September 30, 2021.

For the nine months ended September 30, 2022, bookings decreased by $20.0 million, or 27.9%, compared to the nine months ended September 30, 2021, primarily as a result of a decline in ARK-related revenues.

EBITDA

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure. We define EBITDA as net income (loss) before (i) interest expense, (ii) interest income, (iii) income tax provision (benefit) and (iv) depreciation and amortization expense.

EBITDA as calculated herein may not be comparable to similarly titled measures reported by other companies within the industry and is not determined in accordance with GAAP. Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or unexpected items. We may also incur expenses that are the same, or similar to, some of the adjustments in this presentation.

	Three Months ended				Nine months ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(in millions)
Net income (loss)	$(1.5)	$3.8	$(5.3)	(139)%	$3.2	$17.0	$(13.8)	(81)%
Interest income and interest income – related parties	—	(0.4)	0.4	(100)%	(0.6)	(1.1)	0.5	(45)%
Interest expense and interest expense – related parties	0.3	0.1	0.2	200%	0.6	0.3	0.3	100%
Income tax provision (benefit)	(0.4)	0.9	(1.3)	(144)%	0.8	4.2	(3.4)	(81)%
Depreciation and amortization expense	0.1	0.2	(0.1)	(50)%	0.4	0.6	(0.2)	(33)%
EBITDA	$(1.5)	$4.6	$(6.1)	(133)%	$4.4	$21.0	$(16.6)	(79)%

Components of Results of Operations

Revenues

We primarily derive revenue from the sale of our games through various gaming platforms. Through these platforms, users can download our games and, for certain games, purchase virtual items to enhance their game-playing experience. We offer certain software products through third-party digital storefronts, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, Google Stadia, the Apple App Store, the Google Play Store and the Amazon Appstore, and certain retail distributors. For sales arrangements through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Game Stores, Google Stadia and retail distributors, the digital platforms and distributors have discretion in establishing the price for the specified good or service, and we have determined we are the agent in the sales transaction to the end user and therefore report revenue on a net basis based on the consideration received from the digital storefront. For sales arrangements through the Apple App Store and the Google Play Store, we have discretion in establishing the price for the specified good or service and have determined that we are the principal to the end user and therefore report revenue on a gross basis. Mobile platform fees charged by these digital storefronts are expensed as incurred and reported within cost of revenue as merchant fees.

We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue is comprised of the transaction price allocable to our performance obligation on technical support and the sale of virtual goods available for in-app purchases, and payments received from customers prior to launching the games on the platforms. We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations.

Our net revenues through our top platform providers as a proportion of our total net revenue for the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021 were as follows:

	Three Months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(in millions)
Valve Corporation (Steam)	$5.1	$6.7	$(1.6)	(23.9)%	$17.9	$27.7	$(9.8)	(35.4)%
Microsoft Corporation	1.6	5.0	(3.4)	(68.0)%	15.2	17.7	(2.5)	(14.1)%
Sony Interactive Entertainment LLC	1.1	1.9	(0.8)	(42.1)%	7.7	9.5	(1.8)	(18.9)%
Sony Interactive Entertainment Europe	0.7	1.7	(1.0)	(58.8)%	3.2	8.0	(4.8)	(60.0)%
All Other Revenue	7.1	9.1	(2.0)	(22.0)%	15.1	20.3	(5.2)	(25.6)%
Total	$15.6	$24.4	$(8.8)	(36.1)%	$59.1	$83.2	$(24.1)	(29.0)%

We expect changes in revenue to correlate with trends in the use and purchase of our games.

Cost of revenue

Cost of revenue includes license royalty fees, merchant fees, engine fees, server and database cost centers, game licenses and license right amortization. For a description of our licensing arrangements, please see Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report. We generally expect cost of revenue to fluctuate proportionately with revenues.

General and administrative

General and administrative expenses include rent expense, outsourced professional services such as consulting, legal and accounting services, taxes and dues, insurance premiums, and costs associated with maintaining our property and infrastructure. General and administrative expenses also include salaries and wages, which consist of compensation we pay to our employees. We expect salaries and wages to increase in a manner that is proportional with the added expenses and expertise of operating as a public company. We also expect salaries and wages to increase as we increase headcount as we expand our product offerings. Future stock-based compensation will be recorded within general and administrative expense. We also record legal settlement expenses as components of general and administrative expenses. We expect general and administrative expenses will increase in absolute dollars due to the additional administrative and regulatory burden of becoming and operating as a public company.

Research and development

Research and development consists primarily of consulting expenses and salaries and wages devoted towards the development of new games and related technologies. We do not fund or enter into arrangements relating to the research and development activities from third-party developers from whom we license games. We expect our research and development to increase as we develop new content, games or technologies.

Advertising and marketing

Advertising and marketing consists of costs related to advertising and user acquisition efforts, including payments to third-party marketing agencies. We occasionally offer our early access trial, through which we sell our games that are in development and testing. The early access trial allows us to both monetize and receive feedback on how to improve our games over time. We plan to continue to invest in advertising and marketing to retain and acquire players. However, sales and marketing expenses may fluctuate as a percentage of revenues depending on the timing and efficiency of our marketing efforts.

Interest expense and other, net

Interest expense consists of interest incurred under our Term Loans, Revolver and Promissory Notes (each as defined herein). We expect to continue to incur interest expense under our debt instruments, although with respect to certain instruments, our interest expense will fluctuate based upon the underlying variable interest rates and level of debt outstanding.

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 19.7% was lower than the federal statutory rate of 21% primarily due to the impact of foreign taxes.

Results of Operations

Comparison of the three months ended September 30, 2022 versus the three months ended September 30, 2021

	Three Months ended September 30,
	2022	2021	$ Change	% Change

	(in millions)
Revenues, net	$15.6	$24.4	$(8.8)	(36.1)%
Cost of revenues	11.5	15.5	(4.0)	(25.8)%
Gross profit	4.1	8.9	(4.8)	(53.9)%
Operating expenses:
General and administrative	5.4	4.0	1.4	35.0%
Research and development	0.1	0.2	(0.1)	(50.0)%
Advertising and marketing	0.2	0.2	—	0.0%
Depreciation and amortization	0.1	0.2	(0.1)	(50.0)%
Total operating expenses	5.8	4.6	1.2	26.1%
Income (loss) from operations	$(1.7)	$4.3	$(6.0)	(139.5)%

Revenues

Net revenues for the three months ended September 30, 2022 decreased by $8.8 million, or 36.1%, compared to the three months ended September 30, 2021. The decrease in net revenue was due to a decrease in ARK Units Sold, milestone payments and a higher amount of deferred revenue recognized as revenue in 2021. Total ARK related revenues decreased by $8.5 million during the three months ended September 30, 2022 as compared to the three month period ended September 30, 2021. $5.2 million of the ARK 1 decrease was attributable to both the age of the game and sales normalizing in 2022 after the initial release of Genesis II in June 2021, $2.3 million of the decrease is due to reduced deferred revenue recognized in 2022 and $1.0 million of the decrease is due to a milestone payment related to the launch of ARK on a platform during the three months ended September 30, 2021 that did not occur in 2022.

Cost of revenues

Cost of revenues for the three months ended September 30, 2022 decreased by $4.0 million, or 25.8%, compared to the three months ended September 30, 2021.

Cost of revenues for the three months ended September 30, 2022 and 2021 comprised the following:

	Three months ended September 30,
	2022	2021	$Change	% Change
Software license royalties - related parties	$3,428,231	$4,954,040	$(1,525,809)	(30.8)%
Software license royalties	47,020	—	47,020	100.0%
License and amortization - related parties	6,350,979	8,483,182	(2,132,203)	(25.1)%
License and amortization	224	155,701	(155,477)	(99.9)%
Game localization	840	5,727	(4,887)	(85.3)%
Merchant fees	602,814	847,610	(244,796)	(28.9)%
Engine fees	359,263	552,913	(193,650)	(35.0)%
Internet, server and data center	535,399	479,154	56,245	11.7%
Costs related to advertising revenue	144,191	—	144,191	100.0%
Total:	$11,468,961	$15,478,327	$(4,009,366)	(25.9)%

The decrease in cost of revenue for the three months ended September 30, 2022 was due to a decrease in royalties in line with a decrease in revenue and lower amortization costs due to the impairment of the Company’s Atlas license previously in late 2021.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 increased by $1.4 million, or 35.0%, compared to the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to $1.0 million of increased legal and professional expenses that was the result of the Angela Games litigation and financial reporting related costs. Salaries and wages increased by $0.6 million due to the growth of the Company. Compensation and internet and server costs increased by $0.3 million due to inflation pressure of the underlying costs. These were offset by decrease in contractors expenses of $0.4 million due to the decrease in activity for our subsidiary, BTBX.IO, LLC during the three month period ended September 30, 2022,

Research and development expenses

Research and development expenses for the three months ended September 30, 2022 decreased by $0.1 million, or 50.0%, compared to the three months ended September 30, 2021. The decrease in research and development expenses was primarily due to decreased spending on the development of the Agartha game in 2022 as the game development was completed and Agartha released on August 18, 2022.

Advertising and marketing expenses

Advertising and marketing expenses for the three months ended September 30, 2022 remained approximately the same as compared to the three months ended September 30, 2021, due to reduced spending on direct advertising in 2022 as the Company marketed the Genesis II release in 2021 and did not have a release in 2022, offset by the Company’s participation in PAX West in 2022.

Depreciation and amortization expenses

Depreciation and amortization expenses for the three months ended September 30, 2022 decreased by $0.1 million, or 50.0%, compared to the three months ended September 30, 2021. The decrease in depreciation and amortization expenses was primarily due to the termination of a lease which resulted in a lower depreciable base of leasehold improvements.

Other Factors Affecting Net Income (Loss)

	Three Months ended September 30,
	2022	2021	$ Change	% Change

	(in millions)
Interest income – related parties	$—	$0.4	$(0.4)	(100.0)%
Interest expense	(0.3)	(0.1)	(0.2)	200.0%
Income tax provision (benefit)	(0.4)	0.9	(1.3)	(144.4)%

Interest income

Interest income — related parties stemmed from the interest charged on the Shi Loan (as defined below).

Interest income — related parties was $0.0 million, and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. The decrease was due to the distribution of the Shi Loan to Suzhou Snail in April 2022.

Interest expense

Interest expense primarily related to our outstanding indebtedness with our third-party lenders. Interest expense increased by $0.2 million for the three months ended September 30, 2022 as a result of interest charges on the new short-term note issued in January 2022.

Income tax provision (benefit)

The provision for income tax was a $0.4 million benefit and a $0.9 million provision for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $1.3 million. Our effective income tax rate was 20.5% and 19.2% for the three months ended September 30, 2022 and 2021, respectively.

Comparison for the nine months ended September 30, 2022 versus the nine months ended September 30, 2021.

	Nine months ended September 30,
	2022	2021	$ Change	% Change

	(in millions)
Revenues, net	$59.1	$83.2	$(24.1)	(29.0)%
Cost of revenues	37.7	48.4	(10.7)	(22.1)%
Gross profit	21.4	34.8	(13.4)	(38.5)%
Operating expenses:
General and administrative	16.2	13.0	3.2	24.6%
Research and development	0.5	0.6	(0.1)	(16.7)%
Advertising and marketing	0.6	0.3	0.3	100.0%
Depreciation and amortization	0.4	0.6	(0.2)	(33.3)%
Total operating expenses	17.7	14.5	3.2	22.1%
Income from operations	$3.7	$20.3	$(16.6)	(81.8)%

Revenues

Net revenues for the nine months ended September 30, 2022 decreased by $24.1 million, or 29.0%, compared to the nine months ended September 30, 2021. Of the $24.1 million decrease in net revenues, $22.2 million was attributable to ARK 1, $0.8 million to Age of Wushu, $0.5 million to Last Oasis, $0.3 million to PixARK, $0.2 million to Atlas and $0.2 million to Voyage, offset by an increase of $0.2 million due to release of West Hunt during the period. Of the $22.2 million decrease attributable to ARK 1, $24.9 million is due to reduced sales of ARK 1, $4.8 million is due to the decrease in deferred revenue recognized, offset by a $7.5 million increase in one off payments during the nine month period ended September 30, 2022. Despite the decrease in Units Sold, the Company recorded a significant increase in its game installs during the nine months ended September 30, 2022, mainly caused by the free week promotions on the Steam and Epic platforms and a subscription program on a certain platform, as a result of which the Company recorded 34.7 million installs, compared to 5.1 million installs for the nine months ended September 30, 2021.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2022 decreased by $10.6 million, or 22.0%, compared to the nine months ended September 30, 2021.

Cost of revenues for the nine months ended September 30, 2022 and 2021, respectively, comprised the following:

	Nine months ended September 30,
	2022	2021	$Change	% Change
Software license royalties - related parties	$13,314,258	$17,046,875	$(3,732,617)	(21.9)%
Software license royalties	47,020	—	47,020	0.0%
License and amortization - related parties	19,052,938	24,169,714	(5,116,776)	(21.2)%
License and amortization	250,672	456,149	(205,477)	(45.0)%
Game localization	840	47,100	(46,260)	(98.2)%
Merchant fees	1,856,371	2,878,020	(1,021,649)	(35.5)%
Engine fees	1,575,942	2,453,533	(877,591)	(35.8)%
Internet, server and data center	1,502,631	1,329,670	172,961	13.0%
Costs related to advertising revenue	144,191	—	144,191	0.0%
Total:	$37,744,863	$48,381,061	$(10,636,198)	(22.0)%

The decrease in cost of revenue during the nine months ended September 30, 2022 was primarily due to a reduction in software license royalties of $3.7 million, which is in line with the reduced sales during the period, and decreased amortization costs of $5.3 million as a result of the 2021 impairment loss of $16.3 million on the Atlas license, which led to a lower amortizable base in the current period.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2022 increased by $3.2 million, or 24.6%, compared to the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to $2.9 million of increased legal expenses as a result of the Angela Game litigation, $0.5 million of increased professional fees as a result of the shareholder loan distribution related tax consultation expenses, $1.1 million of increased salaries and wages and $0.6 million of increased internet and server costs; offset by a $1.7 million reduction in contractor expenses as a result of decreased activity in the Company’s subsidiary, BTBX.IO, LLC, and reduced need for contractors at the subsidiaries Donkey Crew and Eminence.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2022 decreased by $0.1 million, or 16.7%, compared to the nine months ended September 30, 2021. The decrease in research and development expenses was primarily due to lower costs related to the development of Agartha as the game was released in August 2022.

Advertising and marketing expenses

Advertising and marketing expenses for the nine months ended September 30, 2022 increased by $0.3 million, or 100.0%, compared to the nine months ended September 30, 2021 which was due to increased campaigns on NOIZ, $0.1 million increased advertising by Wandering Wizard for the Agartha and West Hunt campaigns and $0.2 million for the Company’s participation at the Gamesbeat Summit and Paxwest in 2022.

Depreciation and amortization expenses

Depreciation and amortization expenses for the nine months ended September 30, 2022 decreased by $0.2 million, or 33.3%, compared to the nine months ended September 30, 2021. The decrease in depreciation and amortization expenses was primarily due to lower depreciable base of leasehold improvements as a result of a lease terminations that occurred in 2022.

Other Factors Affecting Net Income (Loss)

	Nine months ended September 30,
	2022	2021	$ Change	% Change

	(in millions)
Interest income	$—	$0.1	$(0.1)	(100.0)%
Interest income – related parties	0.6	1.1	(0.5)	(45.5)%
Interest expense	(0.6)	(0.3)	(0.3)	100.0%
Other income	0.3	0.5	(0.2)	(40.0)%
Equity in (loss) of unconsolidated entity	—	(0.3)	0.3	(100.0)%
Income tax provision	0.8	4.2	(3.4)	(81.0)%

Interest income

Interest income in the nine months ended September 30, 2022 and 2021 primarily related to our deposits with third-party financial institutions, while interest income — related parties primarily stemmed from the interest charged on the shareholder loan.

Interest income — related parties were $0.6 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was driven by the distribution of the shareholder loan to Suzhou Snail in April 2022.

Interest expense

Interest expense primarily related to our outstanding indebtedness with our third-party lenders.

Interest expense increased by $0.3 million for the nine months ended September 30, 2022 primarily as a result of interest charges on the new short-term note issued in January 2022.

Income tax provision

The provision for income tax was $0.8 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $3.4 million. Our effective income tax rate was 19.7% and 19.8% for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Capital spending

We incur capital expenditures in the normal course of business and perform ongoing enhancements and updates to our social and mobile games to maintain their quality standards. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities. We may also pursue acquisition opportunities for additional businesses or games that meet our strategic and return on investment criteria. Capital needs for investment opportunities are evaluated on an individual opportunity basis and may require significant capital commitments.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents. Our unrestricted cash and cash equivalents were $9.0 million and $19.7 million as of September 30, 2022 and 2021, respectively. Our restricted cash primarily consists of time deposits and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Nine months ended September 30,
	2022	2021	$ Change	% Change

	(in millions)
Net cash flows provided by (used in) operating activities	$(0.7)	$18.6	$(19.3)	(103.8)%
Net cash flows provided by (used in) investing activities	1.2	(29.5)	30.7	(104.1)%
Net cash flows provided by (used in) financing activities	(1.6)	2.7	(4.3)	(159.3)%
Effect of currency translation on cash and cash equivalents	—	0.4	(0.4)	(100.0)%
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(1.1)	$(7.8)	$6.7	(85.9)%

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2022 decreased $19.3 million as compared to the cash provided by operating activities for the nine months ended September 30, 2021, which resulted primarily from a $0.6 million net decrease in change in net operating assets and liabilities, a period-over-period decrease in net income of $13.8 million and a decrease of $5.0 million in non-cash reconciling items.

Net income was $3.2 million and $17.0 million for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $13.8 million. The decrease was primarily due to a decrease in revenue of $24.1 million, an increase in general and administrative expenses of $3.1 million, offset by a decrease in license cost and license right amortization of $9.0 million, a decrease in merchant and engine fees of $1.9 million and a decrease in the Company’s tax provision of $3.4 million.

Non-cash reconciling items were $5.4 million and $10.4 million for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $5.0 million. The decrease in the non-cash reconciling items was primarily due to a decrease of $5.3 million in amortization that was the result of an impairment loss recognized at the end of fiscal year 2021.

The decrease in our net operating assets and liabilities between the nine months ended September 30, 2022 and 2021 of $0.6 million was primarily the result of a net decrease in accounts receivables and accounts receivable — related party of $3.7 million due to timing of receipts and payments from customers and related party, a net decrease in prepaid expenses related party and prepaid expenses and other current assets of $1.4 million primarily driven by timing of payments of federal and state taxes and development costs and the expense of prepaid royalties, a decrease in accrued expenses of $0.8 million primarily driven by larger income tax accruals in 2021, partially offset by an increase in deferred revenue of $4.1 million and a net increase in accounts payable and accounts payable – related party of $1.6 million.

Our accounts receivable — related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE, Inc. (“SDE”), a related party. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of September 30, 2022 and December 31, 2021, the net outstanding balance of receivables due from SDE was $12.2 million and $8.4 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within a commercially reasonable period of time. In the event we do not receive timely remittance from SDE, we may hold back amounts owed to SDE from future licensing costs payable to SDE pursuant to our existing contractual relationship. See Note 5 – Accounts Receivable — Related Party to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Investing activities

Cash provided by investing activities for the nine months ended September 30, 2022 increased $30.7 million compared to the nine months ended September 30, 2021 due to payments for the acquisition of license rights relating to the release of Genesis II of $5.0 million in 2021, the additional funding of the Shi Loan of $24.5 million in 2021 and the receipt by the Company of $1.5 million on the Pound Sand note in 2022.

Financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2022 was $1.6 million compared to net cash flows provided by financing activities of $2.7 million for the nine months ended September 30, 2021. Financing activities for the nine months ended September 30, 2022 included $10.0 million in borrowings on a short term note which was offset by $8.2 million in cash dividends that was declared and paid during the period and $3.3 million of repayments on the Company’s short term note. Financing activities for the nine months ended September 30, 2021 included $3.0 million in borrowings under our Term Loan and $6.5 million in borrowings on our revolving loan which was partially offset by $6.7 million in repayments on long term debt.

Registered Offering

In September 2022, we filed a Form S-1 Registration Statement with the United States Securities and Exchange Commission in connection with our IPO. As of the effective date of the Registration Statement, we became the parent company of Snail Games USA and a holding company, with our principal asset consisting of all the shares of common stock of Snail Games USA.

In the IPO, we issued 3,000,000 shares of our Class A common stock and net proceeds from the issuance were distributed to Snail Games USA in November 2022 in the amount of $12.0 million. In connection with the IPO, $1.0 million of the net proceeds were remitted to an escrow account which is held to provide a source of funding for our indemnification obligations to the underwriters. The amount in escrow will be reported as restricted cash for 12 months from the date of the IPO, at which time the restrictions will be removed and the balance will be reverted to unrestricted cash.

Loans to related parties

Snail Games USA was party to a line of credit note with Mr. Hai Shi, our Founder and Chairman, which provided for loans to Mr. Shi up to a maximum aggregate principal amount of $100.0 million (the “shareholder loan” or “Shi Loan”). Interest accrued on outstanding amounts at a rate of 2.00% per year, and all outstanding amounts were due and payable on demand. As of December 31, 2021, outstanding borrowings (including interest receivable) under the line of credit amounted to $94.4 million. In April 2022, Snail Games USA distributed the Shi Loan to Suzhou Snail, Snail Games USA’s former corporate parent, which assumed the loan as creditor. At the time of the distribution, $94.9 million was outstanding, including interest. As a result of this distribution, the total withholding taxes amounted to $8.2 million, which amount was distributed to Suzhou Snail in connection with the distribution of the Shi Loan and subsequently paid on April 29, 2022. As of April 2022, as a result of the distribution, the Shi Loan is no longer reflected on our condensed consolidated balance sheets.

Capital resources

We primarily fund our operations from our net cash flows provided by operating activities. In addition to these cash flows, we have entered into certain debt arrangements to provide additional liquidity and to finance our operations.

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “Revolver”) to increase our revolving line of credit to $9.0 million. As amended, the Revolver matures on December 31, 2023 and bears interest at a rate equal to the prime rate less 0.25%. Interest is due and payable under the Revolver on a monthly basis, and borrowings under the revolver are secured by certain deposit accounts. The revolver is secured by the certificate of deposit accounts held with the financial institution, and reported as restricted cash, in the amounts of $5.3 million and $5.2 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, we had borrowings of $9.0 million, outstanding under our Revolver.

Term Loan

In June 2021, we entered into a loan agreement with a financial institution providing for a term loan in an aggregate principal amount of $3.0 million (the “Term Loan”). The Term Loan, which matures in June 2031, bears interest at a fixed rate of 3.5% for the five years and then at a floating rate of the Wall Street Journal prime rate until maturity. The Term Loan is secured by our principal headquarters. The Term Loan replaced and refinanced a previously outstanding $3.0 million promissory note due September 2021.

In January 2022, we amended and restated our Revolver and we executed a promissory note to obtain an additional long-term loan with a principal balance of $10.0 million which matures on January 26, 2023 (the “New Term Loan”). Interest is equal to the higher of 3.75% and the Wall Street Journal prime rate plus 0.50%. The New Term Loan is secured and collateralized by our existing assets. In December 2022, the maturity date was extended to January 26, 2024 and interest rate amended to the higher of the Wall Street Journal Prime Rate less 0.25% or 5.75%, see Note 19 – Subsequent Events to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of September 30, 2022, we had borrowings of $6.7 million outstanding under the New Term Loan.

Cares Act PPP Loan

In 2020, we applied for, and received, funds under the PPP in the amount of $0.8 million. In December 2020, $0.1 million of the PPP loan was forgiven by the SBA. In March 2021, an additional $0.4 million principal amount of the PPP loan balance was forgiven by the SBA. As of April 2022, all outstanding amounts under the PPP loan have either been repaid or forgiven.

Financial covenants

The Revolver, Term Loan and the New Term Loan require us to maintain quarterly minimum EBITDA of $3.0 million and to satisfy certain financial maintenance ratios, including a current ratio of 1.5 to 1.0, and minimum service coverage ratio of 1.5 to 1.0. We were in compliance with all covenants under our debt facilities as of September 30, 2022 and December 31, 2021.

For additional information regarding our indebtedness, see Note 15  — Revolving Loan, Short Term Note and Long-Term Debt to our unaudited condensed consolidated financial statement included in this Quarterly Report.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2022 (in millions):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Operating lease obligations	$4.6	$1.3	$3.1	$0.2	$—
Debt	$18.6	$15.7	$0.2	$0.2	$2.5

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. For additional information on our significant accounting policies, please refer to Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. The JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Item 1 of Part I, “Unaudited Consolidated Financial Statements—Note 18—Commitments and Contingencies—Litigation.”

Item 1A. Risk Factors.

As of the date of this Quarterly Report on, there have been no material changes from the risk factors disclosed in our Prospectus as filed by us with the SEC on November 10, 2022 pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1 (File No. 333-267483), as amended, except as described below. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We cannot guarantee that our share repurchase program will be fully implemented or it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock, which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors., at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of December 13, 2022, approximately $1.8 million of the share repurchase program remains available for future repurchases. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

Repurchases under our share repurchase program will decrease the number of outstanding shares of our Class A common stock and therefore could affect the price of our Class A common stock and increase its volatility. The existence of our share repurchase program could also cause the price of our Class A common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our Class A common stock. Additionally, repurchases under our share repurchase program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our Class A common stock price. Although our share repurchase program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Subsequent to the period covered by this Quarterly Report, we issued the following securities that were not registered under the Securities Act.

On November 14, 2022, concurrently with the IPO and pursuant to the certain reorganization transactions, the pre-IPO stockholders of Snail Games USA Inc. (“SGUSA”) collectively exchanged 500,000 shares of SGUSA common stock for 6,251,420 shares of our Class A common stock and 28,748,580 shares of our Class B common stock.

The foregoing transactions were exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(a)(2) of the Act.

Use of Proceeds.

On November 14, 2022, we closed our IPO, in which we issued and sold 3,000,000 shares of our Class A common stock. All of the shares were sold at a price to the public of $5.00 per share for an aggregate offering price of $15.0 million. The underwriters may also exercise their option to purchase up to an additional 450,000 shares of Class A common stock from us (the “Option”), less the underwriting discount, for 45 days after the date of the prospectus (the “Prospectus”) included in our registration statement on Form S-1 (File No. 333-267483) (the “Registration Statement”). As of the date of this Quarterly Report, the underwriters have not exercised the Option.

All of the shares sold were registered under the Act pursuant the Registration Statement, which became effective on November 9, 2022. The representatives of the underwriters for the offering were US Tiger Securities, Inc. EF Hutton, division of Benchmark Investments, LLC.

We received net proceeds of approximately $10.3 million after deducting underwriting discounts and commissions of $975,000 and estimated offering expenses of $3.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. In addition to the use of proceeds described in the Prospectus included in the Registration Statement, we intend to use up to $5.0 million of IPO proceeds to repurchase shares of Class A common stock pursuant to the Share Repurchase Program.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None. However, on November 10, 2022, the Snail, Inc. board of directors approved and established the Share Repurchase Program to reacquire shares of Snail, Inc.’s Class A common stock. The maximum aggregate value of the shares repurchased shall not exceed $5.0 million, and there is no fixed expiration date on the Share Repurchase Program. The exact number of shares of Class A common stock and timing and method of the repurchase are at the discretion of the CEO, CFO and Treasurer. As of December 13, 2022, 1,090,877 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.2 million. The average price paid per share was $2.98 and approximately $1.8 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. See Item 1 of Part I, “Unaudited Consolidated Financial Statements—Note 19—Subsequent Events.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022
3.2	Amended and Restated Bylaws of the Registrant Snail, Inc.	8-K	001-41556	3.2	November 15, 2022
10.1	Amended and Restated Exclusive Software License Agreement, effective as of January 1, 2022, by and between Snail Games USA Inc. and SDE Inc.	S-1		10.12	November 4, 2022
10.2	Amendment No. 1 to Amended and Restated Exclusive Software License Agreement, effective as of December 13, 2022, by and between Snail Games USA Inc. and SDE Inc.					X
10.3	Exclusive License Agreement, effective as of April 27, 2022, by and between Snail Games USA Inc. and SDE Inc.	S-1		10.5	November 4, 2022
10.4˄	Snail, Inc. 2022 Omnibus Incentive Plan	S-1		10.11	November 4, 2022
10.5˄	Form of RSU Award Agreement (Employee) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1		10.15	November 4, 2022
10.6˄	Form of RSU Award Agreement (Non-Employee) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1		10.16	November 4, 2022
31.1	Certification of Chief Executive Officer of Snail, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer of Snail, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer of Snail, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer of Snail, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*

The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

˄	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Snail, Inc.
(Registrant)

Date: December 15, 2022	By:	/s/ Jim S. Tsai
Jim S. Tsai
Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2022	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer
(Principal Financial Officer)