Form 10-K
period 2022-12-31
Snail, Inc.
filed 2023-03-29
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41556

SNAIL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	88-4146991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12049 Jefferson Blvd
Culver City, CA	90230
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: +1 (310) 988-0643

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SNAL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐  NO   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐  NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no public market for the Registrant’s common stock. The Registrant’s Class A common stock began trading on the Nasdaq Capital Market on November 10, 2022. The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Class A common stock on the Nasdaq Capital Market on March 24, 2023, was approximately $10,903,580.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 24, 2023
Class A Common Stock, par value $0.0001 per share	7,901,145
Class B Common Stock, par value $0.0001 per share	28,748,580

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant’s 2023 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains statements that constitute forward-looking statements. Many of the forward-looking statements contained in this Annual Report can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “expect,” “should,” “plan,” “intend,” “may,” “predict,” “continue,” “estimate” and “potential,” or the negative of these terms or other similar expressions.

Forward-looking statements appear in a number of places in this Annual Report and include, but are not limited to, statements regarding our intent, belief or current expectations. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified described in “Part I, Item 1A. – Risk Factors,” of this Annual Report. The statements we make regarding the following matters are forward-looking by their nature:

●	our growth prospects and strategies;
●	launching new games and additional functionality to games that are commercially successful;
●	our expectations regarding significant drivers of our future growth;
●	our ability to retain and increase our player base and develop new video games and enhance our existing games;
●	competition from companies in a number of industries, including other casual game developers and publishers and both large and small, public and private multimedia companies;
●	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;
●	our relationships with third-party platforms such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore;
●	our ability to successfully enter new markets and manage our international expansion;
●	protecting and developing our brand and intellectual property portfolio;
●	costs associated with defending intellectual property infringement and other claims;
●	our future business development, results of operations and financial condition;
●	the effects of the COVID-19 pandemic and the ongoing conflict involving Russia and Ukraine on our business and the global economy generally, including inflation and interest rates;
●	rulings by courts or other governmental authorities;
●	our Share Repurchase Program (as defined below), including expectations regarding the timing and manner of repurchases made under the program;
●	our plans to pursue and successfully integrate strategic acquisitions;
●	other risks and uncertainties described in this Annual Report, including those described in Item 1A of Part I, “Risk Factors”; and
●	assumptions underlying any of the foregoing.

Further information on risks, uncertainties and other factors that could affect our financial results are included in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including in Part I, Item 1A. – “Risk Factors,” of this Annual Report and other periodic reports on Form 10-K and 10-Q filed or to be filed with the SEC. You should not rely on these forward-looking statements, as actual outcomes and results may differ materially from those expressed or implied in the forward-looking statements as a result of such risks and uncertainties. All forward-looking statements in this Annual Report are based on management’s beliefs and assumptions and on information currently available to us, and we do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

Item 1. Business.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released ARK downloadable content (“DLC”). Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK: Survival Evolved, is a leader within the sandbox survival genre with over 84.7 million console and PC installs through December 31, 2022. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics and Non-GAAP Measures.” In the year ended December 31, 2022, ARK: Survival Evolved averaged a total of 305,376 daily active users (“DAUs”) on the Steam and Epic platforms, and we experienced a peak of approximately 1,112,797 DAUs in June 2022. We define “daily active users” as the number of unique users who play any given game on any given day. For the years ended December 31, 2022 and 2021, we generated 90.8% and 90.7%, respectively, of our revenues from ARK: Survival Evolved.

Our roots trace back to the beginnings of the massively multiplayer online role-playing games (“MMORPG”), with early titles including Age of Wushu. Our long history provides us with substantial experience that we leverage to identify and invest in promising game development studios and to manage the growth of our games into AAA titles. We collaborate with talented development teams, providing our expertise, capital, technological resources, customer service, marketing strategy and other services to achieve a successful outcome.

We optimize our development pipeline and target specific market segments by publishing games under several specialized brands through our two publishing labels, Snail Games USA and Wandering Wizard. Our distribution strategy utilizes Steam’s early access feature to achieve faster go-to-market times. We utilize proprietary technology, including a versatile game engine and advanced server technology, to heighten artistic detail and increase player engagement.

We attribute our continued success to several differentiating elements.

Perseverance: We are called Snail because we admire a snail’s perseverance in achieving its goals. We maintain a disciplined approach to our game development, financial management and strategic acquisitions as we seek to deliver long-term value.

Innovation: We believe innovation is at the core of a highly engaging entertainment experience. Our titles span from indie to our AAA franchise ARK: Survival Evolved. We created the Wandering Wizard label to allow us to invest and grow indie titles built by bright, passionate teams.

Technology: We utilize advanced and proprietary technologies to drive demand and optimize costs. Our proprietary micro-influencer platform, NOIZ, operated by our subsidiary Eminence Corp, enables us to substantially broaden our influencer base at an advantaged cost, and our game and server technology provide a highly customizable development infrastructure.

Collaboration: We partner with talented independent studios for game development. Development teams, some of which are our wholly owned subsidiaries, are provided capital and other critical resources and are afforded a high degree of autonomy. We believe this model best preserves the culture and creativity of the development team and encourages the development of successful games.

Developers: We believe in the importance of maintaining a broad developer network to ensure the simultaneous development of high-quality games. We have seven internal development studios and we partner with two related-party development studios from AAA to indie located in the United States and internationally.

Experience: Our management team has deep knowledge of the gaming landscape based on more than two decades of experience in the gaming industry. Our Founder, Chief Strategy Officer and Chairman, Mr. Hai Shi, was a pioneer in sandbox and MMORPG games, and our Chief Executive Officer, Jim Tsai, has a deep understanding of game development and publishing with more than 25 years of experience. Our industry experience is foundational to our success in development and publishing and helps us to quickly identify attractive acquisition and partnership opportunities.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through December 31, 2022, our ARK franchise game has been played for 3.1 billion hours with an average playing time per user of more than 160.2 hours and with the top 21.0% of all players spending over 100 hours in the game, according to data related to the Steam platform. For the years ended December 31, 2022 and 2021, our net revenue was $74.4 million and $106.7 million, respectively. We have maintained a diversified revenue base across platforms. During fiscal year 2022, approximately 43.5% of our revenue came from consoles, 42.4% from PC and 12.8% from mobile platforms. We had net income of $1.0 million for the year ended December 31, 2022 as compared to net income of $7.9 million for the year ended December 31, 2021.

Recent Developments

We have robust plans to bolster our ARK franchise in 2023 with DLCs for existing platforms, new titles and an expansion of our offerings on the Nintendo Switch platform. In February 2023, we announced the release of Ragnarok on the Nintendo Switch platform. Additional Nintendo Switch offerings expected to come in 2023 include release of the Extinction; Valguero, Genesis I, and Crystal Isles DLCs in the second quarter; Lost Island and Genesis II DLCs in the third quarter; followed by The Center DLC and a new map, Fjordur, in the fourth quarter of 2023. We have a significant upgrade of ARK: Survival Evolved planned for the PlayStation, Xbox, Steam and Epic platforms and the release of a new service program on PlayStation and Xbox in the first half of 2023. In the second quarter of 2023 our mobile players can expect to enjoy a complete relaunch of ARK. Lastly, we plan to relaunch our Survival of the Fittest multiplayer online survival arena later this year.

Market Opportunity

We serve a large addressable market in a dynamic industry with strong growth tailwinds. Video games are rapidly growing as an entertainment platform on a global scale given the proliferation of mobile devices and numerous vectors of gaming experience. We are well-positioned to capitalize on economic trends in our markets as we own and/or maintain exclusive license rights to valuable IP that can be monetized through various channels across gaming and digital entertainment. We believe that our current market leadership in video games and growing presence in influencer platform through NOIZ is just our beginning.

We have developed and invested in various successful sandbox survival titles since 2015. Our video game production quality, our history of franchise success, and our technological leadership have contributed to a deeply engaged, global player community, many members of which continue to purchase DLCs for our existing games and related games published under our brand or co-brands. We also offer the advantage of providing equal accessibility to gamers of all experience levels and demographics for our sandbox survival games, allowing us to maximize audience reach. Furthermore, depending on players’ experience and intensity, our platform gives players the flexibility to play on our servers, user-created servers, or private servers, which allows us to target a wider range of gamers and lower operating expenses.

Our Value Proposition

Value proposition for gamers: We aim to provide high-quality entertainment experience to end users. We strive to create the best game play experience for gamers by offering frequent new content and endless game play possibility as key value propositions to our players.

New Content: We continuously incorporate feedback from players to improve existing games and build expansion packs, which are released periodically. DLCs offer gamers a familiar game play in a new virtual world with a different fantasy twist from dinosaurs to Sci-Fi.

Endless Possibility: Our games provide hours of entertainment with features that permit dynamic environmental changes of the virtual world, user-directed conquests, and cooperative or competitive gameplay with other users. Our sandbox games provide players with freedom, without the rules found in other genres such as racing games.

Value proposition for developers: Our business model is dependent on partnerships with developers, and we offer key value propositions of collaborative partnership, culture of innovation and technology to our developers.

Collaborative Partnership: We provide capital, technological resources, customer service, marketing strategy and other services to our video game development partners. We strategize with developers to customize marketing campaigns tailored to target markets. Our founder also provides developers with creative and other advice based on his deep expertise in the industry.

Culture of Innovation: We believe high-quality experiences result from a combination of forward thinking and fearless creativity. We encourage our development teams to experiment with emerging technologies and unique fantasy twists.

Technology: Our developers have access to our advanced development infrastructure as well as our proprietary technology including our micro-influencer technology, NOIZ, which helps brands engage with previously untapped small- to mid-sized influencers.

Our Platform

Our strategic flywheel is anchored by our dedication to delivering high-quality, compelling entertainment experiences and is driven by our capabilities in publishing, developing and creating proprietary technology. Growth in the number of published titles allows us to invest in new development teams and proprietary technology, which expand the number of titles we publish in a self-reinforcing loop. As the quality of our games increases, we are well-positioned to attract more users and more influencers. With increased influencers through our propriety micro-influencer platform, NOIZ, we are able to reach a broader audience and increase user engagement within our games. This drives additional revenue, which we use to increase our developer network and to build proprietary technology. Our technology, along with our collaborative, innovative culture attracts talented developers, which in turn result in an increased number of high-quality games.

Publishing: We derive the majority of our revenue from titles we offer through licensing and publishing agreements. Our ARK franchise is led by our strategic partnership with Studio Wildcard. Our typical publishing cycle includes annual DLC releases for our major franchises, after which we repeat the same publishing cycle to attract new players and continue to entertain our existing players. We seek to bring new fantasy twists and genres to our players with innovative, creative content cultivated from strong partnerships with independent developers and published through our Wandering Wizard label.

Development: We also develop titles using a partnership approach in which we acquire ownership stakes in independent development teams. We preserve a development team’s culture by allowing a high degree of autonomy in its operations, which we believe allows development teams to retain their creative license, while also extracting synergies by utilizing our shared resources including customer service and backend functions. Furthermore, we foster a culture of communication where employees at all levels at our partner studios are able to receive direct feedback from our CEO. We partnered with Donkey Crew to produce Last Oasis, a nomadic survival massively multiplayer online game (“MMO”) with melee combat conquests, and with BTBX.io to produce Life is Feudal II, a sandbox survival game set in medieval times.

Technology: We are early adopters of the latest technology in our games and develop proprietary technology when necessary to address market opportunities. We maintain a flexible infrastructure to efficiently develop virtual worlds with advanced rendering and atmospheric effects across a wide array of video game types. We developed a proprietary micro-influencer marketing platform, NOIZ, to help game streamers and game companies reach a wider audience and diversify marketing spend. We work with our developers to create custom campaigns to optimize reach.

Our Key Strengths

Top-ranked category defining franchise with a track record of growth: Our dedication to our customers and innovative game development has resulted in our position as a top-ranked, category-defining franchise with a track record of growth. Our flagship franchise, ARK: Survival Evolved, is a leader within the sandbox survival genre with over 84.7 million console and PC installs through December 31, 2022. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. As of December 31, 2022, ARK: Survival Evolved reached a peak audience of over 1,112,797 DAUs on PC platforms, and has been played 3.1 billion hours since its release.

Proven expertise in creating successful gaming franchises: We have proven expertise in creating successful gaming franchises. We are a multi-platform publisher with over 13 years of experience in creating culturally influential game titles, while demonstrating financial growth. As of December 31, 2022, we had more than 26 game titles. By recognizing the lucrative potential of the sandbox survival category at its nascent stages, we became a first mover in the category, and we now license and publish leading IP or license to the IP, including the global franchise ARK: Survival Evolved, Atlas, Last Oasis, Dark and Light and Outlaws of the Old West. Our approach to the industry is to create a one-size-fits-all game to draw people into the overall sandbox survival genre. In order to retain players, we invest in game quality to generate additional interest, in addition to spending on advertising. Our collaborative relationships with video game development studios, industry leaders, technology providers and distribution platforms allow us to invest in promising video game projects and manage their growth into AAA video games and entertainment franchises. Our approach creates a continuous cycle of monetization opportunities across our gaming portfolio.

IP portfolio spanning across multiple media formats and technology platforms to captivate end user: We license and own an IP portfolio spanning across multiple media formats and technology platforms to captivate end users. Our primary use of IP is to generate successful video games within and beyond the sandbox survival genre. Currently, our games are available on Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, as well as through traditional retail channels. However, our vision for our valuable IP rights extend far beyond just gaming: our vision extends into media formats such as animation, TV, movies, eSports, and reality TV and interactive media, which we believe has tremendous potential. We have high aspirations across digital media and are poised to enter the animation and television industry with ARK, the Animated Series in 2023.

Collaborative development process between developers and management: We continue to evolve with the industry with our deep pipeline of leading video game franchises such as ARK: Survival Evolved, Atlas, Last Oasis, Dark and Light and Outlaws of the Old West. Our success in game development and in keeping up with industry trends is partially attributed to our collaborative relationships with video game development studios, industry leaders, technology providers and distribution platforms. Our cooperative development process provides for a proprietary scalable model to publish multiple AAA video games based on current trends. We are proud of our collaborative relationship with our developers, as we believe it is truly unique in our industry and one of our main differentiators. We offer developers an ecosystem that aligns incentives and creates an environment for creativity to thrive. In addition to wonderful ideas for games, we value partners who share our vision and culture. After a partnership is formed, we offer developers a direct line of communication to Mr. Shi, our Founder, Chief Strategy Officer and Chairman, who is viewed as a pioneer in the video game industry and business world. We offer developers freedom by giving them access to the wide breadth of the Snail platform and resources so they can do what they do best: create.

Innovative use and creation of next-gen technologies and platforms: We use innovative technology to serve our customers, allowing us to provide high-quality user experiences and services. Our proprietary video game technology includes a versatile game engine, development pipeline tools, advanced rendering technology and advanced server and network operations, although we also use currently accepted standard industry technologies. Additionally, our customizable development infrastructure provides a framework for efficiently developing all types of video game projects using advanced rendering technologies for realistic lighting, weather and atmospheric effects, for creating new types of virtual assets and for other effects that heighten artistic detail and increase player engagement. Since inception, we have been developing our proprietary engine, Flexi. Unlike mainstream commercial engines, we are developing Flexi to allow us to save on royalty costs and retain ownership of our modifications to engines. We are currently creating an AAA game fully utilizing the Flexi engine to display its advanced capabilities. Most commercial engines are designed for single session games and a small number of concurrent players in a specific geolocation. Our goal with Flexi, however, is to have the capability to handle a greater number of players in a particular area, which can be utilized for larger games with robust user interactions. Our micro-influencer business, NOIZ, strives to build an influencer marketing platform for brands to directly engage with small to-midsized influencers, through which influencers can reach millions of video game consumers and generate additional revenue at a cost advantage.

Visionary management team well versed in industry and business: We attribute much of our success to our visionary senior management and business development teams, which have a deep understanding of games and global video markets and aim to build innovative products for gamers. Our Founder, Chief Strategy Officer and Chairman, Mr. Shi, is also the founder and Chief Executive Officer of Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”), a related party, and is a pioneer in the video game industry and the sandbox survival genre. Mr. Shi is responsible for our overall vision, which has included adapting our business model for the global markets, focusing on premium games and investing in video game development and publishing in North America and Europe. Our Chief Executive Officer, Jim Tsai, has 25 years of experience developing and publishing video games in both Asia and the United States. Our founder and other members of our management and business development teams are seasoned gamers, who lead and provide insight into gaming development from a first-hand user’s perspective. We operate in an ecosystem in which our leaders employ a hands-on approach, as each developer is able to get direct contact with our founder and receive one-on-one feedback and mentorship.

Our Growth Strategy

Continue to grow our successful ARK: Survival Evolved franchise: As one of the most creative and innovative companies in our industry, our primary strategy is to capitalize on our franchise and focus on delivering unique games and content, offering services that extend and enhance the experience, and connecting more players across more platforms. We believe the breadth and depth of our multi-platform, services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. We have established ourselves as a market leader and will continue to enhance our market-leading gaming franchises including ARK: Survival Evolved, Atlas, Last Oasis, Dark and Light and Outlaws of the Old West. We focus on publishing high-quality content, regularly updating our games after launch to encourage social interactions, adding new content and features, and improving monetization. For example, we have released five paid DLCs since the original release of ARK: Survival Evolved to support further growth in our ARK franchise.

Continue to build a strong pipeline of new content via Snail Games USA and our independent label, Wandering Wizard: Building on our strong established franchises and creating new franchises through compelling new content is at the core of our business. We are always seeking ways to expand our portfolio of franchises, launching new intellectual property or rolling out innovative platforms for gamers to remain engaged and have a unique experience. We endeavor to reach as many consumers as possible by offering our content on multiple platforms and delivering compelling experiences across multiple business models. Currently, we have five console and PC games under development that are expected to be released in the next five years. Our independent label, Wandering Wizard, allows us to publish independent games of different graphical quality and different genres at a lower acquisition cost while utilizing our proven development and distribution strategies. Titles published under Wandering Wizard include West Hunt and Expedition Agartha. In addition to spending on advertising, we invest in the research and development of new games as a form of marketing to increase our exposure. We believe that utilizing resources in this manner allows us to better leverage our areas of developmental expertise before launching a title. Each new game serves as an opportunity to market ourselves, expose audiences to the sandbox survival genre, engage with existing players, and monetize our platform’s full breadth of opportunities.

Continue to expand NOIZ, our micro-influencer marketing business, and use the platform to bolster our marketing initiatives and eCommerce revenue: We are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by utilizing content creators and micro-influencers to connect to a world of play by offering an interactive platform for players to engage in. We created our proprietary, full-service marketing platform, NOIZ, where we have direct relationships with influencers and save on third-party costs. NOIZ helps aspiring game streamers and game companies reach a wider audience, diversify marketing spend and income streams, and build their own brands easily and professionally at a large scale. Influencers can join the platform and play for free over a three day period. NOIZ provides speed and payment to influencers, in addition to speed in the execution of marketing campaigns since no large scale agencies are involved. NOIZ benefits all of our marketing and promotional initiatives and serves as a source of eCommerce revenue. NOIZ is designed so that clients can choose to work on campaigns on their own or directly with our creative campaign managers in an end-to-end managed campaign process, with 24/7 support, by paying a fee. The management team at NOIZ is comprised of eSports and gaming industry veterans and has worked with clients such as Square Enix, Sega, Stunlock Studios, Facebook, Sansar, TikTok, Bose, Softgiving, and Omaze. NOIZ directly contributes to our video game growth because each influencer’s stream of our games to their followers is a sales opportunity. Micro- and macro-influencers have taken advantage of NOIZ’s unique program, through which they receive a portion of the revenue from the video games they help sell. Through NOIZ, we can also collect data used to analyze new trends and self-market our products.

Continue investing in new technologies and platforms to efficiently capitalize on emerging trends: We provide a variety of digitally delivered products and games that are played online and on mobile platforms, such as tablets and smartphones; as such, there are various opportunities for us to grow and enhance profitability. We will continue investing in new distribution channels such as medias of streaming, animation, television and eSports as opportunities in platform distribution as well as DLCs arise to expand our reach and grow our business. We invest in the development of interactive entertainment products for new distribution channels, which incorporate a new technology or business model that enables us to compete more effectively against our peers. For our future games, we ultimately aim to build a metaverse in which users can create their own gameplay content and interact in a virtual world with other players over a secured network. We intend to build our metaverse using our Flexi engine, which will allow for better data management and hosting of significantly more players per server. We intend to hold competitions where players can submit created content and receive rewards, with the potential of incorporation into a new map as DLC with the assistance of our development team.

Scale our operations through international market expansion and strategic acquisitions: In line with our growth strategy, we plan to complete acquisitions to expand our gaming offerings, obtain talent, and expand into new markets. We continue to evaluate strategic acquisition opportunities in areas such as studios, publishers, and agencies. We may also pursue joint ventures or establish subsidiaries with strategic partners as well as make investments in interactive gaming and entertainment business as part of our long-term business strategy. The global market for interactive entertainment continues to grow, and we seek to increase our presence internationally, particularly in South America, where video game demand is expected to increase as the region advances in technology. We have existing relationships and customers in South America which we hope will continue to grow. We retain licensing rights to our intellectual properties in certain regions and intend to build on our existing licensing relationships and also continue to expand on license distribution strategies to grow our international business. As a result, we are actively exploring international strategic opportunities that fit our needs and culture. We also intend to release a Spanish version of NOIZ, expand publishing in South America, increase public relations and game announcements in the region, and grow our number of Spanish translators. We also seek to expand our licensing opportunities to new platforms and other geographies. We are continuing to execute on our growth initiatives, where our strategy is to broaden the distribution of our licensing opportunities. We intend to continue to build on our licensing relationships and also continue to expand on distribution strategies to grow our business. Furthermore, the growth and development of electronic commerce will enable us to explore more licensing opportunities across various geographic regions.

Our Games

ARK: Survival Evolved: Our flagship franchise, ARK: Survival Evolved, is an action-adventure survival sandbox game set in an open-world environment with a dynamic day-night cycle. Players must survive being stranded on an island filled with roaming dinosaurs and other prehistoric animals, natural hazards, and potentially hostile human players. The game, ranked #1 by market share within the sandbox survival genre, released to Early Access in June 2015 and to retail in August 2017. The game supports consoles (PS4, Xbox One, Xbox Series X/S, and Nintendo Switch), PCs and mobile (Android, iOS). We developed ARK in partnership with Studio Wildcard, and have released five expansion packs, or DLCs.

●	Scorched Earth. A desert map with minimum water and extreme weathers. The DLC was released on September 2016.
●	Aberration. A radiation style expansion pack to explore the mysterious underground world. The DLC was released on December 2017.
●	Extinction. A mechanical style expansion pack themed to fight against giant titans and save the post-apocalyptic earth. The DLC was released on November 2018.
●	Genesis 1 & 2. A mission-based gameplay DLC with the ability to explore new worlds and mysterious stories. The DLCs were released in February 2020 and in June 2021, respectively.

Last Oasis: Developed in connection with our wholly owned subsidiary, Donkey Crew, Last Oasis is a Nomadic Survival MMO with a focus on PvP, clan warfare and social interactions. Set in the unique world where the Earth has stopped rotating, the last human survivors need to outrun the scorching Sun using giant wind walkers to avoid the ever moving cloud of magic mist. The game was released by Early Access on March 2020, and currently supports consoles (Xbox One and Xbox Series X/S) and PCs.

Atlas: Developed in partnership with Grapeshot Games, Atlas is a pirate themed sandbox survival game. The game features a massive world, using the latest network technology, allowing for an infinite array of islands to explore and inhabit as the players see fit. The game was released by Early Access on December 2018 and supports consoles (Xbox One, Xbox Series X/S) and PCs.

Our Technology

We employ industry standard game engines for the majority of our games, which allows flexibility and accelerated game development. Our proprietary code modifies the game engines to fit the needs and features of our games as necessary, and for franchises like ARK, we are able to leverage that proprietary code in the development of new DLCs for existing games and development of entirely new games. We retain ownership of all code developed for our proprietary engine, Flexi, which is currently being used to develop certain games in our pipeline with the expectation of launching to external developers in the near future.

We offer an industry-leading micro-influencer platform, NOIZ, through which influencers can connect with brands in need. We continue to make technological enhancements to NOIZ, with a focus on streamlining the process to connect brands with influencers, and facilitating and simplifying the agreements that need to be executed between the two parties.

Our Competition

The interactive entertainment market is highly competitive and evolves rapidly as new games, content and features are introduced. We compete with other interactive entertainment companies such as Activision Blizzard, Inc., Electronic Arts Inc., Take-Two Interactive, Zynga, Ubisoft, Epic Games, Tencent, Netmarble, Sony, Microsoft and Nintendo primarily for game development on consoles, PCs and mobile devices. Across the sandbox survival game genre, we primarily compete with Embracer Group, Saber Group, Enand Global 7, FunCom, Axolot Games, and Facepunch Studios. We also face competition from other independent developer studios. Important factors in the video game development and publishing industries include innovation, creative and technical talent, game quality, brand recognition, platform compatibility, pricing, accessibility to distribution channels and customer service.

Our micro-influencer platform NOIZ competes against other growth-stage companies in the space, such as Lurkit and Rainmaker Collective, although NOIZ is the only micro-influencer platform currently in the operating stage.

Our broader competitors include other providers of digital entertainment, such as film, television, social networking, streaming and music.

Regulatory Matters

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile application, content, advertising and marketing activities (including sweepstakes, contests and giveaways) and anti-corruption. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our players and deliver products and services, which significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations and our operations continue to expand across the globe, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

For more information regarding risks relating to data privacy and security, see Item 1A of Part I, “Risk Factors — Risks Related to Legal or Regulatory Compliance — Changing data privacy and security laws and regulations in the jurisdictions in which we or our consumers do business could increase the cost of our operations and subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties; such laws and regulations are continually evolving. Our platform and service providers’ actual or perceived failure to comply with these laws and regulations could harm our business, financial condition and results of operations.”

Intellectual Property

Similar to other interactive entertainment companies, our business is significantly dependent on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, other technology, and trade secrets that we use to run our games. Other intellectual property includes copyrighted audio-visual elements that consumers can see, hear, and interact with when they are playing our games. Most of the intellectual property we use is licensed to us by third-party game developers. We obtain such intellectual property rights through licenses and service agreements, and such licenses may limit our use of such intellectual property to specific uses and for specific time periods. We seek to advance and maintain our business through both a combination of licensed and owned intellectual property.

As of December 31, 2022, we owned the following trademarks related to the business: 15 registered trademarks in the United States and two registered trademarks in non-U.S. jurisdictions. As of December 31, 2022, we did not have any pending trademark registration applications. As of December 31, 2022, we owned nine registered United States copyrights. As of December 31, 2022, we did not have any issued U.S. design patents and one pending U.S. design patent application through one of our subsidiaries, which is scheduled to expire in 2033, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Additionally, we have registered domain names for websites that we use in our business, such as snailgamesusa.com and playark.com.

A majority of our revenue is derived from licensed intellectual property, such as our ARK franchise. We license the intellectual property underlying our ARK franchise from SDE, the parent company of Studio Wildcard. SDE is controlled by the spouse of Mr. Shi, our Founder, Chief Strategy Officer and Chairman. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently amended and restated such agreement on September 20, 2022 (the “ARK1 License Agreement”). Pursuant to the ARK1 License Agreement, we obtained an exclusive worldwide license to publish and sell ARK: Survival Evolved, and we owe SDE monthly payments of $1.5 million, a 25% royalty on ARK: Survival Evolved revenue, as well as one-time payments of $5.0 million for each additional DLC developed pursuant to the ARK1 License Agreement. The ARK1 License Agreement imposes obligations on us to, among other things, maintain servers and websites, promote ARK: Survival Evolved, pay all necessary game engine fees and take commercially reasonable efforts to protect the game from piracy and hacking. The initial term of the ARK1 License Agreement continues until December 31, 2035, and will renew automatically for three-year terms unless terminated by either party with 365 days’ prior written notice. The ARK1 License Agreement also contains a right of first refusal for any offer to acquire all or any part of SDE’s business on terms consistent with such offer. Pursuant to the ARK1 License Agreement, payments made by us to SDE for any derivative ARK game (such as ARK 2) shall be credited against our payment obligations under the ARK1 License Agreement. In December 2022, we amended the ARK1 License Agreement. The license fee has been restructured so that we will pay 45% of total revenue of ARK 1 as a royalty instead of the $1.5 million monthly fee plus 25% of the total ARK 1 revenue once the sequel, ARK 2, is publicly released. In 2022 and 2021, we paid $18.0 million and $18.0 million, respectively, in license costs and $16.4 million and $20.4 million, respectively, in royalty payments pursuant to the ARK1 License Agreement.

On April 27, 2022, upon payment of $5.0 million, we entered into an agreement with SDE securing our rights to ARK 2 (“ARK2 License Agreement”), on terms similar to the ARK1 License Agreement, with an initial term continuing until December 31, 2037. Pursuant to the ARK2 License Agreement, once ARK 2 has commercially launched, we will begin making monthly payments of $1.5 million, a 25% royalty on ARK 2 and one-time payments of $5.0 million for each additional DLC developed pursuant to the ARK2 License Agreement. The $5.0 million up-front payment will be credited against any future monthly payments to SDE under the ARK2 License Agreement.

In addition to our primary licenses for the ARK franchise, we are also party to other licensing agreements with Suzhou Snail, relating to the intellectual property for our mobile games. Under these license agreements, we receive an exclusive, sublicensable license to use, publish, distribute, market, operate and service games from third parties. The license agreements call for the developers to develop a certain number of titles for us, while we are responsible for the operation and launch of such games including the marketing, strategy, billing, and server maintenance for such games. In these agreements, payment terms will frequently include royalty payments to developers in the low to mid double-digit percentages range and will occasionally include up-front licensing payments. Under these agreements, the developer will own all of the intellectual property, and the agreements can be terminated for breach with a period to cure, for insolvency, or for our nonpayment. In 2022 and 2021, we accrued $0.4 million and $0.7 million, respectively, in license costs, which we record as accounts payable - related party.

Further, our products that play on consoles and mobile platforms include technology that is owned by the platform provider and is licensed non-exclusively to us for use in the relevant product. We also license technology from providers other than console manufacturers in developing our content and services. While we may have renewal rights for some licenses, our business is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

We are actively engaged in enforcement of our copyright, trademark, patent and trade secret rights against potential infringers of those rights along with other protective activities, including monitoring online channels for distribution of pirated copies and participating in various enforcement initiatives, education programs, and legislative activity around the world. For our PC products, we use technological protection measures to prevent piracy and the use of unauthorized copies of our products. For other platforms, the platform providers typically incorporate technological protections and other security measures in their platforms to prevent the use of unlicensed products on those platforms.

For more information regarding risks relating to intellectual property, see Item 1A of Part I, “Risk Factors — Risks Related to Intellectual Property.”

Facilities

Our principal executive office, which we own, is located at 12049 Jefferson Boulevard, Culver City, California 90230. Our Term Loan is secured by our principal executive offices. We also lease additional facilities to support our operations. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.

Human Capital Resources

As of December 31, 2022, we had 86 full-time employees worldwide, of whom approximately 80% are based in North America and approximately 20% are based in Europe, the Middle East and Africa (“EMEA”) region. We have approximately 54% of employees dedicated to technology and content development, 10% to marketing and 36% to general administration. Through our partnerships, we also have access to 493 additional team members dedicated to technology and content development. We do not have any part-time employees nor do we have any unions or collective bargaining agreements with any of our employees. We work to identify, attract and retain employees who are aligned with and will help us progress towards our mission, and we seek to provide competitive cash and equity compensation.

Corporate Information

Snail Games USA, Inc. (“Snail Games USA”) was incorporated in the State of California on September 22, 2009. Snail, Inc. (“Snail”) was incorporated in the State of Delaware on January 11, 2022. Concurrently with our initial public offering, Snail and Snail Games USA consummated transactions, as a result of which, (i) Snail became a holding company, with its principal asset consisting of all of the shares of common stock of Snail Games USA and (ii) Snail controls the business and affairs of Snail Games USA and its subsidiaries.

Our principal executive office is located at 12049 Jefferson Boulevard, Culver City, California 90230. Our telephone number at this address is (310) 988-0643. Our main website is https://investor.snail.com/. The information contained in, or accessible through, our website is not incorporated by reference in, and should not be considered part of, this Annual Report.

We have proprietary rights to trademarks, trade names and service marks appearing in this Annual Report that are important to our business. Solely for convenience, the trademarks, trade names and service marks may appear in this Annual Report without the ® and ™ symbols, but any such references are not intended to indicate, in any way, that we forgo or will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, trade names and service marks. All trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled Item 1A. “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this section titled Item 1A. “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to, the following:

●	We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.
●	If we do not consistently deliver popular, high-quality content in a timely manner, if we are not successful in meaningfully expanding our existing franchise, or if consumers prefer products from our competitors, our business may be negatively impacted.
●	We rely on license agreements to publish certain games, including games in our ARK franchise. Failure to renew our existing content licenses on favorable terms or at all or to obtain additional licenses would impair our ability to introduce new games, improvements or enhancements or to continue to offer our current games, which would materially harm our business, results of operations, financial condition and prospects.
●	We depend on our key management and product development personnel.
●	Our management team has limited experience managing a public company.
●	The COVID-19 pandemic and containment efforts across the globe have materially altered how individuals interact with each other and have materially affected how we and our business partners are operating, and the extent to which this situation will impact our future results of operations and overall financial performance remains uncertain.
●	Our business is subject to the risks of earthquakes, fire, floods, public health crises and other natural catastrophes and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or other incidents or terrorism.
●	Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.
●	We rely on third-party platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.
●	We depend on servers and networks to operate our games with online features. If we were to lose functionality in any of these areas for any reason, our business may be negatively impacted.
●	We may be unable to effectively manage the continued growth and the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

●	The interactive entertainment software industry is highly competitive.
●	We are subject to product development risks, which could result in delays and additional costs, and often times we must adapt to changes in software technologies.
●	Our business is subject to our ability to develop commercially successful products for the current video game platforms, which may not generate immediate or near-term revenues, and as a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.
●	Our results of operations or reputation may be harmed as a result of objectionable consumer- or other third party-created content, or if our distributors, retailers, development, and licensing partners, or other third parties with whom we are affiliated, act in ways that put our brand at risk.
●	The products or services we release may contain defects, bugs or errors.
●	External game developers may not meet product development schedules or otherwise fulfill their contractual obligations.
●	Any cybersecurity-related attack, significant data breach, or disruption of the information technology systems or networks on which we rely could negatively impact our business.
●	Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
●	If we are unable to protect the intellectual property relating to our material software, the commercial value of our products will be adversely affected, and our competitive position could be harmed.
●	We are a “controlled company” under the corporate governance rules of Nasdaq and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. Since we elected to rely on the exemptions available to a “controlled company,” you do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
●	Mr. Shi, our Founder, Chief Strategy Officer and Chairman, controls us, and his ownership of our common stock prevents you and other stockholders from influencing significant decisions.
●	We cannot guarantee that our Share Repurchase Program will be fully implemented, nor that it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

Risks Related to Our Business and Industry

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 90.8% of our net revenue for the year ended December 31, 2022, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 93.7% of our net revenue for the year ended December 31, 2022. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

If we do not consistently deliver popular, high-quality content in a timely manner, if we are not successful in meaningfully expanding our existing franchise, or if consumers prefer products from our competitors, our business may be negatively impacted.

Consumer preferences for games are usually cyclical and difficult to predict. Even the most successful games can lose consumer audiences over time, and remaining popular is increasingly dependent on the games being refreshed with new content or other enhancements. In order to remain competitive and maximize the chances that consumers select our products as opposed to the various entertainment options available to them and with which we compete, we must continuously develop new products or new content for, or other enhancements to, our existing products. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Our competitors include very large corporations with significantly greater financial, marketing and product development resources than we have and many smaller competitors, particularly on the mobile platform. Our larger competitors may be able to leverage their greater financial, technical, personnel and other resources to provide larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties, as well as adopt more aggressive pricing policies to develop more commercially successful video game products than we do. Further, competitors may develop content that imitates or competes with our best-selling games, potentially reducing our sales or our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high-quality and well-received games or enhancements to those games, if our marketing fails to resonate with our consumers, if we are not successful in meaningfully expanding our franchises further on the mobile platform or if consumers lose interest in a genre of games we produce, our revenues and profit margins could decline. In addition, our own best-selling products could compete with our other games, reducing sales for those other games. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well-received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well-received. The increased importance of DLC to our business amplifies these risks, as DLC for poorly-received games typically generates lower-than-expected sales. The increased demand for consistent enhancements to our products also requires a greater allocation of financial resources to those products.

Additionally, consumer expectations regarding the quality, performance and integrity of our products and services are high. Consumers may be critical of our brands, games, services and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. For example, if our games or services, such as our proprietary online gaming service, do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features because they involve ongoing consumer expectations, which we may not be able to consistently satisfy. Our games with online features are also frequently updated, increasing the risk that a game may contain significant errors, or “bugs.” If any of these issues occur, consumers may stop playing the game and may be less likely to return to the game as often in the future, which may negatively impact our business.

Further, delays in product releases or disruptions following the commercial release of one or more new products could negatively impact our business and reputation and could cause our results of operations to be materially different from expectations. If we fail to release our products in a timely manner, or if we are unable to continue to extend the life of existing games by adding features and functionality that will encourage continued engagement with the game, our business may be negatively impacted.

Additionally, the amount of lead time and cost involved in the development of high-quality products is increasing, and the longer the lead time involved in developing a product and the greater the allocation of financial resources to such product, the more critical it is that we accurately predict consumer demand for such product. If our future products do not achieve expected consumer acceptance or generate sufficient revenues upon introduction, we may not be able to recover the substantial up-front development and marketing costs associated with those products.

We rely on license agreements to publish certain games, including games in our ARK franchise. Failure to renew our existing content licenses on favorable terms or at all or to obtain additional licenses would impair our ability to introduce new games, improvements or enhancements or to continue to offer our current games, which would materially harm our business, results of operations, financial condition and prospects.

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 90.8% of our net revenue for the fiscal year ended December 31, 2022. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property.”

Failure to maintain or renew our existing material licenses or to obtain additional licenses could impair our ability to introduce new games and new content or to continue to offer our current games, which could materially harm our business, results of operations and financial condition. If we breach our obligations under existing or future licenses, we may be required to pay damages and our licensors may have the right to terminate the license or change an exclusive license to a non-exclusive license. Termination of our license agreements by a material licensor, such as SDE, would cause us to lose valuable rights, such as the rights to our ARK franchise, and would inhibit our ability to commercialize future games, which would harm our business, results of operations and financial condition. In addition, certain intellectual property rights may be licensed to us on a non-exclusive basis. The owners of nonexclusively licensed intellectual property rights would be free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property rights that have not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property rights or technology from third parties and related parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

We depend on our key management and product development personnel.

Our continued success will depend to a significant extent on our senior management team and maintaining positive relationships with our games’ developers, including Studio Wildcard, and the product development personnel responsible for content creation and development of our ARK franchise. We are also highly dependent on the expertise, skill and knowledge of Mr. Shi, our Founder Chief Strategy Officer and Chairman, Mr. Jim Tsai, our Chief Executive Officer, and Mr. Peter Kang, our Chief Operating Officer.

The loss of the services of our executive officers, including Messrs. Shi, Tsai or Kang or certain key product development personnel, including those employed by studio partners, such as Studio Wildcard, could significantly harm our business. In addition, if one or more key employees were to join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which would significantly harm our business. Failure to continue to attract and retain qualified management and creative personnel could adversely affect our business and prospects.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and regulators and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely impact our business, operating results and financial condition.

The COVID-19 pandemic and containment efforts across the globe have materially altered how individuals interact with each other and have materially affected how we and our business partners are operating, and the extent to which this situation will impact our future results of operations and overall financial performance remains uncertain.

As a result of the COVID-19 pandemic, we temporarily closed our corporate headquarters in Culver City, California and implemented travel restrictions. Towards the end of the first quarter of 2020, we implemented a remote working program, and we engaged with significant vendors (such as Amazon), platform providers (such as Microsoft, Sony, Steam, Epic Games, Google and Apple), advertising partners (such as Facebook and Google) and other business partners to understand their operating conditions and continue to evaluate our business continuity plans. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: any potential future waves of the COVID-19 pandemic; governmental, business and individuals’ actions to be taken in response to such potential future waves of COVID-19 pandemic; the availability and cost to access the capital markets; the effect on our players and their willingness and ability to pay for our games and services; disruptions or restrictions on our employees’ ability to work and travel; and interruptions related to our cloud networking and gaming infrastructure and partners, including impacts on Amazon Web Services, gaming platform providers, advertising partners and customer service and support providers. To the extent any future waves of the COVID-19 pandemic materialize, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges, including a prolonged duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, making plans for childcare and caring for themselves, family members or other dependents who are or may become ill. We will continue to actively monitor any issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions may have led to increased sales of our games, and correspondingly, increased revenues in the first half of 2020, relative to our quarterly historic trends. These increases in sales and revenues may not be indicative of our financial and operating results in future periods. The effects of the COVID-19 pandemic on society and player behavior are highly uncertain. For example, primarily during the second quarter of 2020, we saw increased sales and revenues relative to our quarterly forecasts and historic trends. During the third quarter of 2020, sales and revenues returned to levels more consistent with historical periods, a pattern which continued for the remainder of 2020 and in 2021 and 2022. The changes in sales and revenues in the first half of 2020 may have also been due to factors in addition to or other than the COVID-19 pandemic, such as the release of new content.

Our business is subject to the risks of earthquakes, fire, floods, public health crises and other natural catastrophes and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or other incidents, war or terrorism.

Our corporate headquarters is located in Culver City, California. Additionally, we rely on third-party infrastructure, enterprise applications and internal technology systems for our development, marketing, operational support and sales activities. The West Coast of the United States, where our corporate headquarters are located, contains active earthquake zones and has been subject to numerous devastating wildfires and associated electrical blackouts. In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami or tornado, or other catastrophic event such as power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack or incident of mass violence in the Los Angeles area or elsewhere where our operations are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system interruptions, reputational harm, delays in our application development, lengthy interruptions in our platform, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results. In addition, natural disasters, cyber-attacks, escalation of geopolitical tensions, including as a result of escalations in the ongoing conflict between Russia and Ukraine, acts of terrorism, public health crises, such as pandemics and epidemics, or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt to emerging technologies, such as cloud-based game streaming, and business models, such as free-to-play and subscription-based access to a portfolio of interactive content, to stay competitive. Forecasting the financial impact of these rapidly changing technologies and business models is inherently uncertain and volatile. Supporting a new technology or business model may require partnering with a new platform, business, or technology partner, which may be on terms that are less favorable to us than those for more traditional technologies or business models. If we invest in the development of interactive entertainment products for distribution channels that incorporate a new technology or business model that does not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial up-front costs of developing and marketing those products, or recover the opportunity cost of diverting management and financial resources away from other products or opportunities. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

If, on the other hand, we elect not to pursue the development of products incorporating a new technology, or otherwise elect not to pursue new business models that achieve significant commercial success, it may have adverse consequences. It may take significant time and expenditures to shift product development resources to that technology or business model, and it may be more difficult to compete against existing products incorporating that technology or using that business model.

We rely on third-party platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for fiscal year ended December 31, 2022, 96.3% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, Google Stadia, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

●	the platform providers discontinue or limit our access to their platforms;
●	governments or private parties, such as internet providers, impose bandwidth restrictions, increase charges or restrict or prohibit access to those platforms;
●	the platforms increase the fees they charge us;
●	the platforms modify their algorithms, communication channels available to developers, respective terms of service or other policies;
●	the platforms decline in popularity;
●	the platforms adopt changes or updates to their technology that impede integration with other software systems or otherwise require us to modify our technology or update our games in order to ensure players can continue to access our games and content with ease;
●	the platforms elect or are required to change how they label free-to-play games or take payment for in-game purchases;
●	the platforms block or limit access to the genres of games that we provide in any jurisdiction;
●	the platform experiences a bankruptcy or other form of insolvency event; or
●	we are unable to comply with the platform providers’ terms of service.

Moreover, if our platform providers do not perform their obligations in accordance with our platform agreements or otherwise meet our business requirements, we could be adversely impacted. For example, in the past, some of these platform providers have experienced outages for short periods of time, unexpectedly changed their terms or conditions, or experienced issues with their features that permit our players to purchase games or in-game virtual items. In addition, if we do not adhere to the terms and conditions of our platform providers, the platform providers may take actions to limit the operations of, suspend or remove our games from the platform, and/or we may be exposed to liability or litigation. For example, in August 2020, Epic Games, Inc. (“Epic Games”), attempted to bypass Apple and Google’s payment systems for in-game purchases with an update that allowed users to make purchases directly through Epic Games in its game, Fortnite. Apple and Google promptly removed Fortnite from their respective app stores, and Apple filed a lawsuit seeking injunctive relief to block the use of Epic Games’ payment system and sought monetary damages to recover funds made while the updated version of Fortnite was active.

If any such events described above occur on a short-term or long-term basis, or if these third-party platforms and online payment service providers otherwise experience issues that impact the ability of players to download or access our games, access social features, or make in-game purchases, it would have a material adverse effect on our brands and reputation, as well as our business, financial condition and results of operations.

We depend on servers and networks to operate our games with online features. If we were to lose functionality in any of these areas for any reason, our business may be negatively impacted.

Our business relies on the continuous operation of servers, the vast majority of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason would likely degrade or interrupt the functionality of our games with online features, and could prevent the operation of such games altogether, any of which could result in the loss of sales for, or in, such games. The risk is particularly pronounced with respect to our multiplayer game services, which rely on systems hosted in a hybrid of data centers across the world as well as cloud providers. Further, insufficient server capacity, in particular during times of peak player activity corresponding with the release of new games or DLC, could affect our ability to provide game services, which could negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

We also rely on platforms and networks operated by third parties, such as Xbox Live and Game Pass, PlayStation Network, Steam, My Nintendo Store and Epic Games Store for the sale and digital delivery of downloadable console and PC game content, the functionality of our games with online features. Similarly, we rely on those platforms and networks, as well as the continued operation of the Apple App Store, the Google Play Store and the Amazon Appstore for our free-to-play games. An extended interruption to any of these services could adversely affect our ability to sell and distribute our digital products and operate our games with online features, which could result in a loss of revenue and otherwise negatively impact our business.

We may be unable to effectively manage the continued growth and the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

In recent years, we have experienced significant growth in the scope and complexity of our business. From time to time we seek to establish and implement new business models, including eSports offerings, our NOIZ influencer platform and animation ventures. Forecasting the success of any new business model is inherently uncertain and depends on a number of factors both within and outside of our control. Our actual revenue and profit for these businesses may be significantly greater or less than our forecasts. In addition, these new business models could fail, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, as well as the opportunity cost of diverting management and financial resources away from more successful and established businesses. While we anticipate growth in these areas of our business, consumer demand is difficult to predict as a result of a number of factors, including satisfaction with our products and services, our ability to provide engaging products and services, reliability of our infrastructure and the infrastructure of our partners, pricing, the actual or perceived security of our and our partners’ information technology systems and reductions in consumer spending levels.

We do not know to what extent these and any future expansions into new business models will be successful. Further, even if successful, our aspirations for growth in our core businesses and these adjacent businesses could create significant challenges for our management, operational, and financial resources. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure by these new businesses or failure to adequately manage our growth in any of these ways may damage our brand or otherwise negatively impact our core business. Further, the success of these new businesses is largely contingent on the success of our underlying franchises and as such, a decline in the popularity of a franchise may impact the success of the new businesses adjacent to that franchise.

The interactive entertainment software industry is highly competitive.

We compete for the sale of interactive entertainment software with Sony and Microsoft, each of which is a large developer and marketer of software for its own platforms. We also compete with game publishers, such as Activision Blizzard, Inc., Electronic Arts Inc., Take-Two Interactive, Ubisoft, Epic Games, Tencent, Zynga, Netmarble, Sony, Microsoft and Nintendo primarily for game development on consoles, PCs and mobile devices. Across the sandbox survival game genre, we primarily compete with Embracer Group, Saber Group, Enand Global 7, FunCom, Axolot Games and Facepunch Studios. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as social media and casual games, in addition to film, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.

A number of software publishers who compete with us have developed and commercialized or are currently developing online games. As technological advances significantly increase the availability of online games and as consumer acceptance of online gaming grows substantially, it could result in a decline in our platform-based software sales and negatively affect sales of such products.

Additionally, we compete with other forms of entertainment and leisure activities. While we monitor general market conditions, significant shifts in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities are difficult to predict. Failure to adequately identify and adapt to these competitive pressures could have a negative impact on our business.

We are subject to product development risks, which could result in delays and additional costs, and often times we must adapt to changes in software technologies.

We depend on our internal development studios and related-party developers to develop new interactive entertainment software within anticipated release schedules and cost projections. Our development costs can be substantial. If we or our related-party developers experience unanticipated development delays, financial difficulties or additional costs, for example, as a result of the COVID-19 pandemic or increasing costs due to inflation, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

Additionally, in order to stay competitive, our internal development studios must anticipate and adapt to rapid technological changes affecting software development, such as cloud-based game streaming. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable. Further, the failure to pursue the development of new technology, platforms, or business models that obtain meaningful commercial success in a timely manner may negatively affect our business, resulting in increased production or development costs and more strenuous competition.

Our business is subject to our ability to develop commercially successful products for the current video game platforms, which may not generate immediate or near-term revenues, and as a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, Google Stadia, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 96.3% of our net revenue by product platform for the fiscal year ended December 31, 2022. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

Historically, when next generation consoles are announced or introduced into the market, consumers have typically reduced their purchases of products for prior-generation consoles in anticipation of purchasing a next-generation console and products for that console. During these periods, sales of the products we publish may decline until new platforms achieve wide consumer acceptance. Console transitions may have a comparable impact on sales of DLC, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the next-generation consoles. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on software prices. During console transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for next-generation platforms, which may not generate immediate or near-term revenues. As a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

Our results of operations or reputation may be harmed as a result of objectionable consumer- or other third party-created content, or if our distributors, retailers, development and licensing partners, or other third parties with whom we are affiliated, act in ways that put our brand at risk.

Certain of our games support collaborative online features that allow consumers to communicate with one another and post narrative comments, in real time, that are visible to other consumers. Additionally, certain of our games allow consumers to create and share “user-generated content” that is visible to other consumers. From time to time, objectionable and offensive consumer content may be distributed within our games and on our broadcasts through these features or to gaming websites or other sites or forums with online chat features or that otherwise allow consumers to post comments. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content.

In many cases, our business partners and other third party affiliates are given access to sensitive and proprietary information or control over our intellectual property to provide services and support to our team. These third parties may misappropriate or misuse our information or intellectual property and engage in unauthorized use of it. Further, the failure of these third parties to provide adequate services and technologies or to adequately maintain or update their services and technologies could result in a disruption to our business operations or an adverse effect on our reputation and may negatively impact our business. At the same time, if the media, consumers or employees raise any concerns about our actions vis-à-vis third parties, including consumers who play our games, this could also harm our business, results of operations or our reputation.

The products or services we release may contain defects, bugs or errors.

Our products and services contain or rely upon extremely complex software programs and are difficult to develop and distribute. We have quality controls in place to detect defects, bugs or other errors in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding and resource or technical constraints. In addition, the effectiveness of our quality controls and preventative measures may be negatively affected by the distribution of our workforce resulting from, among other things, the COVID-19 pandemic. As such, these quality controls and preventative measures may not be effective in detecting all defects, bugs or errors in our products and services before they have been released into the marketplace. In such an event, the technological reliability and stability of our products and services could be below our standards and the standards of our players, and our reputation, brand and sales could be adversely affected. In addition, we could be required to, or may find it necessary to, offer a refund for the product or service, suspend the availability or sale of the product or service or expend significant resources to cure the defect, bug or error each of which could significantly harm our business and operating results.

External game developers may not meet product development schedules or otherwise fulfill their contractual obligations.

We are heavily reliant upon contracts with external game developers to develop our games or distribute our games. While we maintain contractual protections, we have less control over the product development schedules of games developed by external developers. We depend on their ability to meet product development schedules which could be negatively affected by, among other things, the distributed workforce model resulting from the COVID-19 pandemic or the loss of key development personnel. In addition, disputes occasionally arise with external developers, including with respect to game content, launch timing, achievement of certain milestones, the game development timeline, marketing campaigns, contractual terms and interpretation of such terms. If we have disputes with external developers or they cannot meet product development schedules, acquire certain approvals or are otherwise unable or unwilling to fulfill their contractual obligations to us, we may delay or cancel previously announced games, alter our launch schedule or experience increased costs and expenses, which could result in a delay or significant shortfall in anticipated revenue, harm our profitability and reputation and cause our financial results to be materially affected.

Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively impact our business.

In the course of our day-to-day business, we and third parties operating on our behalf and from which we license certain intellectual property create, store, and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and sensitive and confidential information with respect to our customers, consumers, and employees. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution and sale of our interactive entertainment software products depends significantly on the reliability and capacity of these systems. We are critically dependent on the integrity, security and consistent operations of these systems. A malicious cybersecurity-related attack, intrusion or disruption by hackers (including through spyware, ransomware, viruses, phishing, denial of service and similar attacks) or other breach of the systems on which such source code and assets, account information (including personal information) and other sensitive data is stored could lead to piracy of our software, fraudulent activity, disclosure or misappropriation of, or access to, our customers’, consumers’ or employees’ personal information, or our own business data. Such incidents could also lead to product code-base and game distribution platform exploitation, should undetected viruses, spyware, or other malware be inserted into our products, services, or networks, or systems used by our consumers. We have implemented cybersecurity programs and the tools, technologies, processes, and procedures intended to secure our data and systems, and prevent and detect unauthorized access to, or loss of, our data, or the data of our customers, consumers or employees. However, because these cyberattacks may remain undetected for prolonged periods of time and the techniques used by criminal hackers and other third parties to breach systems are constantly evolving, change frequently and we may be unable to anticipate these techniques or implement adequate preventative measures. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. If we are subject to cybersecurity breaches, or a security-related incident that materially disrupts the availability of our products and services, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional cyber and physical security measures, or suffer reputational damage. If there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of our business model. In addition, such cybersecurity breaches may subject us to legal claims or proceedings, like individual claims and regulatory investigations and actions, including fines, especially if there is loss, disclosure, or misappropriation of, or access to, our customers’ personal information or other sensitive information, or there is otherwise an intrusion into our customers’ privacy.

If we do not successfully invest in, establish and maintain awareness of our brand and games or if we incur excessive expenses promoting and maintaining our brand or our games, our business, financial condition, results of operations or reputation could be harmed.

We believe that establishing and maintaining our brand is critical to maintaining and creating favorable relationships with players, platform providers, advertisers and content licensors, as well as competing for key talent. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus on in-licensing games successfully cross-promoting such games. In addition, globalizing and extending our brand and recognition of our games requires significant investment and extensive management time to execute successfully. Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, financial condition, results of operations or reputation could suffer.

In addition, if a game contains objectionable content or the messaging functionality of our games is abused, we could experience damage to our reputation and brand. Despite reasonable precautions, some consumers may be offended by certain game content, including user-generated content, the third-party advertisements displayed in our mobile games, or by treatment of other users. If consumers believe that a game we published or third-party advertisement displayed in a game contains objectionable content, it could harm our brand and consumers could refuse to play it and could pressure the platform providers to remove the game from their platforms. For example, we rely on third-party advertising partners to display advertisements within our mobile games, and may experience in the future instances where offensive or objectionable content has been displayed in our games through our advertising partners. While this may violate the terms of our agreements with these advertising partners, our reputation and player experience may suffer. Furthermore, steps that we may take in response to such instances, such as temporarily or permanently shutting off access of such advertising partner to our network, may negatively impact our revenue in such period.

Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

●	our ability to maintain and grow our player base;
●	our ability to retain and increase revenue from existing customers;
●	our ability to introduce new features and functionalities and enhance existing features and functionalities;
●	our ability to respond to competitive developments, including pricing changes and the introduction of new products and features by our competitors, or the emergence of new competitors;
●	seasonal purchasing patterns of our consumers;
●	impact of downtime or defects in our game and reputational harm;
●	changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;
●	general economic and political conditions and government regulations in the countries where we currently operate or plan to expand;
●	decisions by us to incur additional expenses, such as increases in sales and marketing or research and development; and
●	potential costs to attract, onboard, retain and motivate qualified personnel.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. The variability and unpredictability of our operating results could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, then the trading price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We have experienced rapid growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, then our business, operating results and financial condition would be adversely affected.

We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.

Failure to manage growth effectively could result in difficulty or delays in attracting new players, declines in quality or player satisfaction and demand for our games, increases in costs, difficulties in introducing new products and features or enhancing our offerings, loss of customers or consumers, difficulties in attracting or retaining talent or other operational difficulties, any of which could adversely affect our business, operating results and financial condition. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our customers and the overall economy is impacted due to the COVID-19 pandemic.

Risks Related to Intellectual Property

If we are unable to protect the intellectual property relating to our material software, the commercial value of our products will be adversely affected, and our competitive position could be harmed.

We are highly reliant upon in-licensed intellectual property and developing proprietary software, where we have obtained the rights to publish and distribute software developed by third parties and related parties. We and our licensors attempt to protect our software and production techniques under patent, copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Nonetheless, our software is susceptible to piracy and unauthorized copying, and third parties may potentially exploit, misappropriate or otherwise violate our intellectual property and proprietary information, causing significant reputational damage. Unauthorized third parties, for example, may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well-organized piracy operations have also proliferated in recent years, resulting in the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively affect our future profitability. In addition, “cheating” programs or other unauthorized software tools and modifications that enable consumers to cheat in games harm the experience of players who play fairly and could negatively impact the volume of microtransactions or purchases of DLC. Also, vulnerabilities in the design of our applications and of the platforms upon which they run could be discovered after their release. This may lead to lost revenues from paying consumers or increased cost of developing technological measures to respond to these vulnerabilities, either of which could negatively affect our business.

If we infringe, misappropriate, or otherwise violate or are alleged to infringe, misappropriate or otherwise violate the intellectual property rights of third parties, our business could be adversely affected.

As our industry grows, we may be subject to an increasing amount of litigation that is common in the software industry based on allegations of infringement or other alleged violations of patent, copyright, or trademarks. In addition, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes on the intellectual property rights of others with both the growth of online functionality and advances in technology, game content and software graphics as games become more realistic. From time to time, we may receive notices from third parties or be named in lawsuits by third parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time-consuming, costly and difficult to defend. Moreover, intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on trade secrets and proprietary knowledge to protect our unpatented know-how, expertise, technology and other proprietary information and to maintain our competitive position. We enter into nondisclosure and confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information in order to limit access to, and disclosure and use of, our trade secrets and proprietary information. Nevertheless, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary information. Furthermore, trade secrets are difficult to protect. We cannot assure you that the obligation to maintain the confidentiality of our trade secrets and proprietary information will be honored. Any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our material trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. In general, any loss of trade secret protection or other unpatented proprietary rights could harm our business, financial condition, results of operations, and prospects.

We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants and advisors are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Many of them executed proprietary rights, non-disclosure and/or non-competition agreements in connection with such previous employment or engagement. Although we try to ensure that our employees, consultants, and advisors do not use the intellectual property rights, proprietary information know-how or trade secrets of others in their work for us, we may be subject to claims that we or they have, inadvertently or otherwise, used, infringed, misappropriated or otherwise violated intellectual property rights, or disclosed the alleged trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. Any litigation or the threat of litigation may adversely affect our ability to hire employees or engage consultants and contractors. A loss of key personnel or their work product could hamper or prevent us from developing and commercializing products and product candidates, which could harm our business. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives, develops and/or reduces to practice intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Accordingly, if we fail in prosecuting or defending any such claims, we may be required to pay monetary damages, and we may also lose valuable intellectual property rights or personnel, which could harm our competitive position and prospects. Such intellectual property rights could be awarded to a third-party, and we could be required to obtain a license from such third-party to commercialize our technology or products, which license may not be available on commercially reasonable terms, or at all, or such license may be non-exclusive. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and employees.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful.

Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our owned and licensed trademarks, trade secrets or other intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult, time-consuming and costly. The steps we have taken to protect our proprietary rights may not be adequate to enforce our rights against infringement, misappropriation or other violation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our games.

In the future, we may make claims of infringement or misappropriation against third parties, or make claims that third-party intellectual property rights are invalid or unenforceable. These claims could:

●	cause us to incur greater costs and expenses in the protection of our intellectual property;
●	potentially negatively impact our intellectual property rights, for example, by causing one or more of our intellectual property rights to be ruled or rendered unenforceable or invalid; or
●	divert our technical personnel’s or management’s attention and our resources.

In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question, are not valid, or otherwise not enforceable against such other party. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. The outcome in any such lawsuit is unpredictable.

Litigation or other legal proceedings relating to intellectual property claims, even if resolved in our favor, may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock or cause reputational harm. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property proceedings could harm our ability to compete in the marketplace. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects. For more information, see Item 3 of Part I, “Legal Proceedings.”

We or our licensors may not be able to enforce our intellectual property rights throughout the world.

We or our licensors may be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we or our licensors may not pursue in every location due to costs, complexities or other reasons. Filing, prosecuting, maintaining, defending, and enforcing our owned or in-licensed intellectual property rights in all jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some jurisdictions outside the United States may be less extensive than those in the United States. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property protection to develop their own games and, further, may export otherwise infringing, misappropriating, or otherwise violating games to territories where we have intellectual property protection, but enforcement is not as strong as that in the United States. These games may compete with our games, and our intellectual property rights may not be effective or sufficient to prevent such competition. In addition, the laws of some foreign jurisdictions do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. In addition, the legal systems of some jurisdictions, particularly developing countries, do not favor the enforcement of intellectual property protection. This could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights. Accordingly, we or our licensors may choose not to seek protection in certain jurisdictions, and we will not have the benefit of protection in such jurisdictions. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our or our licensors’ efforts to protect our intellectual property rights in such jurisdictions may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign jurisdictions may affect our ability to obtain adequate protection for our games and other technologies and the enforcement of intellectual property rights. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other trademarks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our owned or licensed trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If such third parties succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our games. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered owned or licensed trademarks or trade names. If we are unable to establish or protect our trademarks and trade names, or if we are unable to build name recognition based on our owned or licensed trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations and prospects.

We use open source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open source software in connection with some of the games and services we offer and may continue to use open source software in the future. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our games or products, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our game development efforts, any of which could negatively impact our business.

Risks Related to Legal or Regulatory Compliance

Changing data privacy and security laws and regulations in the jurisdictions in which we or our consumers do business could increase the cost of our operations and subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties; such laws and regulations are continually evolving. Our platform and service providers’ actual or perceived failure to comply with these laws and regulations could harm our business financial condition and results of operations.

We collect, process, store, use and share data in our operations. While our business receives limited, if any, personal information of our end users from our platform providers, we may elect to collect such information in the future. Our business and the business of our platform providers are therefore subject to a number of federal, state, local and foreign laws, regulations, regulatory codes and guidelines governing data privacy, data protection and security, including with respect to the collection, storage, use, processing, transmission, sharing and protection of personal information. Such laws, regulations, regulatory codes and guidelines may be inconsistent across jurisdictions or conflict with other rules.

The legislative and regulatory landscapes for data privacy and security continue to evolve in jurisdictions worldwide, with an increasing focus on privacy and data protection issues with the potential to affect our business. In the United States, such privacy and data security laws and regulations include federal laws and regulations like the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act, the Do-Not-Call Implementation Act, and rules and regulations promulgated under the authority of the Federal Trade Commission and state laws like the California Consumer Privacy Act (“CCPA”) and the varying data breach notification laws that have been enacted in all 50 U.S. states and the District of Columbia. The CCPA, which became effective on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations that came into force on August 14, 2020, provides additional individual privacy rights for California residents and places increased data privacy and security obligations on entities handling certain personal information of California residents and households. Among other things, the CCPA expands rights related to such individual’s personal information, including the right to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared by covered business. Many of the CCPA’s requirements as applied to personal information obtained in a business to business context, as well as personal information of a business’s personnel and related individuals, were subject to a moratorium that expired on January 1, 2023. The CCPA provides for civil penalties for violations, as well as a private right of action and statutory damages for security breaches that may increase security breach litigation. The effects of the CCPA are significant and have required, and could continue to require, us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Further, in November 2020, California voters passed the California Privacy Rights Act (“CPRA”). The CPRA, which came into effect in most material respects on January 1, 2023 with a one-year look back period, significantly amended and expanded existing CCPA requirements, including, among other things, by introducing additional obligations such as data minimization and storage limitations on the sharing of personal information for cross on text behavioral advertising and on the use of “sensitive” personal information, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creating a new entity, the California Privacy Protection Agency, to implement and enforce the law and impose administrative fines. There currently are a number of additional proposals related to data privacy or security pending before federal, state, and foreign legislative and regulatory bodies, including in a number of U.S. states considering comprehensive consumer protection laws. States such as Virginia, Colorado, Utah and Connecticut have passed comprehensive data privacy laws that have become effective, or will become effective in the near future. Such legislation may add complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Many of the other jurisdictions where we or our customers do business, including the EU, also have restrictive laws and regulations dealing with the processing of personal information. In addition to regulating the processing of personal information within the relevant jurisdictions, these legal requirements often also apply to the processing of personal information outside these jurisdictions, where there is some specified link to the relevant jurisdiction. For example, the European Union’s Regulation (EU) 2016/679 of the European Parliament and of the Council of 27 April 2016 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data, and repealing Directive 95/46/EC (the “General Data Protection Regulation” or “GDPR”) became effective in May 2018, imposes strict requirements on controllers and processors of personal data in the European Economic Area (“EEA”), including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, greater control for data subjects (including the “right to be forgotten” and data portability) and shortened timelines for data breach notifications. The GDPR created new compliance obligations applicable to our business and our platform and service providers, which could require us to self-determine how to interpret and implement these obligations, change our business practices and expose us to lawsuits (including class action or similar representative lawsuits) by consumers or consumer organizations for alleged breach of data protection laws. Failure to comply with the requirements of GDPR may result in significant fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The United Kingdom operates a separate but similar regime to the European Union with which we will have to comply and that allows for fines of up to the greater of £17.5 million or 4% of the total worldwide annual turn over of the preceding financial year. Further, beginning January 1, 2021, we have been required to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how the United Kingdom’s data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. For example, while the EU Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from European Union member states to the United Kingdom without additional safeguards, the decision will automatically expire in June 2025 unless the EU Commission re-assesses and renews/extends it. These changes may lead to additional costs and increase our overall risk exposure.

Recent legal developments also have created compliance uncertainty regarding the transfer of personal information from the U.K. and EEA to certain locations outside of the U.K. and EEA where we or our clients operate or conduct business. In July 2020, the Court of Justice of the European Union (“CJEU”) ruled the EU-US Privacy Shield Framework, one of the primary safeguards that allowed U.S. companies to import personal data from the EU to the U.S., was invalid. The CJEU’s decision also raised questions about whether the most commonly used mechanism for cross-border transfers of personal data out of the EEA, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from the EU to the U.S. or other third countries the European Commission has determined do not provide adequate data protections under their laws. On June 4, 2021, the European Commission published new Standard Contractual Clauses (which became effective on June 27, 2021), which impose on companies additional obligations relating to data transfers, including in the transfer, to implement additional security measures and update internal privacy practices. If we elect to rely on the new Standard Contractual Clauses for applicable data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. If we are unable to implement a valid mechanism for personal data transfers from the EEA, we could face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from the EEA. As discussed above, these same considerations must currently be taken into account with regard to the UK GDPR as well. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross order data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in the EU and U.K. will likely also arise in other jurisdictions that adopt regulatory frameworks of equivalent complexity. Accordingly, any actual or perceived failure to comply with these laws and regulations could harm our business, financial condition and results of operations.

Our business and products are subject to potential legislation and other governmental restrictions. The adoption of such proposed legislation and restrictions could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of products containing certain content included in some of our games. If any such proposals are enacted into law, it may limit the potential market for some of our games in the United States, and adversely affect our business, financial condition and operating results. Other countries have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current U.S.

law. While no such laws are currently in place in the United States, the adoption into law of such legislation in jurisdictions in which we do significant business could severely limit the retail market for some of our games.

On August 30, 2021, China’s National Press and Publication Administration announced a new regulation that required online gaming companies limit their services provided to minors to one hour per day on Fridays, Saturdays, Sundays and public holidays. We continue to assess the impact this new regulation may have on our results of operations however, at this time, the impact of this new regulation remains uncertain.

Change in government regulations relating to the Internet could have a negative impact on our business.

We rely on our consumers’ access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws affecting “net neutrality” or measures enacted in certain jurisdictions as a result of the COVID-19 pandemic, could decrease the demand for our products and services or increase our cost of doing business.

Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. For example, on December 14, 2017, the Federal Communications Commission voted to repeal net neutrality regulations in the United States, and, following that decision, several states enacted net neutrality regulations. Given the uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively affect our business.

We may be involved in legal proceedings that have a negative impact on our business.

From time to time, we have been, and in the future may be, involved in claims, suits, investigations, audits and proceedings arising in the ordinary course of our business, including with respect to labor and employment, intellectual property, competition and antitrust, regulatory, tax, privacy and/or commercial matters. In addition, negative consumer sentiment about our business practices may result in inquiries or investigations from regulatory agencies and consumer groups, as well as litigation.

Claims, suits, investigations, audits and proceedings are inherently difficult to predict, and their results are subject to significant uncertainties, many of which are outside of our control. Regardless of the outcome, such legal proceedings can have a negative impact on us due to reputational harm, legal costs, diversion of management resources and other factors. It is also possible that a resolution of one or more such proceedings could result in substantial settlements, judgments, fines or penalties, injunctions, criminal sanctions, consent decrees or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices.

There is also inherent uncertainty in determining reserves for these matters. Significant judgment is required in the analysis of these matters, including assessing the probability of potential outcomes and determining whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Further, it may take time to develop factors on which reasonable judgments and estimates can be based.

We regard our software as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark and trade secret laws, and employee and third-party non-disclosure and invention assignment agreements, to protect our proprietary rights. We own or license various copyrights, patents, trademarks and trade secrets. The process of registering and protecting these rights in various jurisdictions is expensive and time-consuming. Further, we are aware that some unauthorized copying and piracy occurs, and if a significantly greater amount of unauthorized copying or piracy of our software products were to occur, it could negatively impact our business. We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies or that we will be able to effectively protect our intellectual property through litigation and other means.

Financial and Economic Risks

If general economic conditions decline, demand for our games could decline. In addition, our business is vulnerable to changing economic conditions and to other factors that adversely affect the gaming industry, which could negatively impact our business.

In-game purchases involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of games and services like ours, during periods in which favorable economic conditions prevail. As a result, our games may be sensitive to general economic conditions and economic cycles. A reduction or shift in domestic or international consumer spending could result in an increase in our marketing and promotional expenses, in an effort to offset that reduction, and could negatively impact our business. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, pandemics, terrorism, transportation disruptions or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by unemployment, higher housing, energy, interest or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels and decreased spending on our games, and could adversely impact our results of operations, cash flows and financial condition.

Changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial condition and results of operations.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to eventually take advantage of could be undermined due to changing tax laws, both in the United States and in other applicable jurisdictions. In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty.

Tax law or tax rate changes could affect our effective tax rate and future profitability.

Our effective tax rate was 168.5% for 2022 compared with 18.3% for 2021. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, and in response to significant market volatility and disruptions to business operations resulting from the global spread of COVID-19, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

Our reported financial results could be significantly impacted by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies. Policies affecting revenue recognition have affected, and could further significantly affect, the way we report revenues related to our products and services. We recognize a majority of the revenues from video games that include an online service on a deferred basis over an estimated service period for such games. In addition, we defer the cost of revenues of those products. Further, as we increase our DLC and add new features to our online services, our estimate of the service period may change, and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and income taxes, could have a significant impact on our reported net revenues, net income and earnings per share under generally accepted accounting principles in the United States in any given period.

The Company has debt obligations with short term durations that are coming due within one year.

We have significant debt obligations coming due within one year. Our current revolving loan has a balance of $9.0 million as of December 31, 2022, and is due for repayment on December 31, 2023. The Company intends to extend the loan and faces the risk that we will be unable to extend. If we are unable to extend the loan, the Company may have significantly reduced unrestricted cash which could adversely impact our results of operations and ability to invest in the development and acquisition of IP. See Note 15, Revolving Loan, Short Term Note and Long-Term Debt to our consolidated financial statements included in this Annual Report.

Risks Related to Our Corporate Structure

We are a “controlled company” under the corporate governance rules of Nasdaq and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. Since we elected to rely on the exemptions available to a “controlled company,” you do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Our controlling stockholder, Founder, Chief Strategy Officer and Chairman, Mr. Shi, controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	requirement that a majority of its board of directors consist of independent directors;
●	the requirement that its director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is comprised entirely of independent directors and that it adopts a written charter or board resolution addressing the nominations process; and
●	the requirement that it has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We elected to rely on these exemptions. As a result, our board of directors does not have a majority of independent directors, our compensation committee does not consist entirely of independent directors and our directors are not nominated or selected by independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq rules.

Mr. Shi, our Founder, Chief Strategy Officer and Chairman, controls us, and his ownership of our common stock prevents you and other stockholders from influencing significant decisions.

Mr. Shi controls shares representing a majority of our combined voting power. As long as Mr. Shi continues to control shares representing a majority of our voting power, he will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors (unless supermajority approval of such matter is required by applicable law and our amended and restated certificate of incorporation). In the ordinary course of his business activities, Mr. Shi may engage in activities where his interests may not be the same as, or may conflict with, the interests of our other stockholders. Even if Mr. Shi were to control less than a majority of our voting power, he may be able to influence the outcome of corporate actions so long as he controls a significant portion of our voting power.

Our stockholders are not able to affect the outcome of any stockholder vote while Mr. Shi controls the majority of our voting power (or, in the case of removal of directors, two-thirds of our voting power). Due to his ownership and rights under our amended and restated certificate of incorporation and our amended and restated bylaws, Mr. Shi controls, subject to applicable law, the composition of our board of directors, which in turn controls all matters affecting us, including, among other things:

●	any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on our board of directors, additional or replacement directors;
●	any determinations with respect to mergers, business combinations or dispositions of assets;
●	determination of our management policies;
●	determination of the composition of the committees on our board of directors;
●	our financing policy;
●	our compensation and benefit programs and other human resources policy decisions;

●	changes to any other agreements that may adversely affect us;
●	the payment of dividends on our common stock; and
●	determinations with respect to our tax returns.

In addition, the concentration of Mr. Shi’s ownership could also discourage others from making tender offers, which could prevent holders from receiving a premium for their common stock. Because Mr. Shi’s interests may differ from ours or from those of our other stockholders, actions that he takes with respect to us, as our controlling stockholder, may not be favorable to us or to you or our other stockholders.

Mr. Shi, our Founder, Chief Strategy Officer and Chairman, is a Chinese national. For so long as a Chinese individual continues to exercise majority voting control over us, changes in U.S. and Chinese laws in the future may make it more difficult for us to operate as a publicly traded company in the United States.

Future developments in U.S. and Chinese laws may restrict our ability or willingness to operate as a publicly traded company in the United States for so long as Mr. Shi, who is a Chinese national, or other Chinese investors, continue to beneficially own a significant percentage of our outstanding shares of common stock. The relations between the United States and China are constantly changing. During his administration, President Donald J. Trump issued a memorandum directing the President’s Working Group on Financial Markets to convene to discuss the risks faced by U.S. investors in Chinese companies and issued several executive orders restricting the operations of Chinese companies, such as the company that owns TikTok, in the United States. Additionally, the federal government has recently proposed legislation intended to protect American investments in Chinese companies. President Joseph R. Biden has not put forth specific policy proposals regarding China and it is unclear at this time which of President Trump’s policies, if any, President Biden will continue to implement. In addition, various equity-based research organizations have published reports on Chinese companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. While we are not a Chinese company, any similar scrutiny of us, regardless of its merit, could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects. Additionally, should we be the subject of or indirectly covered by new legislation or executive orders addressed at protecting American investments in Chinese or Chinese-owned companies, our revenues and profitability would be materially reduced, and our business and results of operations would be seriously harmed.

The Committee on Foreign Investment in the United States may modify, delay or prevent our future acquisition or investment activities.

For so long as Mr. Shi retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”). As such, acquisitions of or investments in U.S. businesses or foreign businesses with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions designed or intended to evade or circumvent CFIUS jurisdiction and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. FIRRMA also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. Our inability to complete acquisitions and integrate those businesses successfully could limit our growth or disrupt our plans and operations. In addition, among other things, FIRRMA authorizes CFIUS to prescribe regulations defining “foreign person” differently in different contexts, which could result in less favorable treatment for investments and acquisitions by companies from countries of “special concern.” If CFIUS were to promulgate regulations imposing additional burdens on acquisition and investment activities involving China or Chinese investor-controlled entities, our ability to consummate transactions falling within CFIUS’s jurisdiction that might otherwise be beneficial to us and our stockholders would be hindered.

Hua Yuan International Limited, a minority stockholder, is indirectly controlled by China-Singapore Suzhou Industrial Park Ventures Co., Ltd., a Chinese state-owned entity, which could subject us to risks involving U.S. -China relations and related risks.

Hua Yuan International Limited, which beneficially owns 8.7% of our common stock and controls 1.1% of our voting power as of December 31, 2022, is indirectly controlled by China-Singapore Suzhou Industrial Park Ventures Co., Ltd., a Chinese state-owned entity. Recent political and economic tensions between the United States and China have negatively impacted certain public companies with stockholders that are Chinese state-owned entities. For example, in May 2021, three telecommunications companies with controlling stockholders that are Chinese state-owned entities — China Mobile Limited, China Unicom and China Telecom Corp., Ltd. — announced they would be delisted by the New York Stock Exchange pursuant to U.S. investment restrictions enacted in 2020. In addition, the Holding Foreign Companies Accountable Act, enacted in December 2020, requires SEC registrants to disclose whether an issuer is owned or controlled by a governmental entity in a foreign jurisdiction that does not allow inspection by the Public Group Accounting Oversight Board, principally including issuers based in China.

Although Hua Yuan International Limited does not own a controlling interest in us, its investment may subject us to risks related to having an indirect principal stockholder that is a Chinese state-owned entity as well as risks arising from political and economic tensions between the United States and China generally.

General Risk Factors

We are subject to risks related to corporate and social responsibility and reputation.

Many factors influence our reputation including the perception held by our customers, business partners and other key stakeholders. Our business faces increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, supply chain management, climate change, workplace conduct, human rights and philanthropy. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not be investing in our stock. Because of our dual class structure, we will likely be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

Our stock price and trading volume may be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our Class A common stock price and trading volume could decline.

The trading market for our Class A common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our Class A common stock may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Even if our Class A common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may lead to forecasts that differ significantly from our own.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the future. This could cause the market price of our Class A common stock to decline, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our Class A common stock. As of December 31, 2022, we had 36,802,351 shares of common stock outstanding. This includes 35,000,000 shares that are currently restricted as a result of securities laws or lock-up agreements, which may be waived, with or without notice, by US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC but will be able to be sold as described in the section entitled “Shares Eligible for Future Sale” of our Prospectus as filed by us with the SEC on November 10, 2022 pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1, as amended. Furthermore, our lock-up agreements do not prohibit members of our board of directors, executive officers and certain stockholders from pledging their common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock during the 180-day period following our initial public offering. We have also registered, and we intend to continue to register, all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up agreements described in the section entitled “Underwriting” of our Prospectus as filed by us with the SEC on November 10, 2022 pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1, as amended. The lock-up agreements expire on May 8, 2023.

We cannot guarantee that our share repurchase program will be fully implemented or it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock (the “Share Repurchase Program”), which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors, at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of January 31, 2023, approximately $1.3 million of the Share Repurchase Program remains available for future repurchases. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

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

Provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price of our Class A common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and may be restricted by our credit facilities or any future debt or preferred securities or future debt agreements we may enter into. As a result, capital appreciation, if any, of our Class A common stock will be your sole source of gain for the foreseeable future. See “Dividend Policy” of our Prospectus as filed by us with the SEC on November 10, 2022 pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1, as amended.

If we default on our credit obligations, our operations may be interrupted, and our business could be seriously harmed.

We have a credit facility that we may draw on to finance our operations and other corporate purposes. If we default on these credit obligations, our lenders may accelerate the debt and/or foreclose on property securing the debt.

If any of these events occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, could be seriously harmed. In addition, our credit facility contains operating covenants, including maintenance of certain financial ratios. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants have in the past, and could in the future, result in a default under the credit facility and any future financial agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under our credit facility and any future financing agreements that we may enter into to become immediately due and payable. For more information on our credit facility, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

If we fail to maintain effective internal control over financial reporting, as well as required disclosure controls and procedures, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to develop and refine our internal control over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of our internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in the accuracy and completeness of our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of (1) our second Annual Report on Form 10-K or (2) the Annual Report on Form 10-K for the first year we no longer qualify as an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our Class A common stock. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, results of operations, financial condition and prospects.

We identified a material weakness in our internal controls over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified a material weakness in our internal controls over financial reporting involving lack of sufficient financial reporting close controls, including certain disclosure controls, as of December 31, 2022. See Item 9A, “Controls and Procedures,” in this Annual Report for information regarding the identified material weakness and our actions to date to remediate the material weakness. As a result of the material weakness, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2022.

We are taking steps to remediate the material weakness, which include enhancing control procedures and hiring personnel with the depth of knowledge and experience to join our accounting and finance organization. However, our efforts to remediate the material weakness may not be effective in preventing a future material weakness or significant deficiency in our internal controls over financial reporting. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results, which could cause our reported financial results to be materially misstated, result in the loss of investor confidence and cause the market price of our Class A common stock to decline.

We can give no assurance that the measures we have taken or plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting or circumvention of these controls.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the U.S. District Court for the District of Delaware) is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the sole and exclusive forum for most legal actions involving actions brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act of 1933, as amended, or the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We could continue to be considered an emerging growth company for up to five years, although we would lose that status sooner if our annual gross revenues exceed $1.235 billion, if we issue more than $1.0 billion in nonconvertible debt in a three-year period or if the fair value of our Class A common stock held by non-affiliates exceeds $700.0 million (and we have been a public company for at least 12 months and have filed at least one Annual Report on Form 10-K). For the fiscal year ended December 31, 2022, our total net revenue was $74.4 million.

For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. It is unclear whether investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we lease approximately 16,900 square feet of office space located in Beverly Hills, California under an operating lease that expires on November 13, 2025. We also own a two story office building consisting of approximately 5,910 square feet of office space on 7,163 square feet of land in Culver City, California. We believe that these facilities are sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

See Item 8 of Part II, “Consolidated Financial Statements—Note 20—Commitments and Contingencies—Litigation.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock

Our Class A common stock is listed on the Nasdaq Capital Market and trades under the symbol “SNAL”. Public trading of our stock began on November 10, 2022. Prior to that, there was no public market for our stock.

Holders of Record

The approximate number of record holders of our Class A common stock as of March 24, 2023 was five, including American Stock Transfer & Trust Company LLC, which holds shares of our Class A common stock on behalf of an indeterminate number of beneficial owners. The number of record holders of our Class B common stock as of March 24, 2023 was two.

Dividend Policy

We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Except for a one-time special dividend in connection with our distribution of the Shi Loan (as defined herein), we have not paid any cash dividends. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, our ability to pay cash dividends is currently restricted by the terms of our credit facilities. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any additional indebtedness we may incur.

Stock Performance Graph

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Unregistered Sales of Equity Securities

We issued the following securities that were not registered under the Securities Act.

On November 14, 2022, concurrently with the initial public offering (“IPO”) and pursuant to the certain reorganization transactions, the pre-IPO stockholders of Snail Games USA collectively exchanged 500,000 shares of SGUSA common stock for 6,251,420 shares of our Class A common stock and 28,748,580 shares of our Class B common stock.

The foregoing transactions were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Act.

Use of Proceeds

On November 14, 2022, we closed our IPO, in which we issued and sold 3,000,000 shares of our Class A common stock. All of the shares were sold at a price to the public of $5.00 per share for an aggregate offering price of $15.0 million.

All of the shares sold were registered under the Securities Act pursuant to the Registration Statement, which became effective on November 9, 2022. The representatives of the underwriters for the offering were US Tiger Securities, Inc. EF Hutton, division of Benchmark Investments, LLC.

Net proceeds from the IPO were distributed to Snail Games USA in November 2022 in the amount of $12.0 million. In connection with the IPO, $1.0 million of the net proceeds were remitted to an escrow account which is held to provide a source of funding for our indemnification obligations to the underwriters. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. In addition to the use of proceeds described in the Prospectus included in the Registration Statement, we intend to use up to $5.0 million of IPO proceeds to repurchase shares of Class A common stock pursuant to the Share Repurchase Program.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of Shares	Approximate Dollar Value of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of	Price Paid	Publicly Announced Plans	Purchased under the Plans or
	Shares Purchased	per Share	or Programs	Programs

	In thousands, except per share amounts
Period
October 2022	—	—	—	—
November 2022	861	$3.16	861	$2,283
December 2022	337	$2.06	337	$1,590
Total	1,198		1,198

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. All share repurchases settled in the fourth quarter of fiscal year 2022 were open market transactions. As of December 31, 2022, 1,197,649 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.4 million. The average price paid per share was $2.85 and approximately $1.6 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly under “Risk Factors,” in Part I, Item 1A of this Annual Report, and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Annual Report.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK: Survival Evolved, is a leader within the sandbox survival genre with over 84.7 million console and PC installs through December 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Performance Metrics and Non-GAAP Measures.” In the fiscal year ended December 31, 2022, ARK: Survival Evolved averaged a total of 305,376 daily active users (“DAUs”) on the Steam and Epic platforms, and we experienced a peak of approximately 1,112,797 DAUs in June 2022. We define “daily active users” as the number of unique users who play any given game on any given day. For the years ended December 31, 2022 and 2021, we generated 90.8% and 90.7%, respectively, of our revenues from ARK: Survival Evolved.

Our dedication to provide audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through December 31, 2022, our ARK franchise game has been played for 3.1 billion hours with an average playing time per user of more than 160 hours and with the top 21.0% of all players spending over 100 hours in the game, according to data related to the Steam platform. For the years ended December 31, 2022 and 2021, our net revenue was $74.4 million and $106.7 million, respectively. During fiscal year 2022, approximately 43.5% of our revenue came from consoles, 42.4% from PC and 12.8% from mobile platforms. We had net income of $1.0 million for the year ended December 31, 2022 as compared to net income of $7.9 million for the year ended December 31, 2021.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

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

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 38.9 million units between January 1, 2016 and December 31, 2022. During the year ended December 31, 2022, we sold 5.8 million units compared to 7.0 million in the year ended December 31, 2021. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players.

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

Investments in our technology platform

We are focused on innovation and technology leadership in order to maintain our competitive advantage. We spend a portion of our capital on our research and development platform to continuously improve our technological offerings and gaming platform. Our proprietary video game technology includes a versatile game engine, development pipeline tools, advanced rendering technology and advanced server and network operations. Continued investment in improving the technology behind our existing gaming platforms as well as developing new software tools for new product offerings is important to maintaining our strategic goals, developer and creator talent, and financial objectives. For us to continue providing cutting-edge technology to our users and bringing digital interactive entertainment to market, we must also continue to invest in developmental and creative resources. For our users, we regularly invest in user-friendly features and enhance user experience in our games and platforms. As our industry moves towards increased use of cloud gaming and gaming as a service technology, our ability to bring interactive technologies to market will be an increasingly important part of our business.

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

Strategic relationship with developers, Studio Wildcard & Suzhou Snail

We have grown and expect to continue to grow our business by collaborating with game studios that we believe can benefit from our team’s decades of experience developing successful games. We have strategic relationships with many developer studios that create original content for us. The relationships allow for valuable knowledge sharing between Suzhou Snail, a related party, and the developer studios. We enjoy a long-term relationship with Studio Wildcard, a related party, which develops our ARK franchise. We have an exclusive license with Studio Wildcard for rights to ARK, and we work with them and our other studio developer partners to provide ongoing support across numerous aspects of game development. Our financial results may be affected by our relationship with game studios, including Studio Wildcard, and our ability to create self-developed titles.

Relationship with third party distribution platforms

We derive nearly all of our revenue from third-party distribution platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore. These digital distribution platforms have policies that may impact our reachability to our potential audience, including the discretion to amend their terms of service, which could affect our current operations and our financial performance. As we expand to new markets, we anticipate similar relationships with additional distribution partners that could similarly impact our performance.

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

We cannot predict the potential future impact the COVID-19 pandemic may have on our business or operations. See Item 1A of Part I, “Risk Factors — Risks Related to Our Business — The COVID-19 pandemic and containment efforts across the globe have materially altered how individuals interact with each other and have materially affected how we and our business partners are operating, and the extent to which this situation will impact our future results of operations and overall financial performance remains uncertain.”

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

	Fiscal years ended December 31,
	2022	2021	Change	% Change

	(in millions)
Units Sold	5.8	7.0	(1.2)	(17.1)%
(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Bookings & EBITDA

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), we believe Bookings and EBITDA, as non-GAAP measures, are useful in evaluating our operating performance. Bookings and EBITDA, as used in this Annual Report on Form 10-K, are non-GAAP financial measures that are presented as supplemental disclosures and should not be construed as alternatives to net income (loss) or revenue as indicators of operating performance, nor as alternatives to cash flow provided by operating activities as measures of liquidity, both as determined in accordance with GAAP.

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

	Fiscal years ended December 31,
	2022	2021	$ Change	% Change

	(in millions)
Total net revenue	$74.4	$106.7	$(32.3)	(30.3)%
Change in deferred net revenue	(10.7)	(14.2)	3.5	(24.7)%
Bookings	$63.7	$92.5	$(28.8)	(31.1)%

For the year ended December 31, 2022, bookings decreased by $28.8 million, or 31.1%, compared to the year ended December 31, 2021, primarily as a result of decreased ARK sales in 2022 due to the age of the game and no DLCs released during the year ended December 31, 2022 while 2021 saw the release of our Genesis II DLC.

EBITDA

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure. We define EBITDA as net income (loss) before (i) interest expense, (ii) interest income, (iii) income tax provision (benefit), (iv) depreciation and amortization expense, and (v) amortization — intangible assets (other).

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

	Fiscal years ended December 31,
	2022	2021	$ Change	% Change

	(in millions)
Net income	$1.0	$7.9	$(6.9)	(87.4)%
Interest income and interest income – related parties	(0.8)	(1.7)	0.9	(53.4)%
Interest expense and interest expense – related parties	0.9	0.4	0.5	118.4%
Income tax (benefit) provision	(2.4)	1.8	(4.2)	(237.1)%
Depreciation and amortization expense	0.6	0.8	(0.2)	(29.2)%
EBITDA	$(0.7)	$9.2	$(9.9)	(108.1)%

Components of Results of Operations

Revenues

We primarily derive revenue from the sale of our games through various gaming platforms. Through these platforms, users can download our games and, for certain games, purchase virtual items to enhance their game-playing experience. We offer certain software products through third-party digital storefronts, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, and certain retail distributors. For sales arrangements through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Game Stores, My Nintendo Store and retail distributors, the digital platforms and distributors have discretion in establishing the price for the specified good or service, and we have determined we are the agent in the sales transaction to the end user and therefore report revenue on a net basis based on the consideration received from the digital storefront. For sales arrangements through the Apple App Store and the Google Play Store, we have discretion in establishing the price for the specified good or service and have determined that we are the principal to the end user and therefore report revenue on a gross basis. Mobile platform fees charged by these digital storefronts are expensed as incurred and reported within cost of revenue as merchant fees.

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

Our net revenues through our top four platform providers as a proportion of our total net revenue for the years ended December 31, 2022 and 2021 were as follows:

	Fiscal years ended December 31,
	2022	2021	$ Change	% Change

	(in millions)
PC Platform 1	$22.5	$35.3	$(12.8)	(36.2)%
Console Platform 1	17.3	23.5	(6.2)	(26.1)%
Console Platform 2	8.8	11.5	(2.7)	(23.6)%
Mobile Platform 1	5.2	6.9	(1.7)	(24.7)%
All Other Revenue	20.6	29.5	(8.9)	(30.3)%
Total	$74.4	$106.7	$(32.3)	(30.3)%

We expect changes in revenue to correlate with trends in the use and purchase of our games.

Cost of revenues

Cost of revenues includes license royalty fees, merchant fees, engine fees, server and database cost centers, game licenses and license right amortization. For a description of our licensing arrangements, please see Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements. We generally expect cost of revenue to fluctuate proportionately with revenues.

General and administrative

General and administrative expenses include rent expense, outsourced professional services such as consulting, legal and accounting services, taxes and dues, insurance premiums, and costs associated with maintaining our property and infrastructure. General and administrative expenses also include salaries and wages, which consist of compensation we pay to our employees. We expect salaries and wages to increase in a manner that is proportional with the added expenses and expertise of operating as a public company. We also expect salaries and wages to increase as we increase headcount as we expand our product offerings. Future stock-based compensation will be recorded within research and development and general and administrative expense. We also record legal settlement expenses as components of general and administrative expenses. We expect general and administrative expenses will increase in absolute dollars due to the additional administrative and regulatory burden of becoming and operating as a public company.

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

Interest expense and other, net

Interest expense consists of interest incurred under our Term Loans, Revolver and Promissory Notes (each as defined herein). We expect to continue to incur interest expense under our debt instruments, although with respect to certain instruments, our interest expense will fluctuate based upon the underlying variable interest rates.

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate differed from the federal statutory rate of 21% primarily as a result of a state income tax refund for previous years filings related to the Company’s implementation of California’s adopted market-based sourcing rules in income years open for refund, changes in the valuation allowance on our deferred tax assets and the conversion of our BTBX.IO subsidiary to a partnership, which is treated as a dissolution for tax purposes.

Results of Operations

Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021

	Fiscal years ended December 31,
	2022	2021	$ Change	% Change

	(in millions)
Revenues, net	$74.4	$106.7	$(32.3)	(30.3)%
Cost of revenues	49.5	63.7	(14.2)	(22.3)%
Gross profit	24.9	43.0	(18.1)	(42.1)%
Operating expenses:
General and administrative	22.3	16.4	5.9	36.2%
Research and development	2.9	0.8	2.1	254.0%
Advertising and marketing	0.7	0.3	0.4	159.5%
Depreciation and amortization	0.6	0.8	(0.2)	(29.2)%
(Gain) loss on disposal of fixed assets	—	0.1	(0.1)	(114.5)%
Impairment of intangible assets	—	16.3	(16.3)	(100.0)%
Total operating expenses	26.5	34.7	(8.2)	(23.6)%
Income (loss) from operations	$(1.6)	$8.3	$(9.9)	(119.4)%

Revenues

Net revenues for the year ended December 31, 2022 decreased by $32.3 million, or 30.3%, compared to the year ended December 31, 2021. The decrease in net revenues was due to a decrease in sales of ARK, attributed to the age of the game, an increase in the number of free week promotions in 2022 and the Genesis II DLC release in 2021; there were no DLC releases in 2022 or free download promotions in 2021. ARK sales decreased by $33.0 million and deferred revenue from contracts decreased by $3.7 million offset by additional one-off payments in 2022 of $7.5 million. Sales of Age of Wushu decreased by $1.1 million, Last Oasis by $0.6 million, PixArk by $0.4 million, and the smaller titles decreased by a collective $1.1 million. These decreases in the Company’s smaller titles were partially offset by $0.5 million earned in 2022 from the release of West Hunt. Despite the decrease in Units Sold, the Company recorded a significant increase in its game installs during the year ended December 31, 2022. This was due to the free week promotions on the Steam and Epic platforms and a subscription program on a certain platform that resulted in 36.7 million installs in the year ended December 31, 2022, as compared to 7.0 million installs for the year ended December 31, 2021.

Cost of revenues

Cost of revenues for the year ended December 31, 2022 decreased by $14.2 million, or 22.3%, compared to the year ended December 31, 2021.

Cost of revenues for the years ended December 31, 2022 and 2021 comprised the following:

	Fiscal years ended December 31,
	2022	2021	$ Change	% Change

	(in millions)
Software license royalties - related parties	$17.0	$21.5	$(4.5)	(20.9)%
Software license royalties	0.1	—	0.1	100.0%
License and amortization - related parties	25.4	32.7	(7.3)	(22.2)%
License and amortization	0.2	0.6	(0.4)	(58.2)%
Merchant fees	2.4	3.8	(1.4)	(35.4)%
Engine fees	2.0	3.1	(1.1)	(36.5)%
Internet, server and data center	2.2	2.0	0.2	5.2%
Costs related to advertising revenue	0.2	—	0.2	100.0%
Total:	$49.5	$63.7	$(14.2)	(22.2)%

The decrease in cost of revenues for the year ended December 31, 2022 was due to a reduction in royalties of $4.4 million, including a decrease in ARK related royalties of $4.0 million, a decrease in merchant fees of $1.4 million, commensurate with the decrease in ARK sales, and a decrease in engine fees of $1.1 million. The Company also reported a decrease in license and amortization cost of $7.7 million due to a lower amortizable base that is the result of the age of certain licenses and the impairment of the Atlas license in 2021.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2022 increased by $5.9 million, or 36.2%, compared to the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to increased legal costs related to the Angela Games litigation of $4.9 million, increased accounting and advisory costs related to the Company’s IPO and continued compliance of $0.5 million, and increased tax preparation and related services of $0.7 million, of which $0.6 million is a contingent fee incurred in connection with the $2.5 million tax refund received in 2022. The Company’s salaries and wages increased by $2.0 million and office expenses increased by $0.3 million in 2022 due to higher salaries and growth of the Company. These increases were partially offset by a reduction in contractors expense of $1.4 million due to the reduced activities in our subsidiary BTBX.IO.

Research and development expenses

Research and development expenses for the year ended December 31, 2022 increased by $2.1 million, or 254.0%, compared to the year ended December 31, 2021. The increase in research and development expenses was primarily due to additional development of the Company’s Atlas title in 2022.

Advertising and marketing expenses

Advertising and marketing expenses for the year ended December 31, 2022 increased by $0.4 million, or 159.5%, compared to the year ended December 31, 2021. The increase in advertising and marketing expenses was primarily due to the Company’s participation in the Gamesbeat summit in 2022 and increased advertising for the newly launched Expedition Agartha and West Hunt titles in 2022.

Depreciation and amortization expenses

Depreciation and amortization expenses for the year ended December 31, 2022 decreased by $0.2 million, or 29.2%, compared to the year ended December 31, 2021. The decrease in depreciation and amortization expenses was primarily due to a termination of a lease and reduction in leasehold improvements amortization expense in 2022.

Other Factors Affecting Net Income

	Fiscal years ended December 31,
	2022	2021	$ Change	% Change

	(in millions)
Interest income	$0.2	$0.1	$0.1	135.6%
Interest income – related parties	0.6	1.6	(1.0)	(63.5)%
Interest expense	(0.9)	(0.4)	(0.5)	118.4%
Other income	0.3	0.5	(0.2)	(38.8)%
Equity in loss of unconsolidated entity	—	(0.3)	0.3	(100.0)%
Income tax provision (benefit)	(2.4)	1.8	(4.2)	(237.1)%

Interest income

Interest income in the year ended December 31, 2022 primarily related to deposits with third-party financial institutions, while interest income — related parties stemmed from the interest charged on the shareholder loan.

Interest income — related parties were $0.6 million, and $1.6 million for the years ended December 31, 2022 and 2021, respectively. The decrease was due to the distribution of the Shi Loan to Suzhou Snail in April 2022.

Interest expense

Interest expense primarily related to our outstanding indebtedness with our third-party lenders. Interest expense increased by $0.5 million for the year ended December 31, 2022 as a result of interest charges on the short-term note issued in January 2022.

Income tax provision (benefit)

The Company had an income tax benefit of ($2.4) million for the year ended December 31, 2022 and a provision of $1.8 million for the year ended December 31, 2021 representing a decrease of $4.2 million. Our effective income tax rate was 168.5% and 18.3% for the years ended December 31, 2022 and 2021, respectively.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available unrestricted cash. Our unrestricted cash was $12.9 million and $10.2 million as of December 31, 2022 and 2021, respectively.

Our restricted cash and cash equivalents were $6.4 million and $6.4 million as of December 31, 2022 and 2021, respectively. Our restricted cash primarily consists of time deposits, and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Fiscal years ended December 31,
	2022	2021	$ Change	% Change

	(in millions)
Net cash flows (used in) provided by operating activities	$(3.4)	$15.9	$(19.3)	(121.2)%
Net cash flows provided by (used in) investing activities	1.2	(35.8)	37.0	(103.4)%
Net cash flows provided by financing activities	4.9	2.6	2.3	84.3%
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$2.7	$(17.3)	$20.0	(115.5)%

Operating activities

Net cash flows provided by operating activities for the year ended December 31, 2022 decreased $19.3 million as compared to the year ended December 31, 2021, which resulted primarily from a period-over-period decrease in net income of $6.9 million and a decrease of $19.3 million in non-cash reconciling items, offset by $7.0 million net increase in change in net operating assets and liabilities.

Net income was $1.0 million and $7.9 million for the years ended December 31, 2022 and 2021, respectively, representing a decrease of $6.9 million. The decrease was primarily due to a decrease in revenue of $32.3 million, an increase in general and administrative expenses of $5.9 million, an increase in research and development expense of $2.1 million, a net decrease in interest income of $0.9 million, an increase in interest expense of $0.5 million, offset by a decrease in license cost and license right amortization of $7.7 million, a decrease in merchant and engine fees of $2.5 million, decrease in impairment expense of $16.3 million related to Atlas in 2021 and a decrease in the Company’s tax provision of $4.2 million.

Non-cash reconciling items were $8.2 million and $27.5 million for the years ended December 31, 2022 and 2021, respectively, representing a decrease of $19.3 million. The decrease in the non-cash reconciling items was primarily due to a decrease of $7.6 million in amortization and $16.3 million in impairments that were the result of the Atlas impairment loss recognized at the end of fiscal year 2021, partially offset by decrease in the interest income from shareholder loan of $0.9 million and deferred taxes of $3.7 million.

The increase in our net operating assets and liabilities between the years ended December 31, 2022 and 2021 of $7.0 million was primarily the result of a net increase in accounts receivables and accounts receivable — related party of $0.6 million due to timing of receipts and payments from customers and a related party, a net increase in prepaid expenses related party and prepaid expenses and other current assets of $1.1 million primarily driven by timing of payments of federal and state taxes and development costs, an increase in accounts payable and accounts payable – related party of $2.8 million resulting from increased vendor accruals near the end of the year that were offset by royalty payments made to our related party during 2022, an increase in accrued expenses of $3.0 million due to timing of payments increasing in 2022 and the payoff of the accrued litigation in 2022, partially offset by an increase in deferred revenue of $3.5 million.

Our accounts receivable — related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of December 31, 2022 and 2021, the net outstanding balances of receivables due from SDE were $11.3 million and $8.4 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within a commercially reasonable period of time. In the event we do not receive timely remittance from SDE, we may hold back amounts owed to SDE from future licensing costs payable to SDE pursuant to our existing contractual relationship. See Note 5- Accounts Receivable — Related Party to our audited consolidated financial statements included in this Annual Report.

Investing activities

Cash provided by investing activities for the year ended December 31, 2022 increased $37.1 million compared to the year ended December 31, 2021 due to payments for the acquisition of license rights relating to the release of Genesis II of $5.0 million in 2021, the additional funding of the Shi Loan of $30.6 million in 2021 and the receipt by the Company of $1.5 million on the Pound Sand note in 2022.

Financing activities

Net cash flows provided by financing activities for the year ended December 31, 2022 was $4.8 million compared to net cash flows provided by financing activities of $2.6 million for the year ended December 31, 2021. Financing activities for the year ended December 31, 2022 included borrowings of $10.0 million on a short term note, partially offset by repayments on the short-term note of $4.2 million, a cash dividend that was declared and paid of $8.2 million, net proceeds from the IPO of $12.0 million that was partially offset by $3.4 million spent on the open market purchase of treasury stock pursuant to our Share Repurchase Program and $1.2 million to pay capitalized offering costs. Financing activities for the year ended December 31, 2021 included $9.5 million of borrowings under our Revolver and Term Loan, which was partially offset by repayments on our Term Loan in the amount of $6.8 million.

Registered Offering

In September 2022, we filed a Form S-1 Registration Statement with the United States Securities and Exchange Commission in connection with our IPO. As of the effective date of the Registration Statement, we became the parent company of Snail Games USA and a holding company, with our principal asset consisting of all the shares of common stock of Snail Games USA.

In the IPO, we issued 3,000,000 shares of our Class A common stock and net proceeds from the issuance were distributed to Snail Games USA in November 2022 in the amount of $12.0 million. In connection with the IPO, $1.0 million of the net proceeds were remitted to an escrow account which is held to provide a source of funding for our indemnification obligations to the underwriters. The amount in escrow will be reported as a restricted escrow deposit for 12 months from the date of the IPO, at which time the restrictions will be removed and the balance will be reverted to unrestricted cash.

Loans to related parties

Snail Games USA was party to a line of credit note with Mr. Hai Shi, our Founder, Chief Strategy Officer and Chairman, which provided for loans to Mr. Shi up to a maximum aggregate principal amount of $100.0 million (the “shareholder loan” or “Shi Loan”). Interest accrued on outstanding amounts at a rate of 2.00% per year, and all outstanding amounts were due and payable on demand. As of December 31, 2021, outstanding borrowings (including interest receivable) under the line of credit amounted to $94.4 million. In April 2022, Snail Games USA distributed the Shi Loan to Suzhou Snail, our former corporate parent, which assumed the loan as creditor. At the time of the distribution, $94.9 million was outstanding, including interest. As a result of this distribution, the total withholding taxes amounted to $8.2 million, which amount was distributed to Suzhou Snail in connection with the distribution of the Shi Loan and subsequently paid on April 29, 2022. As of April 2022, as a result of the distribution, the Shi Loan is no longer reflected on our consolidated balance sheet.

Capital resources

We primarily fund our operations from our net cash flows provided by operating activities. In addition to these cash flows, we have entered into certain debt arrangements to provide additional liquidity and to finance our operations.

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “Revolver”) to increase our revolving line of credit to $9.0 million. As amended, the Revolver matures on December 31, 2023 and bears interest at a rate equal to the prime rate less 0.25%. Interest is due and payable under the Revolver on a monthly basis, and borrowings under the revolver are secured by certain deposit accounts. The revolver is partially secured by the certificate of deposit accounts held with the financial institution, and reported as restricted cash, in the amounts of $5.3 million as of December 31, 2022. As of December 31, 2022, we had borrowings of $9.0 million outstanding under our Revolver. We intend to extend the Revolver prior to its maturity date. There is no guarantee that we will be able to extend the Revolver on terms acceptable to us in the future, or at all.

Term Loan

In June 2021, we entered into a loan agreement with a financial institution providing for a term loan in an aggregate principal amount of $3.0 million (the “Term Loan”). The Term Loan, which was originally set to mature in June 2031, bears interest at a fixed rate of 3.5% for the first five years and then at a floating rate of the Wall Street Journal prime rate until maturity. The Term Loan is secured by our principal headquarters. The Term Loan replaced and refinanced a previously outstanding $3.0 million promissory note due September 2021.

In January 2022, we amended and restated our Revolver and we executed a promissory note to obtain an additional long-term loan with a principal balance of $10.0 million which was set to mature on January 26, 2023 (the “New Term Loan”). In November 2022, the maturity date was extended to January 26, 2024. Interest is equal to the higher of 5.75% and the Wall Street Journal prime rate plus 0.50%. The New Term Loan is secured and collateralized by our existing assets.

As of December 31, 2022, we had borrowings of $5.8 million outstanding under the New Term Loan.

Cares Act PPP Loan

In 2020, we applied for, and received, funds under the PPP in the amount of $0.8 million. In December 2020, $0.1 million of the PPP loan was forgiven by the SBA. In March 2021, an additional $0.4 million principal amount of the PPP loan balance was forgiven by the SBA. As of April 2022, all outstanding amounts under the PPP loan have either been repaid or forgiven.

Financial covenants

The Revolver, Term Loan and the New Term Loan require us to maintain a minimum service coverage ratio of 1.5 to 1.0. We were in compliance with or received a waiver in the event of noncompliance, with its debt covenants under our debt facilities as of December 31, 2022.

For additional information regarding our indebtedness, see Note 15, Revolving Loan, Short Term Note and Long-Term Debt to our consolidated financial statements included in this Annual Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. For additional information on our significant accounting policies, please refer to Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report. We believe that the following critical accounting policies and estimates have the greatest potential impact on our financial statements.

Intangible Assets

The Company’s publishing and development business requires significant investments in intangible assets such as licensing rights. The carrying values of these intangibles are periodically reviewed and adjusted, as appropriate, based on estimates of their useful lives, futures cash flows and fair values. Estimates of futures cash flows may vary from period to period depending on market factors such as media and gaming trends and current sales trends. If these estimates result in a reduction in cash flows the Company may recognize an impairment loss on the intangible asset, similar to what occurred with the Company’s Atlas license in fiscal year 2021. The Company did not have any material changes in these estimates during the year ended December 31, 2022 but believe it is reasonably possible that changes may occur in future periods.

Deferred Revenue

The Company recognizes, defers, and classifies the timing of deferred revenues from the sale of its products based on the release date, technical support obligations and timing of its performance obligations. The technical support obligations are estimated based on our internal estimates of the average period a player is expected to play the game. These estimates will vary by platform and could change from period to period depending on user trends. An increase in use estimate could result in a reclassification of deferred revenues from short term to long term and extend the period over which we would recognize said revenue resulting in a lower net income in future periods. Changes in estimates of our release schedule may also affect the classification of short and long term deferred revenues and the rate at which deferred revenue is recognized, which could have a material impact on the Company’s consolidated financial statements.

Estimated Service Period

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

Deferred Income Taxes

The Company recognizes deferred income taxes based on estimates of future taxable income and the utilization of tax loss carryforwards. Changes in tax laws or the level of future taxable income could affect the realizability of deferred income tax assets. The Company’s deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s estimates of deferred income taxes are based on its assessment of the likelihood of realizing the benefits of the tax assets and are reviewed annually. Changes in these estimates may have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, please see Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of: (a)(i) the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; or (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

50

INDEX TO FINANCIAL STATEMENTS

Snail, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Snail, Inc. and Subsidiaries
Culver City, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Snail, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
Costa Mesa, California
March 29, 2023

Snail, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$12,863,817	$10,164,338
Restricted escrow deposit	1,003,804	—
Accounts receivable, net of allowances for doubtful accounts of $19,929 and $31,525, respectively	6,758,024	12,244,785
Accounts receivable - related party, net	11,344,184	8,435,823
Loan and interest receivable - related party	101,753	203,408
Prepaid expenses - related party	—	3,145,000
Prepaid expenses and other current assets	10,565,141	11,017,007
Total current assets	42,636,723	45,210,361
Restricted cash and cash equivalents	6,374,368	6,389,777
Prepaid expenses - related party	5,582,500	—
Property, plant and equipment, net	5,114,799	5,678,701
Intangible assets, net - license - related parties	1,384,058	8,787,976
Intangible assets, net - license	—	250,000
Intangible assets, net - other	272,521	277,148
Deferred income taxes	7,602,536	8,191,051
Other noncurrent assets	198,668	199,919
Operating lease right-of-use assets, net	3,606,398	5,100,912
Total assets	$72,772,571	$80,085,845
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,452,391	$3,871,510
Accounts payable - related party	19,918,259	23,733,572
Accrued expenses and other liabilities	1,474,088	2,975,475
Loan payable - related parties	—	400,000
Interest payable - related parties	527,770	528,439
Revolving loan	9,000,000	9,000,000
Short term note	5,416,666	—
Notes payable	—	216,329
Current portion of long-term debt	86,524	77,348
Current portion of deferred revenue	4,335,404	11,005,517
Current portion of operating lease liabilities	1,371,227	1,688,965
Total current liabilities	51,582,329	53,497,155
Accrued expenses	457,024	—
Long-term debt, net of current portion	3,221,963	2,885,434
Deferred revenue, net of current portion	5,216,042	9,275,417
Operating lease liabilities, net of current portion	2,930,529	4,375,786
Total liabilities	63,407,887	70,033,792
Commitments and contingencies
Stockholders' Equity:
Common stock of Snail Games USA, $0.01 par value per share; 1,000,000 shares authorized, 500,000 shares issued and outstanding	—	5,000
Class A common stock, $0.0001 par value, 500,000,000 and 0 shares authorized, 9,251,420 and 0 shares issued, and 8,053,771 and 0 shares outstanding, respectively	925	—
Class B common stock, $0.0001 par value, 100,000,000 and 0 shares authorized, 28,748,580 and 0 shares issued and outstanding, respectively	2,875	—
Additional paid-in capital	23,436,942	94,159,167
Due from shareholder - loan receivable	—	(91,388,176)
Due from shareholder - interest receivable	—	(2,965,346)
Accumulated other comprehensive loss	(307,200)	(266,557)
Retained earnings (accumulated deficit)	(4,863,250)	16,045,231
	18,270,292	15,589,319
Treasury stock at cost (1,197,649 and 0 shares, respectively)	(3,414,713)	—
Total Snail, Inc. and Snail Games USA Inc. equity	14,855,579	15,589,319
Noncontrolling interests	(5,490,895)	(5,537,266)
Total stockholders' equity	9,364,684	10,052,053
Total liabilities, noncontrolling interests and stockholders' equity	$72,772,571	$80,085,845

See accompanying notes to consolidated financial statements.

Snail, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021

	2022	2021
Revenues, net	$74,444,141	$106,734,149
Cost of revenues	49,507,888	63,686,242
Gross profit	24,936,253	43,047,907
Operating expenses:
General and administrative (including stock-based compensation expense of $223,250 and $0, respectively)	22,327,746	16,396,958
Research and development	2,955,592	834,818
Advertising and marketing	714,492	275,370
Depreciation and amortization	565,906	798,813
(Gain) loss on disposal of fixed assets	(17,067)	117,316
Impairment of intangible assets	—	16,325,000
Total operating expenses	26,546,669	34,748,275
Income (loss) from operations	(1,610,416)	8,299,632
Other income (expense):
Interest income	200,913	85,276
Interest income - related parties	582,632	1,595,372
Interest expense	(922,293)	(415,793)
Interest expense - related parties	(3,222)	(8,000)
Other income	302,086	493,687
Foreign currency transaction (loss)	(1,945)	(41,579)
Equity in loss of unconsolidated entity	—	(314,515)
Total other income, net	158,171	1,394,448
Income (loss) before provision for income taxes	(1,452,245)	9,694,080
Income tax (benefit) provision	(2,446,423)	1,784,549
Net income	994,178	7,909,531
Net gain (loss) attributable to non-controlling interests	46,371	(558,865)
Net income attributable to Snail, Inc. and Snail Games USA Inc	947,807	8,468,396
Comprehensive income statement:
Other comprehensive loss related to currency translation adjustments, net of tax	(40,643)	(69,383)
Total comprehensive income	$907,164	$8,399,013
Net income attributable to Class A common stockholders(1):
Basic	$228,482	$8,468,396
Diluted	$228,482	$8,468,396
Net income attributable to Class B common stockholders:
Basic	$719,325	$—
Diluted	$719,325	$—
Income per share attributable to Class A and B common stockholders:
Basic	$0.03	$0.24
Diluted	$0.03	$0.24
Weighted-average shares used to compute income per share attributable to Class A common stockholders:
Basic	9,131,512	35,000,000
Diluted	9,131,512	35,000,000
Weighted-average shares used to compute income per share attributable to Class B common stockholders:
Basic	28,748,580	—
Diluted	28,748,580	—
(1)	the shares used for the denominator in the calculation of EPS are the number of shares transferred in the reorganization transaction for comparative purposes. Snail Games USA did not have Class A common stock as of December 31, 2021.

See accompanying notes to consolidated financial statements.

Snail, Inc. and Subsidiaries

Consolidated Statements of Equity for the Years Ended December 31, 2022 and 2021

								Due from
								Shareholder	Accumulated				Snail, Inc.
							Additional	Loan and	Other				and Snail Games	Non
	Common Stock - Snail Games USA Inc.		Class A Common Stock		Class B Common Stock		Paid-In-	Interest	Comprehensive	Retained	Treasury Stock		USA, Inc.	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Earnings	Shares	Amount	Equity	Interest	Total Equity
Balance at January 1, 2021	500,000	$5,000	—	$—	—	$—	$94,159,167	$(62,186,331)	$(197,174)	$7,576,835	—	$—	39,357,497	$(5,017,741)	$34,339,756
Loan to shareholder	—	—	—	—	—	—	—	(32,167,191)	—	—	—	—	(32,167,191)	—	(32,167,191)
Foreign currency translation	—	—	—	—	—	—	—	—	(69,383)	—	—	—	(69,383)	—	(69,383)
Dissolution of subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	39,340	39,340
Net income	—	—	—	—	—	—	—	—	—	8,468,396	—	—	8,468,396	(558,865)	7,909,531
Balance at December 31, 2021	500,000	5,000	—	—	—	—	94,159,167	(94,353,522)	(266,557)	16,045,231	—	—	15,589,319	(5,537,266)	10,052,053
Loan to shareholder	—	—	—	—	—	—	—	(580,878)	—	—	—	—	(580,878)	—	(580,878)
Dividend distribution	—	—	—	—	—	—	(73,078,112)	94,934,400	—	(21,856,288)	—	—	—	—	—
Withholding tax distribution	—	—	—	—	—	—	(8,200,000)	—	—	—	—	—	(8,200,000)	—	(8,200,000)
Reclass of common stock due to IPO reorganization	(500,000)	(5,000)	6,251,420	625	28,748,580	2,875	1,500	—	—	—	—	—	—	—	—
Warrants issued to underwriters	—	—	—	—	—	—	193,927	—	—	—	—	—	193,927	—	193,927
IPO, net of offering costs	—	—	3,000,000	300	—	—	10,137,210	—	—	—	—	—	10,137,510	—	10,137,510
Stock based compensation related to restricted stock units	—	—	—	—	—	—	223,250	—	—	—	—	—	223,250	—	223,250
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	(1,197,649)	(3,414,713)	(3,414,713)	—	(3,414,713)
Foreign currency translation	—	—	—	—	—	—	—	—	(40,643)	—	—	—	(40,643)	—	(40,643)
Net income	—	—	—	—	—	—	—	—	—	947,807	—	—	947,807	46,371	994,178
Balance at December 31, 2022	—	$—	9,251,420	$925	28,748,580	$2,875	$23,436,942	$—	$(307,200)	$(4,863,250)	(1,197,649)	$(3,414,713)	$14,855,579	$(5,490,895)	$9,364,684

See accompanying notes to consolidated financial statements.

Snail, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income	$994,178	$7,909,531
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization – intangible assets – license	250,000	600,000
Amortization – intangible assets – license, related parties	7,403,918	14,655,520
Amortization – intangible assets – other	3,751	7,039
Amortization – loan origination fees	26,514	22,951
Depreciation and amortization – property and equipment	565,906	798,813
Stock-based compensation expense	223,250	—
Gain on lease termination	(122,533)	—
Gain on paycheck protection program and economic injury disaster loan forgiveness	(174,436)	(392,200)
(Gain) loss on disposal of fixed assets	(17,067)	117,316
Impairment or loss on impaired intangible asset	—	16,325,000
Interest income from shareholder loan	(580,878)	(1,523,149)
Interest income from restricted escrow deposit	(3,804)	—
Deferred taxes	588,478	(3,159,791)
Decrease in non-controlling interest – dissolution of subsidiary	—	39,340
Changes in assets and liabilities:
Accounts receivable	5,486,716	693,981
Accounts receivable – related party	(2,908,361)	1,256,970
Prepaid expenses – related party	(2,437,500)	980,000
Prepaid expenses and other current assets	(1,875,919)	(4,167,621)
Other noncurrent assets	(26,052)	1,785,730
Accounts payable	4,976,192	(1,538,468)
Accounts payable – related party	(3,815,313)	(92,948)
Accrued expenses	(1,039,927)	(4,045,216)
Interest payable – related parties	986	8,000
Lease liabilities	(145,949)	(182,895)
Deferred revenue	(10,729,488)	(14,248,401)
Net cash (used in) provided by operating activities	(3,357,338)	15,849,502
Cash flows from investing activities:
Debt extended to related party	—	(203,408)
Loan provided to related party	—	(30,644,042)
Repayment on loan provided by related party	(300,000)	—
Acquisition of license rights – related party	—	(5,000,000)
Purchases of property and equipment	(5,256)	—
Proceeds from sale of property and equipment	19,500	—
Repayment on Pound Sand note	1,496,063	—
Net cash provided by (used in) investing activities	1,210,307	(35,847,450)
Cash flows from financing activities:
Repayments on long-term debt	(70,961)	(6,845,545)
Repayments on short-term note	(4,166,667)	—
Borrowings on long-term debt	—	3,000,000
Borrowings on short-term note	10,000,000	—
Payments on paycheck protection program and economic injury disaster loan	(90,198)	(26,281)
Refund of payments on paycheck protection program and economic injury disaster loan	48,305	—
Borrowings on revolving loan	—	6,500,000
Cash dividend declared and paid	(8,200,000)	—
Purchase of treasury stock	(3,414,713)	—
Proceeds from initial public offering, net of offering costs	11,791,705	—
Warrants issued to underwriters	193,927	—
Payment of capitalized offering costs	(1,247,567)	—
Net cash provided by financing activities	4,843,831	2,628,174
Effect of currency translation on cash and cash equivalents	(12,730)	21,182
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	2,684,070	(17,348,592)
Cash and cash equivalents, and restricted cash and cash equivalents - beginning of year	16,554,115	33,902,707
Cash and cash equivalents, and restricted cash and cash equivalents – end of year	$19,238,185	$16,554,115
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$788,063	$405,251
Income taxes	$888,303	$6,577,000
Noncash transactions during the year for:
Loan and interest payable - related parties	$103,890	$—
Loan and interest receivable - related parties	$(103,890)	$—
Loan and interest from shareholder	$94,934,400	$—
Dividend distribution	$(94,934,400)	$—
Noncash financing activity during the year:
Gain on paycheck protection program and economic injury disaster loan forgiveness	$(174,436)	$(392,200)
Snail Games USA common stock transferred due to reorganization	$(5,000)	$—
Snail, Inc. common stock and additional paid-in capital transferred due to reorganization	$5,000	$—
Offering costs included in accounts payable	$605,295	$—
Funding of the escrow deposit	$(1,000,000)	$—

See accompanying notes to consolidated financial statements.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – PRESENTATION AND NATURE OF OPERATIONS

Snail, Inc. was incorporated under the laws of Delaware in January 2022. The Registrant’s fiscal year end is December 31. The Registrant was formed for the purpose of completing an initial public offering (“IPO”) and related transactions to carry on the business of Snail Games USA Inc. and its subsidiaries. Snail Games USA Inc. was founded in 2009 as a wholly owned subsidiary of Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”) located in Suzhou, China. Snail Games USA Inc. is devoted to researching, developing, marketing, publishing, and distributing games, content and support that can be played on a variety of platforms including game consoles, PCs, mobile phones and tablets. The terms “Snail, Inc,” “Snail Games,” “we,” “our” and the “Company” are used to refer collectively to Snail, Inc. and its subsidiaries. The Company is a global developer and publisher of interactive entertainment content and support on video game consoles, personal computers, mobile devices, and other platforms.

On July 13, 2022, Suzhou Snail transferred all of its right, title, and interest to all of the 500,000 shares of common stock of the Company (“Shares”) to Snail Technology (HK) Limited (“Snail Technology”), an entity organized under the laws of Hong Kong, pursuant to the certain Share Transfer Agreement dated July 13, 2022 between Suzhou Snail and Snail Technology. Subsequently, Snail Technology transferred all of its right, title, and interest in the shares to certain individuals per the Share Transfer Agreement. In connection with the reorganization transaction described below the individuals contributed their interest in the Company to Snail, Inc. in return for common stock of Snail, Inc in connection with Snail, Inc.’s IPO. Because the Company and Suzhou Snail are owned by the same shareholders, Suzhou Snail is considered a related party to the Company.

Reorganization Transaction and IPO

On September 16, 2022, Snail, Inc., filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission in connection with its IPO. On November 9, 2022, effective as of the IPO pricing, Snail Games USA Inc.’s existing shareholders transferred their 500,000 shares of common stock of Snail Games USA Inc. to Snail, Inc. in exchange for 6,251,420 shares of Class A common stock and 28,748,580 shares of Class B common stock of Snail, Inc., and Snail, Inc. became the parent of Snail Games USA Inc. Because the reorganization transaction was considered a transaction between entities under common control, the financial statements for periods prior to the reorganization transaction and the IPO have been adjusted to combine the previously separate entities for presentation purposes. On November 9, 2022, Snail, Inc. priced its IPO, and on November 10, 2022, Snail, Inc.’s Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol SNAL. In the IPO, Snail, Inc. issued 3,000,000 shares of Class A common stock at $5.00 per share and net proceeds from the IPO were distributed to the Snail Games USA Inc. in November 2022 in the amount of approximately $12.0 million, net of the underwriting discount and offering costs of $3.0 million. In connection with the IPO, $1.0 million of IPO proceeds were remitted to an escrow account which is held to provide a source of funding for certain indemnification obligations of Snail, Inc. to the underwriters. The amount in escrow is reported as a restricted escrow deposit in the consolidated balance sheets for 12 months from the date of the offering, at which time the restrictions will be removed and the balance will be reverted to unrestricted cash.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“U.S. GAAP”).

In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position and its results of operations in accordance with U.S. GAAP (consisting of normal recurring adjustments) have been included in the accompanying consolidated financial statements.

Certain comparative amounts have been reclassified to conform with the current period presentation. The common stock of Snail Games USA Inc., as of December 31, 2021, has been reclassified as Class A common stock as the stockholders of the Snail Games USA Inc. common stock had their shares converted to Class A shares of Snail Inc. during the reorganization transaction that occurred amongst a common controlled group. For more information regarding the reorganization transaction see Note 20 – Equity.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The consolidated financial statements include the accounts of Snail, Inc. and the following subsidiaries:

Equity %
Subsidiary Name	Owned
Snail Games USA Inc	100%
Snail Innovation Institute	70%
Frostkeep Studios, Inc.	100%
Eminence Corp	100%
Wandering Wizard, LLC	100%
Donkey Crew, LLC	99%
Interactive Films, LLC	100%
Project AWK Productions, LLC	100%
BTBX.IO, LLC	70%
Elephant Snail, LLC (through April 15, 2021)	51%

All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include revenue recognition, provisions for doubtful accounts, deferred income tax assets and associated valuation allowances, deferred revenue, income taxes, valuation of intangibles, including those with related parties, impairment of intangible assets, stock-based compensation and fair value of warrants. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

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

As has been the case with many other employers, since the start of 2021, the Company has encouraged its workforce to receive vaccinations against COVID-19 through various means, including incentive programs. However, new variants, particularly the Delta and Omicron variants, have engendered a resurgence of the virus in many regions particularly among the unvaccinated. In-the-midst of changing conditions, the Company has nevertheless been able to manage its business with minimal impact during the years ended December 31, 2022 and 2021.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company recognizes revenue using the following five steps as provided by ASC Topic 606 Revenue from Contracts with Customers: 1) identify the contract(s) with the customer; 2) identify the performance obligations in each contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when, or as, the entity satisfies a performance obligation. The Company’s terms and conditions vary by customers and typically provide net 30 to 75 days terms.

Principal vs Agent Consideration

The Company offers certain software products via third-party digital storefronts, such as Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve’s Steam, Epic Games Store, My Nintendo Store, Apple’s App Store, the Google Play Store, and retail distributors. For sales of our software products via third-party digital storefronts and retail distributor, we determine whether or not we are acting as the principal in the sale to the end user, which we consider in determining if revenue should be reported based on the gross transaction price to the end user or based on the transaction price net of fees retained by the third-party digital storefront. An entity is the principal if it controls a good or service before it is transferred to the customer. Key indicators that we use in evaluating these sales transactions include, but are not limited to, the following:

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

Deferred revenue is comprised of the transaction price allocable to the Company’s performance obligation on technical support and the sale of virtual goods available for in-app purchases, and payments received from customers prior to launching the games on the platforms. The Company categorizes the virtual goods as either “consumable” or “durable.” Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, the Company recognizes revenues from the sale of consumable virtual goods as the goods are consumed and the performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the players over an extended period of time; accordingly, the Company recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and the performance obligation is satisfied, which is generally the estimated service period, 30 to 90 days from date of activation.

The Company also has a long-term title license agreement with a platform for a period of three years. The Company recognizes deferred revenue and amortizes this revenue according to the terms of the relevant agreement. The agreement was initially made between the parties in November 2018 and valid through December 31, 2021. The agreement was subsequently amended in June 2020 to extend the ARK 1 availability on the platform perpetually, effective January 1, 2022 and to put ARK 2 on the platform for three years upon release. The Company recognized $2.5 million in revenue related to ARK 1 perpetual license during the year ended December 31, 2022 and deferred $2.3 million related to ARK 2 that is included in the long-term portion of deferred revenue.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In November 2021, the Company entered an agreement with a platform to make ARK 1 available on a platform for a period of 5 weeks in exchange for $3.5 million. The platform launched the 5-week program on March 1, 2022 and the Company recognized the full amount of revenue from this contract during the year ended December 31, 2022, as the significant performance obligation of making the game available on the platform was met on the first day of the contract period.

The Company entered into a non-exclusive license agreement with a platform in February 2020 to make ARK 1 available on the platform, exclusive of all available downloadable content (“DLC”), for a period of 2 weeks in exchange for $8.0 million. During the 2 weeks the platform offered digital rights to ARK 1 to its end users for free. The platform launched the first free week in June of 2020 and the Company recognized $4.0 million of the advanced payment as revenue during the year ended December 31, 2020. In September 2022, the platform launched the second free week and the Company recognized the remaining $4.0 million of revenue during the year ended December 31, 2022.

The Company entered into a long-term license agreement with a platform in May 2020 to make ARK 1 and ARK II available to the platform’s end users in exchange for $7.5 million. ARK I launched on the platform in September 2021 and the Company recognized $3.8 million of the advanced payment as revenue during the year ended December 31, 2021. In November 2022, the platform terminated the agreement due to its ceasing operations. The Company recognized the remaining $3.8 million of revenue during the year ended December 31, 2022 according to a clause in the agreement which determined that the ARK II deliverable was met when the platform terminated the agreement for ease.

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

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game localization costs, game licenses, engine fees and amortization costs. Cost of revenues for the years ended December 31, 2022 and 2021 were comprised of the following:

	2022	2021
Software license royalties – related parties	$16,963,388	$21,451,888
Software license royalties	145,055	—
License and amortization – related parties	25,407,002	32,655,520
License and amortization	250,876	600,895
Game localization	840	47,100
Merchant fees	2,424,832	3,751,658
Engine fees	1,972,126	3,107,032
Internet, server and data center	2,179,179	2,072,149
Costs related to advertising revenue	164,590	—
Total:	$49,507,888	$63,686,242

General and Administrative Costs

General and administrative costs include rents, salaries, stock based compensation, legal and professional expenses, internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. For the years ended December 31, 2022 and 2021, general and administrative expenses totaled $22,327,746 and $16,396,958, respectively. Stock based compensation of $223,250 was incurred during the year ended December 31, 2022; no such compensation was paid in the year ended December 31, 2021.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Advertising and Marketing Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2022 and 2021, advertising expenses totaled $714,492 and $275,370, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development costs for the years ended December 31, 2022 and 2021 were $2,955,592 and $834,818, respectively.

Non-controlling Interests

Non-controlling interests on the consolidated balance sheets and consolidated statements of comprehensive income include the equity allocated to non-controlling interest holders. As of December 31, 2022 and 2021, there were non-controlling interests with the following subsidiaries:

Subsidiary Name	Equity % Owned	Non-Controlling %
Snail Innovative Institute	70%	30%
BTBX.IO, LLC	70%	30%
Donkey Crew, LLC	99%	1%

Cash and Restricted Cash and Cash Equivalents

Cash is available for use in current operations or other activities such as capital expenditures and business combinations. Restricted cash and cash equivalents are time deposits, that are currently provided as security to our debts with a financial institution and the issuance of a standby letter of credit to landlords.

Restricted Escrow Deposits

Our restricted deposits held in escrow are to provide a source of funding for certain indemnification obligations of Snail, Inc. to our underwriters in connection with our public issuance. The deposit and related interest earnings are restricted for one year from the IPO date.

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a periodic basis. The Company determines the allowance for doubtful accounts by evaluating customers’ creditworthiness; historical experience; age of current accounts receivable balances; and changes in financial condition or payment terms of our customers. The allowance for doubtful accounts is typically immaterial and, if required, are based on management’s best estimate. In estimating the allowance for doubtful accounts, the Company analyzes the age of current outstanding account balances, historical bad debts, and customer concentrations. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. Management judgment is required to estimate our allowance for doubtful accounts in any accounting period. The amount and timing of our bad debt expense and cash collection could change significantly as a result of a change in any of the risk factors mentioned above.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Property, Plant and Equipment, Net

Property, plant and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	39 years
Building improvements	7 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 5 to 15 years
Computer equipment and software	3 to 5 years
Furniture and fixtures	3 years
Auto and trucks	5 years

When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed, and any resulting gains or losses are included in the consolidated statements of comprehensive income. Leasehold improvements are amortized using the straight-line method over the estimated life of the asset, not to exceed the length of the lease. Repairs and maintenance costs are expensed as incurred.

Foreign Currency

The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from the translation are included in accumulated other comprehensive loss. Realized and unrealized transaction gains and losses arising from transactions denominated in foreign currencies different than the relevant functional currency are included in our consolidated statements of comprehensive income in the period in which they occur.

Intangible Assets – License Usage Rights

The Company enters into license agreements with third-party developers and related party developers that require the Company to make payments for license usage rights and game development and production services. These license agreements grant the Company the exclusive publishing and distribution rights to game titles as well as, in some cases, the underlying intellectual property rights. These license agreements also specify the payment schedules, royalty rates and the relevant licensing period. The Company capitalizes the cost of license usage rights as intangible assets and amortizes them over the terms of the respective licensing rights.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable, accounts payable and current liabilities. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us for a similar duration with the exception of the Company’s promissory note which has a fixed rate for 5 years, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The Company re-measured the fair value of one of its intangible assets, Atlas, as of December 31, 2021, using level 3 inputs. Please refer to Note 11 – Intangible Assets for more details. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2022 and 2021.

Amortizable Intangibles and Other Long-lived Assets

The Company’s long-lived assets and other assets consisting of property, plant and equipment and purchased intangible assets, are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. Intangible assets subject to amortization are carried at cost less accumulated amortization and amortized over the estimated useful life in proportion to the economic benefits received. The Company evaluates the recoverability of definite-lived intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. If the Company determines that the carrying value may not be recoverable, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our consolidated reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For the years ended December 31, 2022 and 2021, the Company recorded $0 and $16,325,000 as impairment loss related to the Atlas game license rights from a related party.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB Topic ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognized liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the current and long term accrued expenses on the accompanying consolidated balance sheets in the amount of $457,024 and $454,438 as of December 31, 2022 and 2021, respectively. The Company accrued and recognized interest and penalties related to unrecognized tax benefits in operating expenses.

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of December 31, 2022 and 2021, the Company had deposits of $17,929,308 and $15,135,863, respectively, that were not insured by the Federal Deposit Insurance Corporation.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. As of December 31, 2022 and 2021, the Company had two customers who accounted for approximately 57% and four customers who accounted for approximately 86% of consolidated gross receivables, respectively. Among the two customers as of December 31, 2022 and four customers as of December 31, 2021, each customer accounted for 29% and 28% as of December 31, 2022, and 29%, 28%, 17%, and 12% as of December 31, 2021 of the consolidated gross receivables outstanding. Of the 86% consolidated gross receivables accounted for by the four customers, as of December 31, 2021, 12% was due from a customer located in Canada. During the years ended December 31, 2022 and 2021, approximately 54% and 68%, respectively, of net revenue was derived from these customers.

As of December 31, 2022 and 2021, the Company had two customers who accounted for approximately 55% and two customers who accounted for approximately 64% of consolidated gross payables, respectively. Among the two customers as of December 31, 2022 and 2021, each customer accounted for 43% and 12% as of December 31, 2022, and 53% and 11% as of December 31, 2021 of our consolidated gross payables outstanding. Amounts payable to SDE are netted with receivables from them and presented as accounts receivable - related party in the consolidated balance sheets as of December 31, 2022 and 2021. The expenses paid to SDE during the years ended December 31, 2022 and 2021 accounted for 47% and 40% of the Company’s combined gross cost of revenues and operating expenses, respectively.

In January 2022, the Company received approximately $1,500,000 from Pound Sand, LLC in connection with the Company’s sale of its membership interest in Pound Sand, LLC on December 3, 2020; this amount was included as a receivable in the other current assets as of December 31, 2021 in the accompanying consolidated balance sheets.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology in current US GAAP with a methodology that requires the reflection of expected credit losses and also requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which generally results in the earlier recognition of credit losses on financial instruments. The Company expects to adopt ASC 2016-13 on January 1, 2023. The impact of adopting the new standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to simplify the application of GAAP for certain financial instruments with characteristics of liabilities and equity. The FASB decided to eliminate certain accounting models to simplify the accounting for convertible instruments, reduce complexity for preparers and practitioners, and improve the decision usefulness and relevance of the information provided to financial statement users. The GASB also amended the guidance for derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion and amended the related earnings per share guidance. The Company has elected to delay implementation of this standard until January 1, 2024 based on its emerging growth status. The impact of adopting the new accounting standard is being evaluated.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, to provide guidance on the disclosures of forgivable loan transactions with a government that are accounted for by applying a grant or contribution accounting model, by analogy. It seeks to provide increased transparency for financial statement users to better assess the nature of the transactions, the related accounting policies used to account for the transactions, the effect of the transaction on an entities financial statements and significant terms and conditions of the transactions. The Company adopted this standard beginning on January 1, 2022. The adoption of the standard affected the disclosures of the Paycheck Protection Program (“PPP”) loan and related loan forgiveness in the Company’s consolidated financial statements. Please see Note 15 – Revolving Loan, Short Term Note and Long-Term Debt for more information.

Employee Savings Plans

The company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $65,908 and $38,470 for the years ended December 31, 2022 and 2021.

Stock Based Compensation

We recognize compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. We account for forfeitures as they occur. We issued restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the year ended December 31, 2022. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Units

We grant restricted stock units under our 2022 Omnibus Incentive Plan to employees and directors. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent to the number of restricted stock units is typically issued net of required tax withholding requirements, if any. Restricted stock units are subject to forfeiture and transfer restrictions.

Warrants

In connection with the IPO, offering costs related to legal, accounting, and underwriting costs were net with the proceeds and recorded as a reduction in additional paid in capital, in the stockholders’ equity section of the balance sheet. The Company also issued Underwriters Warrants (as defined below) for services provided during the IPO to purchase 120,000 shares of Class A common stock. The Underwriters Warrants are accounted for as equity instruments and are included in the stockholders’ equity section of the balance sheet. The fair value of the Underwriters Warrants has been estimated using the Black-Scholes option pricing model.

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the consolidated balance sheets under treasury stock. No treasury stock was sold during the year ended December 31, 2022. As of December 31, 2022, 1,197,649 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.4 million. The average price paid per share was $2.85 and approximately $1.6 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing the net income that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The diluted EPS for the period is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s common stock equivalents are measured using the treasury stock method and represent unvested RSUs and warrants. For comparative purposes the Company has presented EPS for the year ended December 31, 2021 using the number of shares exchanged in the reorganization of the Company as the denominator. For more information see Note 19 – Earnings Per Share.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Geography

We attribute net revenue to geographic regions based on customer location. Net revenue by geographic region for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
United States	$69,977,621	$93,826,986
International	4,466,520	12,907,163
Total revenue from contracts with customers:	$74,444,141	$106,734,149

Platform

Net revenue by platform for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Console	$32,382,088	$47,111,657
PC	31,592,858	43,096,994
Mobile	9,506,777	12,990,321
Other	962,418	3,535,177
Total revenue from contracts with customers:	$74,444,141	$106,734,149

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
Digital	$63,974,946	$90,038,651
Mobile	9,506,777	12,990,321
Physical retail and other	962,418	3,705,177
Total revenue from contracts with customers:	$74,444,141	$106,734,149

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, which were in the ordinary course of business. As of December 31, 2022, the balance of deferred revenue was $9,551,445, of which $2.7 million is due to non-refundable payments. We are expecting to recognize $0.4 million of the $2.7 million in the next 12 months through the platform releases of certain DLCs and the remaining $2.3 million in the next 24 months through the release of ARK II. The Company expects to recognize $4.0 million of current deferred revenues and $2.9 million of long term deferred revenue as revenue over the next 12 to 60 months. The revenue will be recognized on a straight line basis; based on our estimates of technical support obligations and activation of durable virtual goods. Activities in the Company’s deferred revenue as of December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
	2022	2021
Deferred revenue, beginning balance in advance of revenue recognition billing	$20,280,934	$34,529,335
Revenue recognized	(18,832,396)	(26,478,997)
Revenue deferred	8,102,908	12,230,596
Deferred revenue, ending balance	9,551,446	20,280,934
Less: short term portion	(4,335,404)	(11,005,517)
Deferred revenue, long term	$5,216,042	$9,275,417

NOTE 4 — CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has $6,374,368 and $6,389,777 as of December 31, 2022 and 2021, respectively, as security for the debt with a financial institution (see Note 15 — Revolving Loan, Short Term Note, and Long-Term Debt) and to secure standby letters of credit with landlords. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of December 31, 2022 and 2021:

	2022	2021
Cash and cash equivalents	$12,863,817	$10,164,338
Restricted cash and cash equivalents	6,374,368	6,389,777
Cash and cash equivalents, and restricted cash and cash equivalents	$19,238,185	$16,554,115

NOTE 5 — ACCOUNTS RECEIVABLE — RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, are collected by a related party and that the related party has not remitted back to the Company. The accounts receivable is offset by payables due to the related party for royalties, internet data center (“IDC”) and marketing costs. Accounts receivable — related party is non-interest bearing and due on demand. The related party is 100% owned and controlled by the wife of the Founder and Chairman of the Company. As of December 31, 2022 and 2021, the outstanding balance of net accounts receivable from related party was as follows:

	2022	2021
Accounts receivable – related party	$13,519,409	$13,519,409
Less: Accounts payable – related party	(2,175,225)	(5,083,586)
Accounts receivable – related party, net	$11,344,184	$8,435,823

NOTE 6 – DUE FROM SHAREHOLDER

Other receivables from related party consisted of monies that the Company lent to the Company’s Founder and Chairman, who is also the majority shareholder of Suzhou Snail. The loan bore 2.0% per annum interest. Both the loan receivable and the interest receivable are presented as contra equity in our consolidated statements of equity for a total of $94,353,522 as of December 31, 2021. On April 26, 2022, the Company, with approval from its Board of Directors and in accordance with applicable laws and regulations, assigned the

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

other receivables – related party (“due from shareholder” or the “Shi Loan”) of $94,934,400 outstanding including interest, to Suzhou Snail, which assumed the loan as creditor. Simultaneously, the Company declared and paid Suzhou Snail an in-kind dividend with an aggregate amount equal to $94,934,400 on April 26, 2022; see Note 7 – Dividend Distribution. As of December 31, 2022, the other receivable was $0 and no longer reflected on the Company’s consolidated balance sheets. The loan accrued interest of $580,878 and $1,523,149 during the years ended December 31, 2022 and 2021 respectively. The earned interest is reported in interest income – related parties in the Company’s consolidated statements of comprehensive income.

NOTE 7 – DIVIDEND DISTRIBUTION

On April 26, 2022, the Company declared an in-kind dividend of $94,934,400 for the assignment of the due from shareholder and a cash dividend of $8,200,000 to pay the related withholding taxes; see Note 6 – Due from Shareholder. There were no such distributions during the year ended December 31, 2021.

NOTE 8 – PREPAID EXPENSES - RELATED PARTY

During the year ended December 31, 2022 the Company prepaid $5,000,000 for exclusive license rights to ARK 2 to a related party. No such payments were made in the year ended December 31, 2021. Prepaid expenses — related party consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Prepaid royalties	$582,500	$3,145,000
Prepaid licenses	5,000,000	—
Prepaid expenses - related party, ending balance	5,582,500	3,145,000
Less: short-term portion	—	(3,145,000)
Total prepaid expenses – related party, long-term	$5,582,500	$—

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

In January 2022, the Company received $1,500,000 from Pound Sand, LLC in connection with the Company’s sale of its membership interest in Pound Sand, LLC on December 3, 2020; this amount was included as a receivable in the prepaid expenses and other current assets as of December 31, 2021 in the accompanying consolidated balance sheets.

Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Prepaid income taxes	$9,822,603	$8,217,660
Other prepaids	80,271	861,332
Other current assets	662,267	1,938,015
Total prepaid expenses and other current assets	$10,565,141	$11,017,007

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of December 31, 2022 and 2021:

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2022	2021
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	267,093
Computer and equipment	1,821,819	1,830,949
Furniture and fixtures	411,801	411,801
	9,534,357	9,631,885
Accumulated depreciation	(4,419,558)	(3,953,184)
Property, plant and equipment, net	$5,114,799	$5,678,701

Depreciation and amortization expense was $565,906 and $798,813 for the years ended December 31, 2022 and 2021, respectively. The Company’s subsidiary, Donkey Crew, LLC, held net property, plant and equipment outside of the United States in the amount of $13,569 and $31,016, as of December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, the Company disposed of $99,811 and $449,970 in assets with accumulated depreciation of $97,421, and $332,654, respectively, as of the disposal date. The total gain resulting from the disposal of assets amounted to $17,067 for the year ended December 31, 2022 and the total loss was $117,316 for the year ended 2021, respectively.

NOTE 11 – INTANGIBLE ASSETS

Intangible assets of trademark and technology consist of game license software underlying intellectual property rights, game trademark name, logo, and other branding items. The Company amortizes the intangible assets over its useful life.

During 2021, the Company impaired the Atlas license right due to delay in launching the game in several platforms. The Company recognized $16,325,000 as impairment loss during the year ended December 31, 2021 and the impairment was calculated based on revision to the discounted cash flow valuation using a 10% discount rate, which reflected the launch delay’s and decreased future cash flow. The following tables reflect all the intangible assets presented on the consolidated balance sheets as of December 31, 2022 and 2021:

	December 31, 2022
					Weighted
	Gross				Average
	Carrying	Accumulated			Useful
	Amount	Amortization	Impairment Loss	Net Book Value	Life
License rights from related parties	$136,665,000	$(135,280,942)	$—	$1,384,058	3 – 5 years
License rights	$3,000,000	$(3,000,000)	$—	$—	5 years
Intangible assets – other:
Software	$51,784	$(51,784)	$—	$—	3 years
Trademark	10,745	(9,110)	—	1,635	12 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(60,894)	$—	$272,521

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2021
					Weighted
	Gross				Average
	Carrying	Accumulated			Useful
	Amount	Amortization	Impairment Loss	Net Book Value	Life
License rights from related parties	$152,990,000	$(127,877,024)	$(16,325,000)	$8,787,976	3 – 5 years
License rights	$3,000,000	$(2,750,000)	$—	$250,000	5 years
Intangible assets - other:
Software	$51,784	$(50,908)	$—	$876	3 years
Trademark	10,745	(5,359)	—	5,386	12 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(56,267)	$—	$277,148

Amortization expense was $7,657,669 and $15,262,559 for the years ended December 31, 2022 and 2021, respectively. These amounts are included in cost of revenues in the accompanying consolidated statements of comprehensive income. The weighted average remaining useful life for which amortization expense will be recognized is 1.0 years. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2022	$1,384,862
2023	804
2024	27
2025	—
2026	—
Thereafter	270,886
$1,656,579

NOTE 12 – ACCOUNTS PAYABLE — RELATED PARTY

Accounts payable due to related party represents payables in the ordinary course of business primarily for purchases of game distribution licenses and also the royalties due to Suzhou Snail. As of December 31, 2022 and 2021, the Company had $19,918,259 and $23,733,572, respectively, as accounts payable due to Suzhou Snail. For the years ended December 31, 2022 and 2021, the Company incurred $404,347 and $749,161, respectively as license costs due to Suzhou Snail. During the years ended December 31, 2022 and 2021, respectively, there were $4,219,660 and $539,216 in payments to Suzhou Snail for royalties.

NOTE 13 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company lent $200,000 to a wholly owned subsidiary of Suzhou Snail, the loan bears 2.0% per annum interest, interest and principal are due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. Please refer to Note 14 — Loan Payable and Interest Payable — Related Parties. The total amount of loan and interest receivable — related parties was $101,753 and $203,408, as of December 31, 2022 and 2021, respectively. The Company earned $1,753 and $3,890 in interest on the related party loans receivable during the years ended December 31, 2022 and 2021, respectively.

NOTE 14 – LOAN PAYABLE AND INTEREST PAYABLE — RELATED PARTIES

The Company had a loan amount due to related parties of $400,000 bearing 2.00% per annum interest. $300,000 of the loan is from a wholly owned subsidiary of Suzhou Snail and due in June 2022, and $100,000 is from Suzhou Snail and due in December 2023. The $100,000 loan along with $3,890 interest payable to Suzhou Snail was offset by the loan receivable Suzhou Snail assumed in February 2022. Please refer to Note 13 — Loan and Interest Receivable — Related Party. In July 2022, the Company paid off the outstanding principal balance of $300,000. As of December 31, 2022 and 2021, the total loan payable — related parties amounted to $0 and $400,000, respectively, and total unpaid interest amounted to $527,770 and $528,439, as of December 31, 2022 and 2021, respectively. Interest expenses for the loans payable to related parties were $3,222 and $8,000 during the years ended December 31, 2022 and 2021, respectively.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15 – REVOLVING LOAN, SHORT TERM NOTE AND LONG – TERM DEBT

	December 31,	December 31,
	2022	2021
PPP Promissory Note - In April 2020, the Company applied for and received $773,810 in SBA loans through the paycheck protection program. During the period ended March 31, 2022 the Company made $90,198 in principal payments and during the year ended December 31, 2021 the SBA forgave $392,200 of the PPP loan. In April 2022 the SBA forgave the remaining balance of $126,131 and issued a refund for $48,305 of principal payments made during the three months ended March 31, 2022.	$—	$216,329

2021 Revolving Loan - On June 17, 2021, the Company amended its revolving loan agreement (“amended revolver”) and increased the maximum balance to $9,000,000. The amended revolver matures on December 31, 2023 and has an annual interest rate equal to the prime rate less 0.25%. At December 31, 2022, the interest rate on this loan was 7.25%. The revolver is secured by the certificate of deposit accounts held with the financial institution, and reported as restricted cash, in the amount of $5,262,627 and $5,240,752 as of December 31, 2022 and 2021, respectively. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1.

	9,000,000	9,000,000
2021 Promissory Note - On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10, the loan is secured by the Company’s building and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1.	2,891,820	2,962,782

2022 Short Term Note - On January 26, 2022, the Company amended its revolving loan and long-term debt agreements to obtain an additional note with a principal balance of $10,000,000 which was originally set to mature on January 26, 2023. Interest shall be equal to the higher of 3.75% or the Wall Street Journal Prime Rate plus 0.50%. The loan is secured by the Company’s assets. In the event of a default, all outstanding amounts under the note will bear interest at a default rate equal to 5% over the note rate. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and will be measured quarterly. In November 2022, the maturity was extended to January 26, 2024 and the interest rate amended to the higher of the Wall Street Journal Prime Rate less 0.25%, or 5.75%. At December 31, 2022, the interest rate on this loan was 7.25%.

	5,833,333	—
Total	17,725,153	12,179,111
Less: current portion	14,503,190	9,293,677
Total long-term debt	$3,221,963	$2,885,434

Total interest expense for above debt and revolver loan amounted to $895,761 and $386,452 for the years ended December 31, 2022 and 2021, respectively. Amortization of loan origination expenses of $26,514 and $22,951 are included as part of interest expense for the years ended December 31, 2022 and 2021, respectively. The Company is in compliance with or received a waiver in the event of noncompliance, with its debt covenants as of December 31, 2022 and 2021.

The following table provides future minimum payments of its long-term debt as of December 31:

Years ending December 31,	Amount
2023	$14,503,190
2024	499,414
2025	86,013
2026	89,115
2027	92,329
Thereafter	2,455,092
$17,725,153

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
United States	$(1,587,477)	$9,476,520
Foreign	135,232	217,560
	$(1,452,245)	$9,694,080

The income tax (benefit) provision for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Current:
U.S. federal	$(499,784)	$4,975,632
U.S. State	(2,535,117)	(61,333)
Foreign	—	30,041
Total current income taxes	(3,034,901)	4,944,340
Deferred:
U.S. federal	602,102	(2,988,575)
U.S. State	(11,686)	(174,984)
Foreign	(1,938)	3,768
Total deferred income taxes	588,478	(3,159,791)
Income tax (benefit) provision	$(2,446,423)	$1,784,549

The provision (benefits) for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21.0% to earnings before income taxes, as follows:

	2022	2021
Federal statutory income tax rate	21.00%	21.00%
Valuation allowance	58.33%	3.50%
FIN 48	5.21%	—
Return to provision	17.27%	—
State refund benefit	130.84%	—
Change in subsidiary tax status	(73.52)%	—
PPP loan	2.45%	(0.85)%
GILTI	(1.80)%	0.44%
State taxes	2.94%	(2.44)%
R&D credit true-up	2.84%	—
Rate change	1.82%	(0.40)%
Other	1.10%	(2.94)%
	168.48%	18.31%

As of December 31, 2022, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily as a result of a state income tax refund for previous years filings related to the Company’s implementation of California’s adopted market-based sourcing rules in income years open for refund, changes in the valuation allowance on our deferred tax assets and the conversion of our BTBX.IO subsidiary to a partnership, which is treated as a dissolution for tax purposes.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Deferred tax assets (noncurrent):
Net operating losses	$6,884,595	$5,181,080
Deferred revenue	2,003,812	3,959,110
Research and development credit	494,777	189,431
Book lease liability (ASC 842)	937,968	1,387,106
Fixed assets and intangibles	1,959,679	3,856,167
Section 174 Capitalized R&E	825,394	—
Other	1,085,662	639,219
Total deferred tax assets	14,191,887	15,212,113
Deferred tax liabilities (noncurrent):
Book ROU assets (ASC 842)	(786,350)	(1,168,823)
Basis difference in subsidiary	(797,806)	—
Total deferred tax liabilities:	(1,584,156)	(1,168,823)
Long-term deferred tax asset	12,607,731	14,043,290
Valuation allowance	(5,005,195)	(5,852,239)
Net deferred tax asset	$7,602,536	$8,191,051

Included in these consolidated financial statements are two entities that are not consolidated in the U.S. tax return filing due to less than 80% ownership by Snail Games USA Inc. As of December 31, 2022, the non-includable entities have U.S. federal net operating loss (“NOL”) carryforwards of $3,117,395 which begin to expire in 2037 and $11,079,414 with an indefinite carryforward period. As of December 31, 2022, the non-includable entities have $14,106,538 of California net operating loss carryforwards, which begin to expire in 2037. The Company’s consolidated federal NOL carryforwards are $12,753,956 and its 163(j) interest carryforward is $144,385; both have an indefinite life. The Company’s consolidated state NOL carryforwards are $3,218,833 and expire through 2042.

The Company maintained a valuation allowance of $4,057,479 and $5,188,110 as of December 31, 2022 and 2021, respectively, the valuation allowance relates primarily to the NOL of the non-includable entities mentioned above, which have had historical losses, and which management has assessed are not more likely than not to be able to realize those NOLs. The Company’s consolidated tax filing group had a valuation allowance of $683,552 and $664,129 as of December 31, 2022 and 2021, respectively. The Company had a foreign valuation allowance of $264,165 as of December 31, 2022. As of December 31, 2022 and 2021, the Company has foreign net operating loss carryforwards of $36,815 and $72,977, respectively, all of which are fully reserved  and expire through 2028.

The Company has assessed all positive and negative evidence of whether sufficient future taxable income will be generated to realize the deferred tax assets, including the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, except as noted above. The Company has a history of significant book income and taxable income for the three most recent years – with a three-year cumulative pre-tax book income of $49.2 million and three-year cumulative taxable income of $71.7 million. Therefore management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2022, the Company has foreign tax credit carryforwards which, if not utilized, begin to expire in 2027 of $192,180 and R&D credit carryforwards of $264,165 expire through 2032. As of December 31, 2022 the Company has state R&D credit carryforwards of $343,428 with an indefinite carryforward period. The Company has booked an uncertain tax position reserve on the entire amount of foreign tax and R&D credit carryforwards due to uncertainty regarding their nature and future utilization.

The Company and its subsidiaries currently file tax returns in the United States (federal and state) and Poland. The statute of limitations for its consolidated federal income tax returns are open for tax years ended December 31, 2019 and after. The statute of limitations for its consolidated state income tax returns are open for tax years ended December 31, 2018 and after. All tax periods for its Polish subsidiary are currently subject to examination since its inception in 2018. While the Company has historically only filed a state tax return in California, the management has accrued income tax liabilities for additional states as of December 31, 2022 and 2021, respectively and is also undergoing the Voluntary Disclosure Agreement process in additional states.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

After enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, any current earnings of a foreign subsidiary are subject to the Global Intangible Low-Taxed Income (“GILTI”) tax and any future repatriation of foreign earnings back to the U.S. would be subject to a 100% dividends-received deduction, thus, not subject to additional federal taxes. The Company owns one foreign corporation, Donkey Crew, which is subject to the GILTI tax and will have a GILTI inclusion during the year ended December 31, 2022. It is Management’s intent to permanently reinvest any future foreign earnings to support operations and business growth of its affiliated company in Poland. As such, no federal deferred tax liability was recorded on the unremitted earnings of the foreign subsidiary as of December 31, 2022 and 2021. State deferred tax liability is deemed immaterial due to minimal earnings offset by R&D benefits and negative foreign earnings for the years December 31, 2022 and 2021, respectively.

The following table reflects changes in gross unrecognized tax benefits for the years ended December 31, 2022 and 2021:

	2022	2021
Unrecognized tax benefits at beginning of year	$693,913	$1,054,081
Gross Increases – current year positions	—	—
Gross Increases – prior year positions	72,177	124,979
Gross Decreases – prior year positions	—	(485,147)
Gross Decreases – settlements	(69,195)	—
Unrecognized tax benefits at end of year	$696,895	$693,913

As of December 31, 2022 and 2021, the Company had $497,720 and $487,867, respectively, of unrecognized tax benefits that if recognized would impact the Company’s effective tax rate. The Company accrued and recognized interest and penalties related to unrecognized tax benefits in operating expense. As of December 31, 2022 and 2021, the Company had accrued $0 and $9,257 of interest and penalties, respectively. The Company does not expect the amount to change within 12 months and is currently not under audit by any taxing jurisdictions.

NOTE 17 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April, 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of December 31, 2022 and 2021 the Company’s net operating lease right-of-use assets amounted to $3,606,398 and $5,100,912, respectively. During the year ended December 31, 2022, the Company terminated one of its lease contracts and had a second expire. The terminated lease contract resulted in a gain on the lease termination of $122,533 during the year ended December 31, 2022. There were no such terminations during the year ended December 31, 2021. The Company had variable lease payments of approximately $77,385 during the year ended December 31, 2022 which consisted primarily of common area maintenance charges and administrative fees. The effects of the termination and expiration of the Company’s lease contracts on the related lease asset and liability were as follows:

	Right of Use	Accumulated	Lease Liability		Gain on
	Asset	Amortization	Current	Long Term	Termination
Lease Terminations and Expirations	$(1,301,571)	$907,370	$442,704	$74,030	$122,533

During 2021, the Company sub-leased one property. For the years ended December 2022 and 2021, the Company received rent income from the sub-lessee in the amount of $0 and $434,119, respectively. Due to the differences between sub-tenant payments and lease payments, $95,000 was owed to the landlord as of December 31, 2021. In May 2022, the Company entered into an agreement with the landlord to terminate the lease early with no penalty and paid off the balance due.

Operating lease costs for the years ended December 31, 2022 and 2021 are as follows:

	For the years ended December 31,
	2022	2021
Operating lease costs	$1,590,872	$1,980,873
Short term lease costs	—	—
Total operating lease costs	$1,590,872	$1,980,873

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Supplemental information related to operating leases is as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,489,396	$1,445,235
Weighted average remaining lease term	2.9 years	3.7 years
Weighted average discount rate	5.00%	4.92%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of December 31, 2022 are as follows:

	Future lease payments	Imputed Interest	Lease Liabilities

Years ending December 31,	Amount
2023	$1,548,889	$177,662	$1,371,227
2024	1,610,844	105,810	1,505,034
2025	1,453,785	28,290	1,425,495
2026	—	—	—
Thereafter	—	—	—
Total future lease payments	$4,613,518	$311,762	$4,301,756

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights. The Company has elected to expense legal costs associated with legal contingencies as incurred. As of December 31, 2021, the Company had an estimated accrual of $1,330,000, as a result of a pending litigation settlement. Such amount is included in accrued expenses on the accompanying consolidated balance sheets. The Company paid the balance of $1,330,000 during the year ended December 31, 2022.

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

On December 9, 2021, Angela Game and Imperium filed a complaint against the Company and Studio Wildcard in the United States District Court for the Central District of California (the “District Court”) in response to the DCMA Takedown Notice. The lawsuit seeks a declaratory judgment on non-liability for copyright infringement and non-liability for trade secret misappropriation, as well as unspecified damages for alleged misrepresentations in the DCMA Takedown Notice. Angela Game and Imperium also filed an application for a temporary restraining order asking the court to order us and Studio Wildcard to rescind the DCMA Takedown Notice so that Steam could once again reinstate Myth of Empires for download. On December 20, 2021, the Company and Studio Wildcard filed an answer to the complaint, which included counterclaims against Angela Game and Imperium and a third-party complaint against Tencent seeking unspecified damages resulting from the alleged copyright infringement and misappropriation of trade secrets in connection with the ARK: Survival Evolved source code. On December 23, 2021 the court denied the application for a temporary restraining order and issued an order to show cause as to why a preliminary injunction should not be issued. On January 31, 2022, a hearing was held on the order to show cause, and the court issued an order denying the preliminary injunction.

On February 3, 2022, Angela Game and Imperium appealed the order to the Ninth Circuit Court of Appeals (“Ninth Circuit”), claiming that the District Court judge abused her discretion in denying the injunction. On October 6, 2022, the Ninth Circuit issued an order affirming the District Court’s denial of the injunction.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Meanwhile, the District Court has appointed a neutral expert to compare the parties’ computer code and issue a report about the extent of similarities. The parties also retained their own experts to compare the code. The expert served his report and in it detailed the basis for his conclusion that Angela copied substantial portions of the ARK: Survival Evolved source code and made extensive efforts to hide its copying. Angela Game moved the District Court to strike the expert reports. The hearing occurred on February 27, 2023 and the District Court denied Angela Game’s motion to strike the expert reports. Also on that date, the District Court heard the Company’s motion to require that Angela Game file a $3.0 million bond to support an award of costs and fees if the Company prevails on Angela Game’s claims. The District Court granted the Company’s motion for a bond and ordered Angela Game to post a bond in the amount of $750,000.

As of March 8, 2023, both parties are in the midst of fact discovery, and anticipate beginning the exchange of electronically stored information in the near future. Fact discovery is expected to end around June 2023 and the District Court has set a January 2024 trial date.

At this time, we are unable to quantify the magnitude of the potential loss should the plaintiffs’ lawsuit succeed.

Related parties

In December 2022, the Company amended its exclusive license agreement with SDE relating to ARK 1. The license fee has been restructured so that the Company will pay 45% of total revenue for ARK 1 as a royalty instead of the $1.5 million monthly fee plus 25% of the total of the total ARK 1 revenue once the sequel, ARK 2, is publicly released.

NOTE 19 – EARNINGS PER SHARE

The Company uses the two class method to compute its basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The following table summarizes the computations of basic EPS and diluted EPS. The allocation of earnings between Class A and Class B shares is based on their respective economic rights to the undistributed earnings of the Company. Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including restricted stock units using the treasury stock method. The restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.  For the year ended December 31, 2021 the Company has used the number of shares transferred in the reorganization transaction for the denominator in the EPS calculation. The following table provides a reconciliation of the weighted average number of shares used in the calculation of basic and diluted EPS.

	2022	2021
Basic Earnings Per Share:
Net income attributable to Class A common stockholders	$228,482	$8,468,396
Net income attributable to Class B common stockholders	719,325	—
Total net income attributable to Snail Inc and Snail Games USA Inc	947,807	8,468,396
Class A weighted average shares outstanding - basic	9,131,512	35,000,000
Class B weighted average shares outstanding - basic	28,748,580	—
Class A and B basic earnings per share	$0.03	$0.24

Diluted Earnings Per Share:
Net income attributable to Class A common stockholders	$228,482	$8,468,396
Net income attributable to Class B common stockholders	719,325	—
Class A weighted average shares outstanding - basic	9,131,512	35,000,000
Dilutive effects of common stock equivalents	—	—
Class A weighted average shares outstanding - diluted	9,131,512	35,000,000
Class B weighted average shares outstanding - basic	28,748,580	—
Dilutive effects of common stock equivalents	—	—
Class B weighted average shares outstanding - diluted	28,748,580	—
Diluted earnings per Class A and B share	$0.03	$0.24

The restricted stock units and Underwriters Warrants were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. There were no such exclusions made in the 2021 calculation.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 20 – EQUITY

The Company has authorized two classes of common stock, Class A and Class B. The rights of the holders of both Class A and Class B common stock will be identical, except with respect to voting, conversion and transfer restrictions applicable to the Class B common stock. Each share of Class A common stock will be entitled to one vote. Each share of Class B common stock will be entitled to ten votes and will be convertible into one share of Class A common stock automatically upon transfer, subject to certain exceptions. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters unless otherwise required by law.

On November 9, 2022, in connection with the IPO, the Company entered into an underwriting agreement (the “Underwriting Agreement” with the underwriters (the “Underwriters”), pursuant to which the Company agreed to issue and sell 3,000,000 shares of Class A common stock (the “Firm Shares”) at a purchase price of $4.675 per share to the Underwriters and granted the Underwriters an option (the “Over-Allotment Option”) to purchase up to 450,000 additional shares of Class A common stock (the “Option Shares”) at a purchase price of $4.675 per share. The Underwriters may exercise the Over-Allotment Option at any time in whole, or from time to time in part, on or before the forty-fifth day following the effectiveness of the IPO. The Over-Allotment Option was not exercised by the Underwriters prior to its expiration.

In connection with the Underwriting Agreement, on November 9, 2022, the Company also issued to the Underwriters warrants to purchase such number of shares of the Company’s Class A common stock in an amount equal to four percent of the total number of shares of Class A common stock sold in the IPO, or 120,000 shares of Class A common stock (the “Underwriters Warrants”). The Underwriters Warrants may be exercised at a price per share equal to 125% of the IPO price, or $6.25 per share. The Underwriters Warrants are exercisable, in whole or in part, commencing on November 9, 2022, and expiring on the three-year anniversary thereof. The Underwriters Warrants have not been exercised as of the filing of this Annual Report.

The Underwriters Warrants and Over-Allotment Option are legally detachable and separately exercisable from each other and from the Firm Shares; therefore, they meet the definition of freestanding and are not considered embedded in the Firm Shares.

The Underwriters Warrants are considered indexed to the Company’s own stock. Additionally, the Company concludes that the Underwriters Warrants meet all requirements for equity classification. Because the Underwriters Warrants are issued to the Underwriters for their services and can be exercised immediately (subject to certain transfer conditions) they will be measured at their fair value on their date of issuance and recorded within stockholders’ equity. As long as the Underwriters Warrants remain classified as equity, they shall not be revalued. The fair value of the Underwriters Warrants was determined using the Black-Scholes model. The key assumptions used in the valuation were a average expected volatility of 53%, discount rate of 4.49% and remaining term of 3 years.

The Company adopted a new accounting policy for the allocation of IPO costs between Firm Shares, equity-classified Underwriters Warrants and equity classified Over-Allotment Option. The Company will allocate all the issuance costs to the firm shares as a reduction of proceeds.

Restricted Stock Units

Vesting for restricted stock units granted to directors is based on the holders’ continued employment with us through each applicable vest date. If the vesting conditions are not met, unvested restricted stock units will be forfeited. Our restricted stock units to directors generally vest over 1 year. The following table summarizes our restricted stock units activity with directors for the year ended December 31, 2022:

	Restricted Stock	Weighted-Average
	Units	Grant-Date Fair Values
Outstanding as of January 1, 2022	—	$—
Granted	24,000	5.00
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of December 31, 2022	24,000	$5.00

The grant date fair value of restricted stock units granted to directors is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during the years ended December 31, 2022

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and 2021 are $5.00 and $0 respectively. There are no restricted stock units that vested during the years ended December 31, 2022 and 2021.

Our restricted stock units granted to employees vest upon the achievement of pre-determined performance-based milestones as well as service conditions. The pre-determined performance-based milestones are based on specified percentages of the restricted stock units that would vest at each of the first five anniversaries of the IPO date if the Company’s average annual growth rate (“AAGR”) is calculated to be at a target percentage or above during the period between the Company’s IPO Date and the annual revenue for each of the anniversary year. If these performance-based milestones are not met but service conditions are met, the performance-based restricted stock units will not vest, in which case any compensation expense we have recognized to date will be reversed. Generally, the total aggregate measurement period of our performance-based restricted stock units is 5 years, with awards cliff-vesting after each annual measurement period during the total aggregate measurement period.

Each quarter, we update our assessment of the probability that the performance milestones will be achieved. We amortize the fair values of performance-based restricted stock units over the requisite service period. Each performance-based milestone is weighted evenly and the number of shares that vest based on each performance-based milestone is independent from the other.

The following table summarizes our restricted stock unit activity with employees, presented with the maximum number of shares that could potentially vest, for the year ended December 31, 2022:

	Restricted Stock	Weighted-Average
	Units	Grant-Date Fair Values
Outstanding as of January 1, 2022	—	$—
Granted	1,200,960	5.00
Vested	—	—
Forfeited or cancelled	(3,408)	5.00
Outstanding as of December 31, 2022	1,197,552	$5.00

The grant date fair value of restricted stock units granted to employees is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during the years ended December 31, 2022 and 2021 are $5.00 and $0 respectively. There are no restricted stock units that vested during the years ended December 31, 2022 and 2021.

Repurchase Activity

All share repurchases settled in the fourth quarter of fiscal year 2022 were open market transactions. As of December 31, 2022, 1,197,649 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.4 million. The average price paid per share was $2.85 and approximately $1.6 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Stock-Based Compensation Expense

Stock-based compensation expense resulting from restricted stock units and performance-based restricted stock units of $223,250 and $0 are recorded under General and Administrative expenses included in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, we recognized $48,678 and $0 respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of December 31, 2022, our total unrecognized compensation cost related to restricted stock units, was approximately $2.6 million and is expected to be recognized over a weighted-average service period of 4.7 years.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 21 – SUBSEQUENT EVENTS

●	In December 2022, the Company repurchased 13,607 shares of Class A common stock at an average price of $1.53 per share, pursuant to the Share Repurchase Program. These shares did not settle until January 2023 and have not been included in the Company’s treasury stock balance as of December 31, 2022.
●	In January 2023, the Company repurchased 139,019 shares of Class A common stock at an average price of $1.70 per share pursuant to the Share Repurchase Program.
●	On March 10, 2023, the Company amended its exclusive software license agreement with SDE relating to the ARK franchise. For DLC’s, the Company plans to release during the term of the agreement, we will now have the option to pay the $5.0 million DLC payment in whole or in part, when paid in advance; or in full, upon the DLC release. No payment for any DLC under this agreement will exceed $5.0 million. In March 2023, the Company pre-paid $1.0 million for a DLC we plan to release in 2023.
●	On March 27, 2023, the Company has appointed Mr. Hai Shi as the Company’s Chief Strategy Officer. The employment is at-will with an annual salary amount of $400,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected in a timely manner. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting involving failure to properly design and implement controls related to the accounting for income taxes and equity, failure to design and implement sufficient disclosure controls related to certain items in the statement of cash flows, and failure to properly classify certain operating expenses in the consolidated financial statements and deferred taxes in the consolidated footnotes. We intend to enhance our financial reporting close control procedures and hire additional personnel with a depth of knowledge and experience to join our accounting and finance organization in order to remediate this material weakness. See “Risk Factors — General Risk Factors — We identified a material weakness in our internal controls over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.”

In light of the material weakness, we performed additional analyses and reconciliations to determine that our consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the consolidated financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement.

Item 11. Executive Compensation.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements. For a list of the financial statements included herein, see Index to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
2.	Financial Statement Schedule: All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number		Incorporation by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

4.1	Form of Certificate of Class A Common Stock	S-1	333-267483	4.1	September 16, 2022

4.2	Form of Underwriters’ Warrants	S-1/A	333-267483	4.2	October 17, 2022

4.3*	Description of the Registrant’s Securities

10.1	Amended and Restated Exclusive Software License Agreement, effective as of January 1, 2022, by and between Snail Games USA Inc. and SDE Inc.	S-1/A	333-267483	10.12	October 17, 2022

10.2	Amendment No. 1 to Amended and Restated Exclusive Software License Agreement, effective as of December 13, 2022, by and between Snail Games USA Inc. and SDE Inc.	10-Q	001-41556	10.2	December 15, 2022

10.3	Exclusive License Agreement, effective as of April 27, 2022, by and between Snail Games USA Inc. and SDE Inc.	S-1/A	333-267483	10.5	October 17, 2022

10.4†	Snail, Inc. 2022 Omnibus Incentive Plan	S-1/A	333-267483	10.11	October 26, 2022

10.5†	Form of RSU Award Agreement (Employee) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1/A	333-267483	10.15	October 17, 2022

10.6†	Form of RSU Award Agreement (Non-Employee) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1/A	333-267483	10.16	October 17, 2022

10.7	Form of Indemnification Agreement between Snail, Inc. and Its Directors and Officers	S-1	333-267483	10.1	September 16, 2022

10.8	Second Amended and Restated Revolving Loan and Security Agreement, dated as of January 26, 2022, by and between Snail Games USA Inc. and Cathay Bank	S-1	333-267483	10.2	September 16, 2022

10.9	Promissory Note, dated January 26, 2022, by and between Snail Games USA Inc. and Cathay Bank	S-1	333-267483	10.3	September 16, 2022

10.10	Form of Independent Director Agreement between Snail, Inc. and each of Its Independent Directors	S-1/A	333-267483	10.13	October 17, 2022

10.11	Form of Securities Exchange Agreement by and among Snail, Inc. and each Securityholder of Snail Games USA Inc.	S-1/A	333-267483	10.14	October 17, 2022

10.12	Loan Agreement, dated as of June 17, 2021, by and between Snail Games USA Inc. and Cathay Bank	S-1	333-267483	10.4	September 16, 2022

10.13†	Offer Letter, dated as of August 31, 2020, between Jim S. Tsai and Snail Games USA Inc.	S-1	333-267483	10.6	September 16, 2022

10.14†	Amendment, effective as of November 1, 2021, to Offer Letter between Jim S. Tsai and Snail Games USA Inc.	S-1	333-267483	10.7	September 16, 2022

10.15†	Offer Letter, dated as of August 28, 2020, between Heidy Chow and Snail Games USA Inc.	S-1	333-267483	10.8	September 16, 2022

10.16†	Employment Agreement, dated as of December 10, 2012, between Peter Kang and Snail Games USA Inc.	S-1	333-267483	10.9	September 16, 2022

10.17†	Amendment, effective as of December 1, 2021, to Employment Agreement between Peter Kang and Snail Games USA Inc.	S-1	333-267483	10.10	September 16, 2022

10.18*†	Offer Letter, dated as of March 27, 2023, between Hai Shi and Snail Games USA Inc.

10.19*	First Amendment to Amended and Restated Exclusive Software License Agreement, effective as of March 10, 2023, between SDE Inc. and Snail Games USA Inc.

21.1	Subsidiaries of the Registrant	S-1/A	333-267483	21.1	October 17, 2022

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**

These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on  March 29, 2023.

Snail, Inc.

Date: March 29, 2023	By:	/s/ Jim S. Tsai
Jim S. Tsai
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jim S. Tsai	Chief Executive Officer and Director	March 29, 2023
Jim S. Tsai	(Principle Executive Officer)

/s/ Heidy Chow	Chief Financial Officer and Director	March 29, 2023
Heidy Chow	(Principal Financial and Accounting Officer)

/s/ Hai Shi	Founder, Chief Strategy Officer and Chairman of the Board	March 29, 2023
Hai Shi

/s/ Peter Kang	Chief Operating Officer and Director	March 29, 2023
Peter Kang

/s/ Ying Zhou	Director	March 29, 2023
Ying Zhou

/s/ Neil Foster	Director	March 29, 2023
Neil Foster

/s/ Sandra Pundman	Director	March 29, 2023
Sandra Pundman