Form 10-Q
period 2023-03-31
Snail, Inc.
filed 2023-05-15
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 10, 2023
Class A Common Stock, par value $0.0001 per share	7,901,145
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2023

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains statements that constitute forward-looking statements. Many of the forward-looking statements contained in this Quarterly Report can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “expect,” “should,” “plan,” “intend,” “may,” “predict,” “continue,” “estimate” and “potential,” or the negative of these terms or other similar expressions.

Forward-looking statements appear in a number of places in this Quarterly Report and include, but are not limited to, statements regarding our intent, belief or current expectations. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified described in “Part II, Item 1A. – Risk Factors,” of this Quarterly Report. The statements we make regarding the following matters are forward-looking by their nature:

●	our ability to re-establish profitable operations, raise additional capital or renegotiate our debt arrangements;
●	our growth prospects and strategies;
●	launching new games and additional functionality to games that are commercially successful;
●	our expectations regarding significant drivers of our future growth;
●	our ability to retain and increase our player base and develop new video games and enhance our existing games;
●	competition from companies in a number of industries, including other casual game developers and publishers and both large and small, public and private multimedia companies;
●	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;
●	our relationships with third-party platforms such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore;
●	our ability to successfully enter new markets and manage our international expansion;
●	protecting and developing our brand and intellectual property portfolio;
●	costs associated with defending intellectual property infringement and other claims;
●	our future business development, results of operations and financial condition;
●	rulings by courts or other governmental authorities;
●	our Share Repurchase Program (as defined below), including expectations regarding the timing and manner of repurchases made under the program;
●	our plans to pursue and successfully integrate strategic acquisitions;
●	other risks and uncertainties described in this Quarterly Report, including those described in Item 1A of Part II, “Risk Factors”; and
●	assumptions underlying any of the foregoing.

Further information on risks, uncertainties and other factors that could affect our financial results are included in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including in Part II, Item 1A. – “Risk Factors,” of this Quarterly Report and other periodic reports on Form 10-K and 10-Q filed or to be filed with the SEC. You should not rely on these forward-looking statements, as actual outcomes and results may differ materially from those expressed or implied in the forward-looking statements as a result of such risks and uncertainties. All forward-looking statements in this Quarterly Report are based on management’s beliefs and assumptions and on information currently available to us, and we do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,108,251	$12,863,817
Restricted escrow deposit	1,013,678	1,003,804
Accounts receivable, net of allowances for credit losses of $19,929 and $31,525, respectively	6,988,909	6,758,024
Accounts receivable - related party, net	11,296,440	11,344,184
Loan and interest receivable - related party	102,247	101,753
Prepaid expenses - related party	2,500,000	—
Prepaid expenses and other current assets	11,197,381	10,565,141
Total current assets	37,206,906	42,636,723
Restricted cash and cash equivalents	6,380,657	6,374,368
Prepaid expenses - related party	5,582,500	5,582,500
Property, plant and equipment, net	4,999,739	5,114,799
Intangible assets, net - license - related parties	688,406	1,384,058
Intangible assets, net - other	272,320	272,521
Deferred income taxes	7,602,536	7,602,536
Other noncurrent assets	190,005	198,668
Operating lease right-of-use assets, net	3,321,332	3,606,398
Total assets	$66,244,401	$72,772,571
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,111,718	$9,452,391
Accounts payable - related party	19,540,783	19,918,259
Accrued expenses and other liabilities	1,990,490	1,474,088
Interest payable - related parties	527,770	527,770
Revolving loan	9,000,000	9,000,000
Short term note	4,166,667	5,416,666
Current portion of long-term debt	80,568	86,524
Current portion of deferred revenue	4,517,573	4,335,404
Current portion of operating lease liabilities	1,403,978	1,371,227
Total current liabilities	49,339,547	51,582,329
Accrued expenses	384,150	457,024
Long-term debt, net of current portion	2,784,749	3,221,963
Deferred revenue, net of current portion	4,882,744	5,216,042
Operating lease liabilities, net of current portion	2,563,302	2,930,529
Total liabilities	59,954,492	63,407,887
Commitments and contingencies
Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 9,251,420 shares issued, and 7,901,145 and 8,053,771 shares outstanding, respectively	925	925
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 28,748,580 issued and outstanding	2,875	2,875
Additional paid-in capital	23,589,537	23,436,942
Accumulated other comprehensive loss	(304,880)	(307,200)
Accumulated deficit	(7,834,628)	(4,863,250)
	15,453,829	18,270,292
Treasury stock at cost (1,350,275 and 1,197,649 shares, respectively)	(3,671,806)	(3,414,713)
Total Snail, Inc. equity	11,782,023	14,855,579
Noncontrolling interests	(5,492,114)	(5,490,895)
Total stockholders’ equity	6,289,909	9,364,684
Total liabilities, noncontrolling interests and stockholders’ equity	$66,244,401	$72,772,571

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022

(Unaudited)

For the Three Months Ended March 31,	2023	2022
Revenues, net	$13,458,488	$28,054,591
Cost of revenues	9,816,397	14,889,017
Gross profit	3,642,091	13,165,574
Operating expenses:
General and administrative (including stock-based compensation expense of $152,595 and $0, respectively)	5,570,291	5,620,010
Research and development	1,373,797	183,956
Advertising and marketing	104,549	158,670
Depreciation and amortization	115,060	168,317
Total operating expenses	7,163,697	6,130,953
Income (loss) from operations	(3,521,606)	7,034,621
Other income (expense):
Interest income	31,473	15,372
Interest income - related parties	493	450,928
Interest expense	(294,583)	(166,055)
Interest expense - related parties	—	(1,726)
Other income	8,175	2,684
Foreign currency transaction loss	(2,367)	(2,406)
Total other income, net	(256,809)	298,797
Income (loss) before (benefit from) provision for income taxes	(3,778,415)	7,333,418
(Benefit from) provision for income taxes	(805,818)	1,529,651
Net income (loss)	(2,972,597)	5,803,767
Net (loss) attributable to non-controlling interests	(1,219)	(7,290)
Net income (loss) attributable to Snail, Inc. and Snail Games USA Inc.	(2,971,378)	5,811,057
Comprehensive income statement:
Other comprehensive income (loss) related to currency translation adjustments, net of tax	2,320	(51,203)
Total comprehensive income (loss)	$(2,969,058)	$5,759,854
Net income (loss) attributable to Class A common stockholders:
Basic	$(642,340)	$5,811,057
Diluted	$(642,340)	$5,811,057
Net loss attributable to Class B common stockholders:
Basic	$(2,329,038)	$—
Diluted	$(2,329,038)	$—
Income (loss) per share attributable to Class A and B common stockholders:
Basic	$(0.08)	$0.17
Diluted	$(0.08)	$0.17
Weighted-average shares used to compute income per share attributable to Class A common stockholders:
Basic	7,928,742	35,000,000
Diluted	7,928,742	35,000,000
Weighted-average shares used to compute income per share attributable to Class B common stockholders:
Basic	28,748,580	—
Diluted	28,748,580	—
(1)	The shares used for the denominator in the calculation of EPS are the number of shares transferred in the reorganization transaction for comparative purposes. Snail Games USA Inc. did not have Class A common stock as of March 31, 2022.

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2023 and 2022

(Unaudited)

								Due from
								Shareholder	Accumulated
	Common Stock - Snail						Additional	Loan and	Other				Snail Games	Non
	Games USA Inc.		Class A Common Stock		Class B Common Stock		Paid-In-	Interest	Comprehensive	Retained	Treasury Stock		USA Inc.	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Earnings	Shares	Amount	Equity	Interests	Total Equity
Balance at December 31, 2021	500,000	$5,000	—	$—	—	$—	$94,159,167	$(94,353,522)	$(266,557)	$16,045,231	—	$—	$15,589,319	$(5,537,266)	$10,052,053
Loan to shareholder	—	—	—	—	—	—		(450,681)	—	—	—	—	(450,681)	—	(450,681)
Foreign currency translation	—	—	—	—	—	—	—	—	(51,203)	—	—	—	(51,203)	—	(51,203)
Net income	—	—	—	—	—	—	—	—	—	5,811,057	—	—	5,811,057	(7,290)	5,803,767
Balance at March 31, 2022	500,000	$5,000	—	$—	—	$—	$94,159,167	$(94,804,203)	$(317,760)	$21,856,288	—	$—	$20,898,492	$(5,544,556)	$15,353,936

						Accumulated
					Additional	Other					Non
	Class A Common Stock		Class B Common Stock		Paid-In-	Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	controlling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interests	Total Equity
Balance at December 31, 2022	9,251,420	$925	28,748,580	$2,875	$23,436,942	$(307,200)	$(4,863,250)	(1,197,649)	$(3,414,713)	$14,855,579	$(5,490,895)	$9,364,684
Stock based compensation related to restricted stock units	—	—	—	—	152,595	—	—	—	—	152,595	—	152,595
Repurchase of common stock	—	—	—	—	—	—	—	(152,626)	(257,093)	(257,093)	—	(257,093)
Foreign currency translation	—	—	—	—	—	2,320	—	—	—	2,320	—	2,320
Net loss	—	—	—	—	—	—	(2,971,378)	—	—	(2,971,378)	(1,219)	(2,972,597)
Balance at March 31, 2023	9,251,420	$925	28,748,580	$2,875	$23,589,537	$(304,880)	$(7,834,628)	(1,350,275)	$(3,671,806)	$11,782,023	$(5,492,114)	$6,289,909

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022

(Unaudited)

For the Three Months Ended March 31,	2023	2022
Cash flows from operating activities:
Net income (loss)	$(2,972,597)	$5,803,767
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization - intangible assets - license	—	150,000
Amortization - intangible assets - license, related parties	695,652	1,850,979
Amortization - intangible assets - other	201	224
Amortization - loan origination fees	8,911	5,966
Depreciation and amortization - property and equipment	115,060	168,317
Stock-based compensation expense	152,595	—
Loss on disposal of fixed assets	—	2,433
Interest income from shareholder loan	—	(450,681)
Interest income from restricted escrow deposit	(9,874)	—
Changes in assets and liabilities:
Accounts receivable	(230,885)	1,240,699
Accounts receivable - related party	47,744	(1,792,450)
Prepaid expenses - related party	(2,500,000)	(1,375,000)
Prepaid expenses and other current assets	(632,240)	(208,180)
Other noncurrent assets	—	(9,035)
Accounts payable	(1,248,355)	1,665,542
Accounts payable - related party	(377,476)	(317,976)
Accrued expenses	443,528	930,942
Interest receivable - related parties	(493)	(247)
Interest payable - related parties	—	1,244
Lease liabilities	(49,411)	(34,595)
Deferred revenue	(151,130)	(2,636,431)
Net cash (used in) provided by operating activities	(6,708,770)	4,995,518
Cash flows from investing activities:
Purchases of property and equipment	—	(5,256)
Repayment on Pound Sand note	—	1,496,063
Net cash provided by investing activities	—	1,490,807
Cash flows from financing activities:
Repayments on long-term debt	(26,503)	(19,438)
Repayments on short-term note	(1,666,667)	(833,333)
Borrowings on short-term note	—	10,000,000
Payments on paycheck protection program and economic injury disaster loan	—	(90,198)
Purchase of treasury stock	(257,093)	—
Payments of offering costs in accounts payable	(92,318)	—
Net cash (used in) provided by financing activities	(2,042,581)	9,057,031
Effect of currency translation on cash and cash equivalents	2,074	(40,485)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	(8,749,277)	15,502,871
Cash and cash equivalents, and restricted cash and cash equivalents - beginning of period	19,238,185	16,554,115
Cash and cash equivalents, and restricted cash and cash equivalents – end of period	$10,488,908	$32,056,986
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$285,672	$160,089
Income taxes	$182,387	$94,421
Noncash transactions during the period for:
Loan and interest payable - related parties	$—	$103,890
Loan and interest receivable - related parties	$—	$(103,890)

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – PRESENTATION AND NATURE OF OPERATIONS

Snail, Inc. was incorporated under the laws of Delaware in January 2022. The terms “Snail, Inc,” “Snail Games,” “our” and the “Company” are used to refer collectively to Snail, Inc. and its subsidiaries. The Company’s fiscal year end is December 31. The Registrant was formed for the purpose of completing an initial public offering (“IPO”) and related transactions to carry on the business of Snail Games USA Inc. and its subsidiaries. Snail Games USA Inc. was founded in 2009 as a wholly owned subsidiary of Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”) located in Suzhou, China and is the operating entity that continues post IPO. Snail Games USA Inc. is devoted to researching, developing, marketing, publishing, and distributing games, content and support that can be played on a variety of platforms including game consoles, PCs, mobile phones and tablets. The Company is a global developer and publisher of interactive entertainment content and support on video game consoles, personal computers, mobile devices, and other platforms.

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

Reorganization Transaction and IPO

On September 16, 2022, Snail, Inc., filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission in connection with its IPO. On November 9, 2022, effective as of the IPO pricing, Snail Games USA Inc.’s existing shareholders transferred their 500,000 shares of common stock of Snail Games USA Inc. to Snail, Inc. in exchange for 6,251,420 shares of Class A common stock and 28,748,580 shares of Class B common stock of Snail, Inc., and Snail, Inc. became the parent of Snail Games USA Inc. Because the reorganization transaction was considered a transaction between entities under common control, the financial statements for periods prior to the reorganization transaction and the IPO have been adjusted to combine the previously separate entities for presentation purposes. On November 9, 2022, Snail, Inc. priced its IPO, and on November 10, 2022, Snail, Inc.’s Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol SNAL. In the IPO, Snail, Inc. issued 3,000,000 shares of Class A common stock at $5.00 per share and net proceeds from the IPO were distributed to Snail Games USA Inc. in November 2022 in the amount of approximately $12.0 million, net of the underwriting discount and offering costs of $3.0 million. In connection with the IPO, $1.0 million of the IPO proceeds were remitted to an escrow account which is held to provide a source of funding for certain indemnification obligations of Snail, Inc. to the underwriters. The amount in escrow is reported as a restricted escrow deposit in the consolidated balance sheets for 12 months from the date of the offering, at which time the restrictions will be removed and the balance will be reverted to unrestricted cash.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles as promulgated in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in our annual audited consolidated financial statements. Additionally, the year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 29, 2023. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period.

In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position and its results of operations in accordance with U.S. GAAP (consisting of normal recurring adjustments) have been included in the accompanying unaudited condensed consolidated financial statements.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain comparative amounts have been reclassified to conform with the current period presentation. The common stock of Snail Games USA Inc., as of March 31, 2022, has been reclassified as Class A common stock as the stockholders of the Snail Games USA Inc. common stock had their shares converted to Class A shares of Snail Inc. during the reorganization transaction that occurred amongst a common controlled group. For more information regarding the reorganization transaction see Note 20 - Equity.

The condensed consolidated financial statements include the accounts of Snail, Inc. and the following subsidiaries:

Equity %
Subsidiary Name	Owned
Snail Games USA Inc.	100%
Snail Innovation Institute	70%
Frostkeep Studios, Inc.	100%
Eminence Corp	100%
Wandering Wizard, LLC	100%
Donkey Crew, LLC	99%
Interactive Films, LLC	100%
Project AWK Productions, LLC	100%
BTBX.IO, LLC	70%

All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. Such estimates include revenue recognition, provisions for credit losses, deferred income tax assets and associated valuation allowances, deferred revenue, income taxes, valuation of intangibles, including those with related parties, impairment of intangible assets, stock-based compensation and fair value of warrants. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

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

Liquidity and Going Concern

The Company incurred a net loss of $3.0 million and negative cash flows of $6.7 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had cash and cash equivalents of $4.1 million, restricted cash of $7.3 million and current debt of $13.2 million.

As of March 31, 2023, the Company’s 2021 Revolving Loan (as defined below) and 2022 Short Term Note (as defined below) of $9.0 million and $4.2 million are due in December 2023 and January 2024, respectively. Management intends to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan. However, there is no guarantee that management will be able to renegotiate the terms of the 2021 Revolving Loan with its lender at terms acceptable to the Company or at all. Additionally, management plans to repay the outstanding amounts under the 2022 Short Term Note pursuant to the terms of the 2022 Short Term Note agreement and to secure an additional debt arrangement. Currently, management expects that the Company will not be in compliance with its quarterly debt covenant for the three months ending June 30, 2023.  Management is working with the lender to resolve the expected non-compliance with the debt covenant.

The Company may need to raise additional capital. The need for additional capital depends on many factors, including, among other things, whether the Company can successfully renegotiate the terms of its debt arrangements, the rate at which the Company’s business

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. The Company cannot provide assurance that it will be able to successfully access any such equity or debt financings or that the required equity or debt financings would be available on terms acceptable to the Company, if at all, or that any such financings would not be dilutive to its stockholders.

The Company’s recent net loss, level of cash used in operations, debt obligations coming due in less than 12 months, potential need for additional capital, and the uncertainties surrounding its ability to raise additional capital and renegotiate its debt arrangements raise substantial doubt about its ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, the Company must re-establish profitable operations in order to generate cash from operations by increasing revenue or controlling or potentially reducing expenses, renegotiate the terms of its debt arrangements, or obtain additional funds when needed.

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

The Company recognizes revenue using the following five steps as provided by Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers: 1) identify the contract(s) with the customer; 2) identify the performance obligations in each contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when, or as, the entity satisfies a performance obligation. The Company’s terms and conditions vary by customers and typically provide net 30 to 75 days terms.

Principal vs Agent Consideration

The Company offers certain software products via third-party digital storefronts, such as Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve’s Steam, Epic Games Store, My Nintendo Store, Apple’s App Store, the Google Play Store, and retail distributors. For sales of our software products via third-party digital storefronts and retail distributor, the Company determines whether or not it is acting as the principal in the sale to the end user, which the Company considers in determining if revenue should be reported based on the gross transaction price to the end user or based on the transaction price net of fees retained by the third-party digital storefront. An entity is the principal if it controls a good or service before it is transferred to the customer. Key indicators that the Company uses in evaluating these sales transactions include, but are not limited to, the following:

●	The underlying contract terms and conditions between the various parties to the transaction;
●	Which party is primarily responsible for fulfilling the promise to provide the specified good or service; and
●	Which party has discretion in establishing the price for the specified good or service.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on our evaluation of the above indicators, for sales arrangements via Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve’s Steam, Epic Games Store, and retail distributor, the digital platforms and distributors have discretion in establishing the price for the specified good or service and the Company has determined it is the agent in the sales transaction to the end user and therefore the Company reports revenue on a net basis based on the consideration received from the digital storefront. For sales arrangements via Apple’s App Store and the Google Play Store, the Company has discretion in establishing the price for the specified good or service and it has determined that the Company is the principal to the end user and thus reports revenue on a gross basis and mobile platform fees charged by these digital storefronts are expensed as incurred and reported within cost of revenues.

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

The Company has a long-term title license agreement with a platform. The agreement was initially made between the parties in November 2018 and valid through December 31, 2021. The agreement was subsequently amended in June 2020 to extend the ARK 1 availability on the platform perpetually, effective January 1, 2022 and to put ARK 2 on the platform for three years upon release. The Company recognized $2.5 million in revenue related to ARK 1 perpetual license during the three months ended March 31, 2022 and deferred $2.3 million related to ARK 2 that is included in the long-term portion of deferred revenue.

In November 2021, the Company entered an agreement with a platform to make ARK 1 available on a platform for a period of 5 weeks in exchange for $3.5 million. The platform launched the 5-week program on March 1, 2022 and the Company recognized the full amount of revenue from this contract during the period ended March 31, 2022, as the significant performance obligation of making the game available on the platform was met on the first day of the contract period.

Estimated Service Period

For certain performance obligations satisfied over time, the Company has determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which most faithfully depicts the timing of satisfying our performance obligation.

Shipping, Handling and Value Added Taxes (“VAT”)

The distributor, as the principal, is responsible for the shipping of the game discs to the retail stores and incurring the shipping and VAT costs. The Company is paid the net sales amount after deducting shipping costs, VAT and other related expenses by the distributor.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game localization costs, game licenses, engine fees and amortization costs. Cost of revenues for the three months ended March 31, 2023 and 2022 were comprised of the following:

	2023	2022
Software license royalties - related parties	$2,863,013	$6,521,178
Software license royalties	352,439	—
License and amortization - related parties	5,195,651	6,350,979
License and amortization	201	150,224
Merchant fees	459,471	657,536
Engine fees	424,227	713,993
Internet, server and data center	496,150	495,107
Costs related to advertising revenue	25,245	—
Total:	$9,816,397	$14,889,017

General and Administrative Costs

General and administrative costs include rents, salaries, stock-based compensation, legal and professional expenses, internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. For the three months ended March 31, 2023 and 2022, general and administrative expenses totaled $5,570,291 and $5,620,010, respectively. Stock-based compensation of $152,595 was incurred during the three months ended March 31, 2023; no such compensation was incurred in the three months ended March 31, 2022.

Advertising and Marketing Costs

The Company expenses advertising costs as incurred. For the three months ended March 31, 2023 and 2022, advertising expenses totaled $104,549 and $158,670, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development costs for the three months ended March 31, 2023 and 2022 were $1,373,797 and $183,956, respectively.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of March 31, 2023 and December 31, 2022, there were non-controlling interests with the following subsidiaries:

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Escrow Deposits

Our restricted deposits held in escrow are to provide a source of funding for certain indemnification obligations of Snail, Inc. to our underwriters in connection with our IPO. The deposit and related interest earnings are restricted for one year from the IPO date.

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less a allowance made for credit losses. The Company uses a combination of quantitative and qualitative factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable, accounts payable and current liabilities. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us for a similar duration with the exception of the Company’s promissory note which has a fixed rate for 5 years, then a floating rate that approximates

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2023 and December 31, 2022.

Amortizable Intangibles and Other Long-lived Assets

The Company’s long-lived assets and other assets consisting of property, plant and equipment and purchased intangible assets, are reviewed for impairment in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Topic ASC 360, Property, Plant, and Equipment. Intangible assets subject to amortization are carried at cost less accumulated amortization and amortized over the estimated useful life in proportion to the economic benefits received. The Company evaluates the recoverability of definite-lived intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. If the Company determines that the carrying value may not be recoverable, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our consolidated reporting results and financial positions.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB Topic ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the current and long-term accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $457,024 as of March 31, 2023 and December 31, 2022. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of March 31, 2023 and December 31, 2022, the Company had

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

deposits of $9,443,584 and $17,929,308, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, restricted escrow deposit and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. As of March 31, 2023 and December 31, 2022, the Company had three customers who accounted for approximately 71% and two customers who accounted for approximately 57% of consolidated gross receivables, respectively. Among the three customers as of March 31, 2023 and two customers as of December 31, 2022, each customer accounted for 30%, 23% and 18% as of March 31, 2023, and 29% and 28% as of December 31, 2022 of the consolidated gross receivables outstanding. During the three months ended March 31, 2023 and 2022, approximately 60% and 61%, respectively, of net revenue was derived from these customers. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of March 31, 2023 and December 31, 2022, the Company had two vendors who accounted for approximately 67% and two vendors who accounted for approximately 55% of consolidated gross payables, respectively. Among the two vendors as of March 31, 2023 and December 31, 2022, each vendor accounted for 55% and 12% as of March 31, 2023, and 43% and 12% as of December 31, 2022 of our consolidated gross payables outstanding. The loss of these vendors could have a significant impact on the Company’s financial performance and regulatory compliance.

The Company had one vendor, SDE Inc. (“SDE”), a related party, that accounted for 58% and 53% of the Company’s combined cost of revenues and operating expenses during the three months ended March 31, 2023 and 2022, respectively. Amounts payable to SDE are netted with receivables from them and presented as accounts receivable - related party in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology in current US GAAP with a methodology that requires the reflection of expected credit losses and also requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which generally results in the earlier recognition of credit losses on financial instruments. The Company adopted ASC 2016-13 on January 1, 2023. The impact of adopting the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $26,619 and $13,182 for the three months ended March 31, 2023 and 2022.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company issued restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the year ended December 31, 2022. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of March 31, 2023, there were 4,498,666 shares reserved for issuance under the 2022 Plan.

Restricted Stock Units

The Company granted restricted stock units under our 2022 Omnibus Incentive Plan to employees and directors. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent to the number of restricted stock units is typically issued net of required tax withholding requirements, if any. Restricted stock units are subject to forfeiture and transfer restrictions.

Warrants

In connection with the IPO, offering costs related to legal, accounting, and underwriting costs were net with the proceeds and recorded as a reduction in additional paid in capital, in the stockholders’ equity section of the condensed consolidated balance sheets. The Company also issued Underwriters Warrants (as defined below) for services provided during the IPO to purchase 120,000 shares of Class A common stock. The Underwriters Warrants are accounted for as equity instruments and are included in the stockholders’ equity section of the condensed consolidated balance sheets. The fair value of the Underwriters Warrants has been estimated using the Black-Scholes option pricing model.

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three months ended March 31, 2023. As of March 31, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The diluted EPS for the period is calculated by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s common stock equivalents are measured using the treasury stock method and represent unvested restricted stock units and warrants. The Company issues two classes of common stock

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

with differing voting rights, and as such, reports EPS using the dual class method. For comparative purposes the Company has presented EPS for the three months ended March 31, 2022 using the number of shares exchanged in the reorganization of the Company as the denominator. For more information see Note 19 – Earnings (Loss) Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
United States	$11,777,874	$26,286,796
International	1,680,614	1,767,795
Total revenue from contracts with customers:	$13,458,488	$28,054,591

Platform

Net revenue by platform for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
Console	$5,773,590	$17,991,579
PC	5,012,180	6,684,436
Mobile	1,718,032	2,791,320
Other	954,686	587,256
Total revenue from contracts with customers:	$13,458,488	$28,054,591

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three months ended March 31, 2023 and 2022 was as follows:

	2023	2022
Digital	$10,785,770	$24,676,015
Mobile	1,718,032	2,791,320
Physical retail and other	954,686	587,256
Total revenue from contracts with customers:	$13,458,488	$28,054,591

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, which were in the ordinary course of business. As of March 31, 2023, the balance of deferred revenue was $9,400,317, of which $3.0 million is due to non-refundable payments. The Company is expecting to recognize $0.7 million of the $3.0 million in the next 12 months through the platform releases of certain DLCs and the remaining $2.3 million in the next 24 months through the release of ARK 2. The Company expects to recognize $4.5 million of current deferred revenues and $4.9 million of long term deferred revenue as revenue over the next 12 to 60 months. The revenue will be recognized primarily on a straight-line basis, based on our estimates of

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

technical support obligations and activation of durable virtual goods. Activities in the Company’s deferred revenue as of March 31, 2023 and December 31, 2022 were as follows:

	2023	2022
Deferred revenue, beginning balance in advance of revenue recognition billing	$9,551,446	$20,280,934
Revenue recognized	(453,223)	(18,832,396)
Revenue deferred	302,094	8,102,908
Deferred revenue, ending balance	9,400,317	9,551,446
Less: short term portion	(4,517,573)	(4,335,404)
Deferred revenue, long term	$4,882,744	$5,216,042

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has $6,380,657 and $6,374,368 as of March 31, 2023 and December 31, 2022, respectively, as security for the debt with a financial institution (see Note 15 — Revolving Loan, Short Term Note, and Long-Term Debt) and to secure standby letters of credit with landlords. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of March 31, 2023 and December 31, 2022:

	2023	2022
Cash and cash equivalents	$4,108,251	$12,863,817
Restricted cash and cash equivalents	6,380,657	6,374,368
Cash and cash equivalents, and restricted cash and cash equivalents	$10,488,908	$19,238,185

NOTE 5 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, are collected by a related party and that the related party has not remitted back to the Company. The accounts receivable is offset by payables due to the related party for royalties, internet data center (“IDC”) and marketing costs. Accounts receivable — related party is non-interest bearing and due on demand. The related party is 100% owned and controlled by the wife of the Founder, Chief Strategy Officer and Chairman of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance of net accounts receivable from related party was as follows:

	2023	2022
Accounts receivable - related party	$13,519,409	$13,519,409
Less: Accounts payable - related party	(2,222,969)	(2,175,225)
Accounts receivable - related party, net	$11,296,440	$11,344,184

NOTE 6 – DUE FROM SHAREHOLDER

Other receivables from related party consisted of monies that the Company lent to the Company’s Founder, Chief Strategy Officer and Chairman, who is also the majority shareholder of Suzhou Snail. The loan bore 2.0% per annum interest. On April 26, 2022, the Company, with approval from its Board of Directors and in accordance with applicable laws and regulations, assigned the other receivables – related party (“due from shareholder” or the “Shi Loan”) of $94,934,400 outstanding including interest, to Suzhou Snail, which assumed the loan as creditor. Simultaneously, the Company declared and paid Suzhou Snail an in-kind dividend with an aggregate amount equal to $94,934,400 on April 26, 2022; see Note 7 – Dividend Distribution. As of December 31, 2022, the other receivable was $0 and no longer reflected on the Company’s consolidated balance sheets. The loan accrued interest of $0 and $450,681 during the three months ended March 31, 2023 and 2022 respectively. The earned interest is reported in interest income – related parties in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 – DIVIDEND DISTRIBUTION

On April 26, 2022, the Company declared an in-kind dividend of $94,934,400 for the assignment of the due from shareholder and a cash dividend of $8,200,000 to pay the related withholding taxes; see Note 6 – Due from Shareholder. There were no such distributions during the three months ended March 31, 2023 and 2022.

NOTE 8 – PREPAID EXPENSES - RELATED PARTY

On March 10, 2023, the Company amended its exclusive software license agreement with SDE relating to the ARK franchise. For DLC’s, the Company plans to release during the term of the agreement, the Company will now have the option to pay the $5.0 million DLC payment in whole or in part, when paid in advance; or in full, upon the DLC release. No payment for any DLC under this agreement will exceed $5.0 million.

During the three months ended March 31, 2023, the Company prepaid $2,500,000 for exclusive license rights for an ARK 1 DLC to SDE. During the year ended December 31, 2022, the Company prepaid $5,000,000 for exclusive license rights to ARK 2 to SDE. Prepaid expenses — related party consisted of the following as of March 31, 2023 and December 31, 2022:

	2023	2022
Prepaid royalties	$582,500	$582,500
Prepaid licenses	7,500,000	5,000,000
Prepaid expenses - related party, ending balance	8,082,500	5,582,500
Less: short-term portion	(2,500,000)	—
Total prepaid expenses - related party, long-term	$5,582,500	$5,582,500

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of March 31, 2023 and December 31, 2022:

	2023	2022
Prepaid income taxes	$10,637,171	$9,822,603
Other prepaids	51,753	80,271
Other current assets	508,457	662,267
Total prepaid expenses and other current assets	$11,197,381	$10,565,141

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022:

	2023	2022
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,821,819	1,821,819
Furniture and fixtures	411,801	411,801
	9,534,357	9,534,357
Accumulated depreciation	(4,534,618)	(4,419,558)
Property, plant and equipment, net	$4,999,739	$5,114,799

Depreciation and amortization expense was $115,060 and $168,317 for the three months ended March 31, 2023 and 2022, respectively. The Company did not have any disposals during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company disposed of $11,615 in computer equipment with an accumulated depreciation of $9,182. The total loss resulting

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

from the disposal of the assets amounted to $2,433. The Company’s subsidiary, Donkey Crew, LLC, held net property, plant and equipment outside of the United States in the amount of $9,751 and $13,569, as of March 31, 2023 and December 31, 2022, respectively.

NOTE 11 – INTANGIBLE ASSETS

Intangible assets consist of game licenses, game software underlying intellectual property rights, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
License rights from related parties	$136,665,000	$(135,976,594)	$—	$688,406	3 - 5 years
License rights	$3,000,000	$(3,000,000)	$—	$—	5 years
Intangible assets - other:
Software	$51,784	$(51,784)	$—	$—	3 years
Trademark	10,745	(9,311)	—	1,434	12 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(61,095)	$—	$272,320

	December 31, 2022
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
License rights from related parties	$136,665,000	$(135,280,942)	$—	$1,384,058	3 - 5 years
License rights	$3,000,000	$(3,000,000)	$—	$—	5 years
Intangible assets - other:
Software	$51,784	$(51,784)	$—	$—	3 years
Trademark	10,745	(9,110)	—	1,635	12 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(60,894)	$—	$272,521

Amortization expense was $695,853 and $2,001,203 for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The weighted average remaining useful life for which amortization expense will be recognized is 0.8 years as of March 31, 2023. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2023	$689,009
2024	804
2025	27
2026	—
2027	—
Thereafter	270,886
$960,726

NOTE 12 – ACCOUNTS PAYABLE — RELATED PARTY

Accounts payable due to related party represents payables in the ordinary course of business primarily for purchases of game distribution licenses and also the royalties due to Suzhou Snail. As of March 31, 2023 and December 31, 2022, the Company had $19,540,783 and $19,918,259, respectively, as accounts payable due to Suzhou Snail. During the three months ended March 31, 2023 and 2022, the

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Company incurred $72,524 and $126,460, respectively as license costs due to Suzhou Snail. During the three months ended March 31, 2023 and 2022, respectively, there were $450,000 and $444,263 in payments to Suzhou Snail for royalties.

NOTE 13 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company lent $200,000 to a wholly owned subsidiary of Suzhou Snail, the loan bears 2.0% per annum interest, interest and principal are due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. Please refer to Note 14 — Loan Payable and Interest Payable — Related Parties. The total amount of loan and interest receivable — related parties was $102,247 and $101,753, as of March 31, 2023 and December 31, 2022, respectively. The Company earned $493 and $247 in interest on the related party loans receivable during the three months ended March 31, 2023 and 2022, respectively.

NOTE 14 – LOAN PAYABLE AND INTEREST PAYABLE — RELATED PARTIES

The Company had a loan amount due to related parties of $400,000 bearing 2.00% per annum interest. $300,000 of the loan is from a wholly owned subsidiary of Suzhou Snail and due in June 2022, and $100,000 is from Suzhou Snail and due in December 2023. The $100,000 loan along with $3,890 interest payable to Suzhou Snail was offset by the loan receivable Suzhou Snail assumed in February 2022. Please refer to Note 13 — Loan and Interest Receivable — Related Party. In July 2022, the Company paid off the outstanding principal balance of $300,000. As of March 31, 2023 and December 31, 2022, the total loan payable — related parties amounted to $0 and total unpaid interest amounted to $527,770, as of March 31, 2023 and December 31, 2022. Interest expenses for the loans payable to related parties were $0 and $1,726 during the three months ended March 31, 2023 and 2022, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 – REVOLVING LOAN, SHORT TERM NOTE AND LONG - TERM DEBT

	March 31,	December 31,
	2022	2021

2021 Revolving Loan - On June 17, 2021, the Company amended its revolving loan agreement (“amended revolver”) and increased the maximum balance to $9,000,000. The amended revolver matures on December 31, 2023 and has an annual interest rate equal to the prime rate less 0.25%. At March 31, 2023, the interest rate on this loan was 7.75%. The revolver is secured by the certificate of deposit accounts held with the financial institution, and reported as restricted cash, in the amount of $5,267,819 and $5,262,627 as of March 31, 2023, and December 31, 2022, respectively. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1.

	$9,000,000	$9,000,000
2021 Promissory Note - On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10, the loan is secured by the Company’s building and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1.	2,865,317	2,891,820

2022 Short Term Note - On January 26, 2022, the Company amended its revolving loan and long-term debt agreements to obtain an additional note with a principal balance of $10,000,000 which was originally set to mature on January 26, 2023. Interest shall be equal to the higher of 3.75% or the Wall Street Journal Prime Rate plus 0.50%. The loan is secured by the Company’s assets. In the event of a default, all outstanding amounts under the note will bear interest at a default rate equal to 5% over the note rate. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and will be measured quarterly. In November 2022, the maturity was extended to January 26, 2024 and the interest rate amended to the higher of the Wall Street Journal Prime Rate plus 0.25%, or 5.75%. At March 31, 2023, the interest rate on this loan was 7.75%.

	4,166,667	5,833,333
Total	16,031,984	17,725,153
Less: current portion of long-term debt	80,568	86,524
Less: revolving loan	9,000,000	9,000,000
Less: current portion of short term note	4,166,667	5,416,666
Total long-term debt	$2,784,749	$3,221,963

Total interest expense for above debt and revolver loan amounted to $294,245 and $166,055 for the three months ended March 31, 2023 and 2022, respectively. Amortization of loan origination expenses of $8,911 and $5,966 are included as part of interest expense for the three months ended March 31, 2023 and 2022, respectively. The Company is in compliance with, or received waivers for, its debt covenants as of March 31, 2023 and December 31, 2022.

The following table provides future minimum payments of its long-term debt as of December 31:

Years ending December 31,	Amount
Remainder of 2023	$12,810,021
2024	499,414
2025	86,013
2026	89,115
2027	92,329
Thereafter	2,455,092
$16,031,984

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 – INCOME TAXES

The Company recognized an income tax benefit of $805,818 and an income tax expense of $1,529,651 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, the Company’s effective tax rate did not differ from the federal statutory rate of 21%

The Company has assessed all positive and negative evidence of whether sufficient future taxable income will be generated to realize the deferred tax assets, including the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible. The Company has a history of significant book income and taxable income for the three most recent years – with a three-year cumulative pre-tax book income of $49.2 million and three-year cumulative taxable income of $71.7 million. Therefore management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company and its subsidiaries currently file tax returns in the United States (federal and state) and Poland. The statute of limitations for its consolidated federal income tax returns are open for tax years ended December 31, 2019 and after. The statute of limitations for its consolidated state income tax returns are open for tax years ended December 31, 2018 and after. All tax periods for its Polish subsidiary are currently subject to examination since its inception in 2018. While the Company has historically only filed a state tax return in California, the management has accrued income tax liabilities for additional states as of March 31, 2023 and December 31, 2022, respectively and is also undergoing the Voluntary Disclosure Agreement process in additional states.

NOTE 17 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April, 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of March 31, 2023 and December 31, 2022, the Company’s net operating lease right-of-use assets amounted to $3,321,332 and $3,606,398, respectively. The Company had variable lease payments of approximately $24,510 and $18,333 during the three months ended March 31, 2023 and 2022, respectively; which consisted primarily of common area maintenance charges and administrative fees. Operating lease costs for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022
Operating lease costs	$397,562	$391,860
Short term lease costs	—	—
Total operating lease costs	$397,562	$391,860

Supplemental information related to operating leases is as follows for lease liabilities as of March 31, 2023 and December 31, 2022:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$385,254	$378,010
Weighted average remaining lease term	2.7 years	2.9 years
Weighted average discount rate	5.00%	5.00%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of March 31, 2023 are as follows:

	Future lease payments	Imputed Interest	Lease Liabilities

Years ending December 31,	Amount
Remainder of 2023	$1,163,636	$126,885	$1,036,751
2024	1,610,844	105,810	1,505,034
2025	1,453,785	28,290	1,425,495
Thereafter	—	—	—
Total future lease payments	$4,228,265	$260,985	$3,967,280

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business. In addition, the Company may receive notifications alleging infringement of patent or other intellectual property rights. The Company has elected to expense legal costs associated with legal contingencies as incurred.

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

As of May 9, 2023, both parties are in the midst of fact discovery, and anticipate beginning the exchange of electronically stored information in the near future. Fact discovery is expected to end around June 2023 and the District Court has set a January 2024 trial date.

At this time, the Company is unable to quantify the magnitude of the potential loss should the plaintiffs’ lawsuit succeed.

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, Inc. (“INDIEV”), an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County.  Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. Snail Games USA Inc. disputes the allegations and the amount of damages.  Snail Games USA Inc. has not yet responded to the complaint or otherwise appeared in the action, but does intend to vigorously defend against the claims asserted.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 21, 2023, Snail Games USA Inc. entered into an indemnity and reimbursement agreement with INDIEV, dated as of April 1, 2023, pursuant to which INDIEV agrees to assume all obligations and liabilities pursuant to the lease and indemnify and reimburse Snail Games USA Inc. for any amounts, damages, expenses, costs or other liability incurred by Snail Games USA Inc. arising under or pursuant to the lease or relating to the premises.

At this time, the Company is unable to quantify the magnitude of the potential loss should the plaintiffs’ lawsuit succeed.

NOTE 19 – EARNINGS (LOSS) PER SHARE

The Company uses the two class method to compute its basic earnings (loss) per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The following table summarizes the computations of basic EPS and diluted EPS. The allocation of earnings between Class A and Class B shares is based on their respective economic rights to the undistributed earnings of the Company. Basic EPS is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including restricted stock units using the treasury stock method. The restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect for the three months ended March 31, 2023. There were no such exclusions made in the 2022 calculation. For the three months ended March 31, 2022, the Company has used the number of shares transferred in the reorganization transaction for the denominator in the EPS calculation. The following table provides a reconciliation of the weighted average number of shares used in the calculation of basic and diluted EPS.

	2023	2022
Basic Earnings Per Share:
Net income (loss) attributable to Class A common stockholders	$(642,340)	$5,811,057
Net income (loss) attributable to Class B common stockholders	(2,329,038)	—
Total net income (loss) attributable to Snail Inc and Snail Games USA Inc.	$(2,971,378)	$5,811,057
Class A weighted average shares outstanding - basic	7,928,742	35,000,000
Class B weighted average shares outstanding - basic	28,748,580	—
Class A and B basic earnings per share	$(0.08)	$0.17

Diluted Earnings Per Share:
Net income (loss) attributable to Class A common stockholders	$(642,340)	$5,811,057
Net income (loss) attributable to Class B common stockholders	$(2,329,038)	$—
Class A weighted average shares outstanding - basic	7,928,742	35,000,000
Dilutive effects of common stock equivalents	—	—
Class A weighted average shares outstanding - diluted	7,928,742	35,000,000
Class B weighted average shares outstanding - basic	28,748,580	—
Dilutive effects of common stock equivalents	—	—
Class B weighted average shares outstanding - diluted	28,748,580	—
Diluted earnings (loss) per Class A and B share	$(0.08)	$0.17

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

$4.675 per share. The Underwriters may exercise the Over-Allotment Option at any time in whole, or from time to time in part, on or before the forty-fifth day following the effectiveness of the IPO. The Over-Allotment Option was not exercised by the Underwriters prior to its expiration.

In connection with the Underwriting Agreement, on November 9, 2022, the Company also issued to the Underwriters warrants to purchase such number of shares of the Company’s Class A common stock in an amount equal to four percent of the total number of shares of Class A common stock sold in the IPO, or 120,000 shares of Class A common stock (the “Underwriters Warrants”). The Underwriters Warrants may be exercised at a price per share equal to 125% of the IPO price, or $6.25 per share. The Underwriters Warrants are exercisable, in whole or in part, commencing on November 9, 2022, and expiring on the three-year anniversary thereof. The Underwriters Warrants have not been exercised as of the filing of this Quarterly Report.

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

The Company allocates all the issuance costs to the firm shares as a reduction of proceeds.

Restricted Stock Units

Vesting for restricted stock units granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested restricted stock units will be forfeited. The following table summarizes our restricted stock units activity with directors for the three months ended March 31, 2023. There were no activities during the three months ended March 31, 2022.

	Restricted Stock	Weighted-Average
	Units	Grant-Date Fair Values
Outstanding as of January 1, 2023	24,000	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of March 31, 2023	24,000	$5.00

The grant date fair value of restricted stock units granted to directors is based on the quoted market price of our common stock on the date of grant.

Our restricted stock units granted to employees vest upon the achievement of pre-determined performance-based milestones as well as service conditions. The pre-determined performance-based milestones are based on specified percentages of the restricted stock units that would vest at each of the first five anniversaries of the IPO date if the Company’s average annual growth rate (“AAGR”) is calculated to be at a target percentage or above during the period between the Company’s IPO Date and the annual revenue for each of the anniversary year. If these performance-based milestones are not met but service conditions are met, the performance-based restricted stock units will not vest, in which case any compensation expense the Company has recognized to date will be reversed. Generally, the total aggregate measurement period of our performance-based restricted stock units is 5 years, with awards cliff-vesting after each annual measurement period during the total aggregate measurement period.

Each quarter, the Company updates our assessment of the probability that the performance milestones will be achieved. The Company amortizes the fair values of performance-based restricted stock units over the requisite service period. Each performance-based milestone is weighted evenly and the number of shares that vest based on each performance-based milestone is independent from the other.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes our restricted stock unit activity with employees, presented with the maximum number of shares that could potentially vest, for the three months ended March 31, 2023. There were no activities during the three months ended March 31, 2022.

	Restricted Stock	Weighted-Average
	Units	Grant-Date Fair Values
Outstanding as of January 1, 2023	1,197,552	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(2,218)	5.00
Outstanding as of March 31, 2023	1,195,334	$5.00

The grant date fair value of restricted stock units granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

All share repurchases settled in the three months ended March 31, 2023 were open market transactions. As of March 31, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Stock-Based Compensation Expense

Stock-based compensation expense resulting from restricted stock units and performance-based restricted stock units of $152,595 and $0 are recorded under General and Administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022, the Company recognized approximately $32,045 and $0 respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of March 31, 2023, our total unrecognized compensation cost related to restricted stock units was approximately $1.8 million and is expected to be recognized over a weighted-average service period of 3.1 years.

NOTE 21 – SUBSEQUENT EVENTS

In April 2023, Snail Games USA Inc. entered into an indemnity and reimbursement agreement with INDIEV pursuant to which INDIEV agreed to assume all obligations and liabilities pursuant to the lease with Bel Air Soto, LLC and indemnify and reimburse Snail Games USA Inc. for any amounts, damages, expenses, costs or other liability incurred by it arising under or pursuant to the lease or relating to the premises. See Note 18 — Commitments and Contingencies for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly under “Risk Factors,” in Part II, Item 1A of this Quarterly Report, and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Quarterly Report.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK: Survival Evolved, is a leader within the sandbox survival genre with 86.3 million console and PC installs through March 31, 2023. See “— Key Performance Metrics and Non-GAAP Measures.” In the three months ended March 31, 2023, ARK: Survival Evolved averaged a total of 276,144 daily active users (“DAUs”) on the Steam and Epic platforms as compared to 257,168 DAUs in the three months ended March 31, 2022. We experienced a peak of approximately 1,113,143 DAUs in June 2022. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended March 31, 2023 and 2022, we generated 90.0% and 93.3%, respectively, of our revenues from ARK: Survival Evolved.

Our dedication to provide audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through March 31, 2023, our ARK franchise game has been played for 3.2 billion hours with an average playing time per user of more than 160 hours and with the top 21.0% of all players spending over 100 hours in the game, according to data related to the Steam platform. For the three months ended March 31, 2023 and 2022, our net revenue was $13.5 million and $28.1 million, respectively. During the three months ended March 31, 2023, approximately 42.9% of our revenue came from consoles, 37.2% from PC and 12.8% from mobile platforms. We had a net loss of $3.0 million for the three months ended March 31, 2023 as compared to net income of $5.8 million for the three months ended March 31, 2022.

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

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 40.5 million units between January 1, 2016 and March 31, 2023. During the three months ended March 31, 2023, we sold 1.7 million units compared to 1.3 million in the three months ended March 31, 2022. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing on new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players.

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

Units Sold may be impacted by several factors that could cause fluctuations on a quarterly basis, such as game releases, our promotional activities, which most often coincide with the global holiday season in the fourth and first quarters of each year, promotional sales on digital platforms, console release cycles and new digital platforms. Future growth in Units Sold will depend on our ability to launch new games and features and the effectiveness of marketing strategies. Units Sold increased by 0.4 million, or 31.3%, due to increased sales promotions run across the Company’s platform partners in the three months ended March 31, 2023.

	Three months ended March 31,
	2023	2022	Change	% Change

	(in millions)
Units Sold(1)	1.7	1.3	0.4	31.3%

(1)Units Sold include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Bookings & EBITDA

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), we believe Bookings and EBITDA, as non-GAAP measures, are useful in evaluating our operating performance. Bookings and EBITDA, as used in this Quarterly Report on Form 10-Q, are non-GAAP financial measures that are presented as supplemental disclosures and should not be construed as alternatives to net income (loss) or revenue as indicators of operating performance, as determined in accordance with GAAP.

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

	Three months ended
	March 31,
	2023	2022	$ Change	% Change

	(in millions)
Total net revenue	$13.5	$28.1	$(14.6)	(52.0)%
Change in deferred net revenue	(0.2)	(2.6)	2.4	94.3%
Bookings	$13.3	$25.5	$(12.2)	(47.6)%

For the three months ended March 31, 2023, bookings decreased by $12.2 million, or 47.6%, compared to the three months ended March 31, 2022, primarily as a result of decreased ARK revenues in 2023 due to decreased average selling prices (“ASPs”) and in game purchases which contributed to $3.1 million of the decrease and no one-time contract payments during the three months ended March 31, 2023 while there was $8.5 million in one-time contract payments and $2.5 million in one-time deferred contract revenue recognized during the three months ended March 31, 2022. We define ASP as the price at which our products are sold on average. ASP is calculated by dividing the total revenue generated from the sales of a specific title by the total number of units sold of that title, during the period.

EBITDA

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure. We define EBITDA as net income (loss) before (i) interest income, (ii) interest expense, (iii) provision for (benefit from) income taxes, and (iv) depreciation and amortization expense, property and equipment.

EBITDA as calculated herein may not be comparable to similarly titled measures reported by other companies within the industry and is not determined in accordance with GAAP. Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or unexpected items. We may also incur expenses that are the same, or similar to, some of the adjustments in this presentation. EBITDA decreased by $10.6 million, or 147.2%, due primarily to a reduction in net income of $8.8 million and a related decrease in the income tax provision of $2.3 million.

	Three months ended
	March 31,
	2023	2022	$ Change	% Change

	(in millions)
Net income (loss)	$(3.0)	$5.8	$(8.8)	(151.2)%
Interest income and interest income – related parties	—	(0.5)	0.5	(93.1)%
Interest expense and interest expense – related parties	0.3	0.2	0.1	75.6%
Provision for (benefit from) income taxes	(0.8)	1.5	(2.3)	(152.7)%
Depreciation and amortization expense, property and equipment	0.1	0.2	(0.1)	(31.6)%
EBITDA	$(3.4)	$7.2	$(10.6)	(147.2)%

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

Our net revenues through our top four platform providers as a proportion of our total net revenue for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022	$ Change	% Change

	(in millions)
Platform 1	$4.8	$6.2	$(1.4)	(23.4)%
Platform 2	2.4	11.0	(8.6)	(78.1)%
Platform 3	1.3	5.2	(3.9)	(75.4)%
Platform 4	1.2	0.4	0.8	185.1%
All Other Revenue	3.8	5.3	(1.5)	(26.6)%
Total	$13.5	$28.1	$(14.6)	(52.0)%

We expect changes in revenue to correlate with trends in the use and purchase of our games. The decrease in net revenues of Platform 1 was due to decreased ASP of the ARK 1 franchise due to significantly more sales days in the 2023 period. The decreased ASP was partially offset by an increase in Units Sold. The decrease in net revenues of Platforms 2 and 3 were due to one off payments and deferred revenues recognized in the 2022 period, in addition to reduced ASP’s. The increase in net revenues of Platform 4 was due to the three months ended March 31, 2023 being the first full quarter of sales for a remastered and upgraded version of ARK 1 on the platform.

Cost of revenues

Cost of revenues includes license royalty fees, merchant fees, engine fees, server and database cost centers, game licenses and license right amortization. For a description of our licensing arrangements, please see Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements. We generally expect cost of revenues to fluctuate proportionately with revenues.

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

Interest expense and other, net

Interest expense consists of interest incurred under our term loans, 2021 Revolving Loan and promissory notes. We expect to continue to incur interest expense under our debt instruments, although with respect to certain instruments, our interest expense will fluctuate based upon the underlying variable interest rates.

(Benefit from) provision for income taxes

The (benefit from) provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate did not differ from the federal statutory rate of 21%.

Results of Operations

Comparison of the three months ended March 31, 2023 versus the three months ended March 31, 2022

	Three months ended March 31,
	2023	2022	$ Change	% Change

	(in millions)
Revenues, net	$13.5	$28.1	$(14.6)	(52.0)%
Cost of revenues	9.8	14.9	(5.1)	(34.1)%
Gross profit	3.7	13.2	(9.5)	(72.3)%
Operating expenses:
General and administrative	5.6	5.6	—	(0.9)%
Research and development	1.4	0.2	1.2	646.8%
Advertising and marketing	0.1	0.2	(0.1)	(34.1)%
Depreciation and amortization	0.1	0.2	(0.1)	(31.6)%
Total operating expenses	7.2	6.2	1.0	16.8%
Income (loss) from operations	$(3.5)	$7.0	$(10.5)	(150.1)%

Revenues

Net revenues for the three months ended March 31, 2023 decreased by $14.6 million, or 52.0%, compared to the three months ended March 31, 2022. The decrease in net revenues was due to a decrease in sales of ARK, attributed to a decrease in the ASP, additional deferred revenue and one-time payments related to contracts with certain platforms. ARK sales decreased by $3.1 million, deferred revenue from contracts decreased by $2.5 million, and one-off payments decreased by $8.5 million. Sales of the smaller titles decreased by a collective $0.7 million. These decreases in the Company’s smaller titles were partially offset by an increase of $0.2 million in revenue related to West Hunt.

Cost of revenues

Cost of revenues for the three months ended March 31, 2023 decreased by $5.0 million, or 34.1%, compared to the three months ended March 31, 2022.

Cost of revenues for the three months ended March 31, 2023 and 2022 comprised the following:

	Three months ended March 31,
	2023	2022	$Change	% Change

	(in millions)
Software license royalties - related parties	$2.9	$6.5	$(3.6)	(56.1)%
Software license royalties	0.4	—	0.4	100.0%
License and amortization - related parties	5.2	6.3	(1.1)	(18.2)%
License and amortization	—	0.2	(0.2)	(99.9)%
Merchant fees	0.5	0.7	(0.2)	(30.1)%
Engine fees	0.4	0.7	(0.3)	(40.6)%
Internet, server and data center	0.5	0.5	—	0.2%
Total:	$9.9	$14.9	$(5.0)	(34.1)%

The decrease in cost of revenues for the three months ended March 31, 2023 was due to a decrease in ARK related royalties of $3.2 million, a decrease in merchant fees of $0.2 million, commensurate with the decrease in ARK sales, and a decrease in engine fees of $0.3 million. The Company also reported a decrease in license and amortization cost of $1.3 million due to a lower amortizable base that is the result of the age of certain licenses.

Research and development expenses

Research and development expenses for the three months ended March 31, 2023 increased by $1.2 million, or 646.8%. The increase in research and development expenses was primarily due to additional development of the Company’s ARK 1, Atlas, Last Oasis and Agartha titles during the three months ended March 31, 2023.

Other Factors Affecting Net Income

	Three months ended March 31,
	2023	2022	$ Change	% Change

	(in millions)
Interest income – related parties	$—	$0.5	$(0.5)	(99.9)%
Interest expense	(0.3)	(0.2)	(0.1)	(75.6)%
(Benefit from) provision for income taxes	(0.8)	1.5	(2.3)	(152.7)%

Interest income

Interest income — related parties was $0.0 million, and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was due to the distribution of the Shi Loan to Suzhou Snail in April 2022.

Interest expense

Interest expense is primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased by $0.1 million for the three months ended March 31, 2023 as a result of interest charges on the short-term note issued in January 2022.

(Benefit from) provision for income taxes

The Company had an income tax benefit of ($0.8) million for the three months ended March 31, 2023 and a provision for income taxes of $1.5 million for the three months ended March 31, 2022 representing a decrease of $2.3 million. Our effective income tax rate was 21.3% and 20.9% for the three months ended March 31, 2023 and 2022, respectively.

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

Liquidity and Going Concern

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available unrestricted cash. Our unrestricted cash was $4.1 million and $12.9 million as of March 31, 2023 and December 31, 2022, respectively.

Our restricted cash and cash equivalents were $6.4 million and $6.4 million as of March 31, 2023 and December 31, 2022, respectively. Our restricted cash primarily consists of time deposits, and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of March 31, 2023, our 2021 Revolving Loan and 2022 Short Term Note of $9.0 million and $4.2 million are due in December 2023 and January 2024, respectively. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan with the lender at terms acceptable to us or at all. Additionally, we plan to repay the outstanding amounts under the 2022 Short Term Note pursuant to the terms of the 2022 Short Term Note agreement and to secure an additional debt arrangement. Currently, we expect that we will not be in compliance with its quarterly debt covenant for the three months ending June 30, 2023.  We are working with the lender to resolve the expected non-compliance with the debt covenant.

We may need to raise additional capital. The need for additional capital depends on many factors, including, among other things, whether we can successfully renegotiate the terms of our debt arrangements, the rate at which our business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. We cannot provide assurance that we will be able to successfully access any such equity or debt financings, that the required equity or debt financings would be available on terms acceptable to us, if at all, or that any such financings would not be dilutive to our stockholders.

Our recent net loss, level of cash used in operations, debt obligations coming due in less than 12 months, potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital and renegotiate our debt arrangements raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must re-establish profitable operations in order to generate cash from operations by increasing revenue or controlling or potentially reducing expenses, renegotiate the terms of its debt arrangements, or obtain additional funds when needed. Our current goal is to improve our financial condition and ultimately improve our financial results by increasing revenues through increased sales of existing DLCs and game titles, launches of new DLCs and game titles and reduced expenses.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Three months ended March 31,
	2023	2022	$ Change	% Change

	(in millions)
Net cash flows (used in) provided by operating activities	$(6.7)	$5.0	$(11.7)	(234.3)%
Net cash flows provided by investing activities	—	1.5	(1.5)	(100.0)%
Net cash flows (used in) provided by financing activities	(2.0)	9.0	(11.0)	(122.6)%
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(8.7)	$15.5	$(24.2)	(156.3)%

Operating activities

Net cash flows provided by operating activities for the three months ended March 31, 2023 decreased $11.7 million as compared to the three months ended March 31, 2022, which resulted primarily from a period-over-period decrease in net income of $8.8 million and a decrease of $0.8 million in non-cash reconciling items, an increase in prepaid expenses – related party and prepaid expenses and other current assets of $1.5 million, a decrease in accounts payable and accounts payable – related party of a $3.0 million, decrease in accrued expenses of $0.5 million, offset by a $2.5 million increase in deferred revenues and a $0.4 million increase in net accounts receivable and accounts receivable - related party.

Net loss was $3.0 million for the three months ended March 31, 2023 as compared to a net income of $5.8 million for the three months ended March 31, 2022, representing a decrease of $8.8 million. The decrease was primarily due to a decrease in revenue of $14.6 million, an increase in research and development expense of $1.2 million, a net decrease in interest income – related party of $0.5 million, an increase in interest expense of $0.1 million, offset by a decrease in royalties of $3.2 million, a decrease in license cost and license right amortization of $1.3 million, a decrease in merchant and engine fees of $0.5 million, and a decrease in the Company’s tax provision of $2.3 million.

Non-cash reconciling items were $1.0 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively, representing a decrease of $0.7 million. The decrease in the non-cash reconciling items was primarily due to a decrease of $1.3 million in amortization, partially offset by decrease in the interest income from shareholder loan of $0.5 million.

The increase in our net operating assets and liabilities between the three months ended March 31, 2023 and 2022 of $1.6 million was primarily the result of a net increase in accounts receivable and accounts receivable — related party of $0.4 million due to timing of receipts and payments from customers and a related party, a net increase in prepaid expenses — related party and prepaid expenses and other current assets of $1.5 million primarily driven by timing of payments of federal and state taxes and DLC development costs, a decrease in accounts payable and accounts payable — related party of $3.0 million resulting from decreased vendor accruals near the end of the period, a decrease in accrued expenses of $0.5 million due to timing of payments increasing in 2023 and the payoff of the accrued litigation in 2023, partially offset by an increase in deferred revenue of $2.5 million.

Our accounts receivable — related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of March 31, 2023 and December 31, 2022, the net outstanding balances of receivables due from SDE were $11.3 million. We expect accounts receivables owed to us by SDE will be repaid within a commercially reasonable period of time. In the event we do not receive timely remittance from SDE, we may hold back amounts owed to SDE from future licensing costs payable to SDE pursuant to our existing contractual relationship. See Note 5 — Accounts Receivable — Related Party to our condensed consolidated financial statements included in this Quarterly Report.

Investing activities

Cash provided by investing activities for the three months ended March 31, 2023 decreased $1.5 million compared to the three months ended March 31, 2022 due to receipt by the Company of $1.5 million on the Pound Sand note in 2022.

Financing activities

Net cash flows used in financing activities for the three months ended March 31, 2023 were $2.0 million compared to net cash flows provided by financing activities of $9.0 million for the three months ended March 31, 2022. Financing activities for the three months ended March 31, 2023 included repayments of $1.7 million on a short term note, purchases of treasury stock in the amount of $0.3 million. Financing activities for the three months ended March 31, 2022 included $10.0 million of borrowings under our term loan, which was partially offset by repayments on our short term note in the amount of $0.8 million.

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

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. As amended, the 2021 Revolving Loan matures on December 31, 2023 and bears interest at a rate equal to the prime rate less 0.25%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis, and borrowings under the 2021 Revolving Loan are secured by certain deposit accounts. The 2021 Revolving Loan is partially secured by the certificate of deposit accounts held with the financial institution, and reported as restricted cash, in the amounts of $5.3 million as of March 31, 2023. As of March 31, 2023, we had borrowings of $9.0 million outstanding under our 2021 Revolving Loan. We intend to extend the 2021 Revolving Loan prior to its maturity date. There is no guarantee that we will be able to extend the 2021 Revolving Loan on terms acceptable to us in the future, or at all.

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

In January 2022, we amended and restated our 2021 Revolving Loan and we executed a promissory note to obtain an additional long-term loan with a principal balance of $10.0 million which was set to mature on January 26, 2023 (the “2022 Short Term Note”). In November 2022, the maturity date was extended to January 26, 2024. Interest is equal to the higher of 5.75% and the Wall Street Journal prime rate plus 0.50%. The 2022 Short Term Note is secured and collateralized by our existing assets.

As of March 31, 2023, we had borrowings of $4.2 million outstanding under the 2022 Short Term Note.

Financial covenants

The 2021 Revolving Loan, Term Loan and the 2022 Short Term Note require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. We were in compliance with, or had waivers for, all covenants under our debt facilities as of March 31, 2023.

For additional information regarding our indebtedness, see Note 15 — Revolving Loan, Short Term Note and Long-Term Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. For additional information on our significant accounting policies, please refer to Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report. We believe that the following critical accounting policies and estimates have the greatest potential impact on our unaudited condensed consolidated financial statements.

Intangible Assets

The Company’s publishing and development business requires significant investments in intangible assets such as licensing rights. The carrying values of these intangibles are periodically reviewed and adjusted, as appropriate, based on estimates of their useful lives, futures cash flows and fair values. Estimates of futures cash flows may vary from period to period depending on market factors such as media and gaming trends and current sales trends. If these estimates result in a reduction in cash flows the Company may recognize an impairment loss on the intangible asset, similar to what occurred with the Company’s Atlas license in fiscal year 2021. The Company did not have any material changes in these estimates during the three months ended March 31, 2023 but believe it is reasonably possible that changes may occur in future periods.

Deferred Revenue

The Company recognizes, defers, and classifies the timing of deferred revenues from the sale of its products based on the release date, technical support obligations and timing of its performance obligations. The technical support obligations are estimated based on our internal estimates of the average period a player is expected to play the game. These estimates will vary by platform and could change from period to period depending on user trends. An increase in use estimate could result in a reclassification of deferred revenues from short term to long term and extend the period over which we would recognize said revenue resulting in a lower net income in future periods. Changes in estimates of our release schedule may also affect the classification of short and long term deferred revenues and the rate at which deferred revenue is recognized, which could have a material impact on the Company’s condensed consolidated financial statements.

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

Deferred Income Taxes

The Company recognizes deferred income taxes based on estimates of future taxable income and the utilization of tax loss carryforwards. Changes in tax laws or the level of future taxable income could affect the realizability of deferred income tax assets. The Company’s deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s estimates of deferred income taxes are based on its assessment of the likelihood of realizing the benefits of the tax assets and are reviewed annually. Changes in these estimates may have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, please see Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our condensed consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15 € under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected in a timely manner. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting involving failure to properly design and implement controls related to the accounting for income taxes and equity, failure to design and implement sufficient disclosure controls related to certain items in the statement of cash flows, and failure to properly classify certain operating expenses in the consolidated financial statements and deferred taxes in the consolidated footnotes. We intend to enhance our financial reporting close control procedures and hire additional personnel with a depth of knowledge and experience to join our accounting and finance organization in order to remediate this material weakness. During the process for preparing the unaudited condensed consolidated financial statements for the three months ended March 31, 2023, we identified a previously undisclosed related party transaction involving an affiliate of Mr. Hai Shi, our Founder, Chairman, and Chief Strategy Officer. The previously undisclosed related party transaction was a commercial real property lease that was executed by Snail Games USA Inc., our principal operating subsidiary, but was utilized and paid for by an affiliated entity controlled by Mr. Shi. We evaluated the impact of including the previously unreported right of use asset and lease liability related to this lease on our historical consolidated financial statements and concluded it did not have a material impact on our previously filed financial statements. Accordingly, we corrected the reporting in the unaudited condensed consolidated financial statements for the three months ended March 31, 2023. However, the lack of effective control over the identification of related party transactions gives rise to a material weakness in our internal control over financial reporting. We plan to remediate this internal control weakness by inquiring of all executive management and board of directors of any contracts entered into on behalf of the Company, or its subsidiaries, on a quarterly basis. Further, the Company intends to review any unusual and recurring significant payments for related contracts. See Part II Item 1A “Risk Factors — General Risk Factors — We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we do not effectively remediate the material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results.”

In light of the material weakness, we performed additional analyses and reconciliations to determine that our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Unaudited Condensed Consolidated Financial Statements — Note 18 Commitments and Contingencies — Litigation.”

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled Item 1A. “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this section titled Item 1A. “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to, the following:

●	Due to our recent net loss, negative cash flow from operations, and significant revolving and term debt coming due in less than 12 months, there is substantial doubt about our ability to continue as a going concern.
●	We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.
●	If we do not consistently deliver popular, high-quality content in a timely manner, if we are not successful in meaningfully expanding our existing franchise, or if consumers prefer products from our competitors, our business may be negatively impacted.
●	We rely on license agreements to publish certain games, including games in our ARK franchise. Failure to renew our existing content licenses on favorable terms or at all or to obtain additional licenses would impair our ability to introduce new games, improvements or enhancements or to continue to offer our current games, which would materially harm our business, results of operations, financial condition and prospects.
●	We depend on our key management and product development personnel.
●	Our management team has limited experience managing a public company.
●	Our business is subject to the risks of earthquakes, fire, floods, public health crises and other natural catastrophes and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or other incidents or terrorism.
●	Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.
●	We rely on third-party platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.

●	We depend on servers and networks to operate our games with online features. If we were to lose functionality in any of these areas for any reason, our business may be negatively impacted.
●	We may be unable to effectively manage the continued growth and the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.
●	The interactive entertainment software industry is highly competitive.
●	We are subject to product development risks, which could result in delays and additional costs, and often times we must adapt to changes in software technologies.
●	Our business is subject to our ability to develop commercially successful products for the current video game platforms, which may not generate immediate or near-term revenues, and as a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.
●	Our results of operations or reputation may be harmed as a result of objectionable consumer- or other third party-created content, or if our distributors, retailers, development, and licensing partners, or other third parties with whom we are affiliated, act in ways that put our brand at risk.
●	The Company has debt obligations with short term durations that are coming due within one year.
●	The products or services we release may contain defects, bugs or errors.
●	External game developers may not meet product development schedules or otherwise fulfill their contractual obligations.
●	Any cybersecurity-related attack, significant data breach, or disruption of the information technology systems or networks on which we rely could negatively impact our business.
●	Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
●	If we are unable to protect the intellectual property relating to our material software, the commercial value of our products will be adversely affected, and our competitive position could be harmed.
●	We are a “controlled company” under the corporate governance rules of Nasdaq and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. Since we elected to rely on the exemptions available to a “controlled company,” you do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
●	Mr. Shi, our Founder, Chief Strategy Officer and Chairman, controls us, and his ownership of our common stock prevents you and other stockholders from influencing significant decisions.
●	We cannot guarantee that our Share Repurchase Program will be fully implemented, nor that it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

Risks Related to Our Business and Industry

Due to our recent net loss, negative cash flow from operations, and significant revolving and term debt coming due in less than 12 months, there is substantial doubt about our ability to continue as a going concern.

For the three months ended March 31, 2023, we incurred a net loss of $3.0 million and had a negative cash flow from operations of $6.7 million. Our 2021 Revolving Loan and 2022 Short Term Note of $9.0 million and $4.2 million are due in December 2023 and January 2024, respectively. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan with the lender at terms acceptable to us or at all. Additionally, we plan to repay the outstanding amounts under the 2022 Short Term Note pursuant to the terms of the 2022 Short Term Note agreement and to secure an additional debt arrangement.

We may need to raise additional capital. The need for additional capital depends on many factors, including, among other things, whether we can successfully renegotiate the terms of our debt arrangements, the rate at which our business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. We cannot provide assurance that we will be able to successfully access any such equity or debt financings, that the required equity or debt financings would be available on terms acceptable to us, if at all, or that any such financings would not be dilutive to our stockholders.

Our recent net loss, level of cash used in operations, debt obligations coming due in less than 12 months, potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital and renegotiate our debt arrangements raise substantial doubt about our ability to continue as a going concern. For us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must re-establish profitable operations, renegotiate the terms of our debt arrangements or raise additional capital when needed. Our current goal is to improve our financial condition and ultimately improve our financial results by increasing revenues through increased sales of existing DLCs and game titles, launches of new DLCs and game titles and reduced expenses. However, if we are unable to do so on a timely basis, we will be required to seek additional sources of capital, including, but not limited to, equity and/or debt financings. There is no guarantee that we will be able to obtain additional capital on terms acceptable to us, if at all. If we are unable to renegotiate the terms of our debt arrangements, raise additional capital or re-establish profitable operations, we will be unable to continue to fund our operations, develop new gaming content, realize value from our assets or discharge our liabilities in the normal course of business. If we are unable to continue as a going concern, we could be required to liquidate our assets, and potentially realize significantly less than the values at which our assets are carried on our unaudited condensed consolidated financial statements, and our stockholders could lose all or part of their investment in our common stock.

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 were prepared on a going concern basis in accordance with GAAP. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our unaudited condensed consolidated financial statements included in this Quarterly Report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 90.0% of our net revenue for the three months ended March 31, 2023, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 94.9% of our net revenue for the three months ended March 31, 2023. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 90.0% of our net revenue for the three months ended March 31, 2023. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the three months ended March 31, 2023, 90.7% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 90.7% of our net revenue by product platform for the three months ended March 31, 2023. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Failure to manage growth effectively could result in difficulty or delays in attracting new players, declines in quality or player satisfaction and demand for our games, increases in costs, difficulties in introducing new products and features or enhancing our offerings, loss of customers or consumers, difficulties in attracting or retaining talent or other operational difficulties, any of which could adversely affect our business, operating results and financial condition. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our customers and the overall economy is impacted by rising interest rates, inflation and the ongoing conflict in Ukraine.

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

Litigation or other legal proceedings relating to intellectual property claims, even if resolved in our favor, may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock or cause reputational harm. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property proceedings could harm our ability to compete in the marketplace. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects. For more information, see Item 1 of Part II, “Legal Proceedings.”

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

Our effective tax rate was 21% for both of the three month periods ended March 31, 2023 and 2022. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

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

We have significant debt obligations coming due within one year. Our current revolving loan has a balance of $9.0 million as of March 31, 2023, and is due for repayment on December 31, 2023. Our short-term note has a balance of $4.2 million as of March 31, 2023, and has even monthly debt service payments until the loan is fully repaid in January 2024. The Company intends to extend the revolving loan and faces the risk that we will be unable to extend. If we are unable to extend the loan, the Company may have significantly reduced unrestricted and restricted cash which could adversely impact our results of operations and ability to invest in the development and acquisition of IP. See Note 15, Revolving Loan, Short Term Note and Long-Term Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Hua Yuan International Limited, which beneficially owns 8.7% of our common stock and controls 1.1% of our voting power as of March 31, 2023, is indirectly controlled by China-Singapore Suzhou Industrial Park Ventures Co., Ltd., a Chinese state-owned entity. Recent political and economic tensions between the United States and China have negatively impacted certain public companies with stockholders that are Chinese state-owned entities. For example, in May 2021, three telecommunications companies with controlling stockholders that are Chinese state-owned entities — China Mobile Limited, China Unicom and China Telecom Corp., Ltd. — announced they would be delisted by the New York Stock Exchange pursuant to U.S. investment restrictions enacted in 2020. In addition, the Holding Foreign Companies Accountable Act, enacted in December 2020, requires SEC registrants to disclose whether an issuer is owned or controlled by a governmental entity in a foreign jurisdiction that does not allow inspection by the Public Group Accounting Oversight Board, principally including issuers based in China.

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

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our Class A common stock. As of March 31, 2023, we had 36,649,725 shares of common stock outstanding. This includes 35,000,000 shares that are currently restricted as a result of securities laws but will be able to be sold as described in the section entitled “Shares Eligible for Future Sale” of our Prospectus as filed by us with the SEC on November 10, 2022 pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1, as amended. We have also registered, and we intend to continue to register, all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates.

We cannot guarantee that our share repurchase program will be fully implemented or it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock (the “Share Repurchase Program”), which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors, at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of March 31, 2023, approximately $1.3 million of the Share Repurchase Program remains available for future repurchases. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

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

If any of these events occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, could be seriously harmed. In addition, our credit facility contains operating covenants, including maintenance of certain financial ratios. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants have in the past, and could in the future, result in a default under the credit facility and any future financial agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under our credit facility and any future financing agreements that we may enter into to become immediately due and payable. For more information on our credit facility, see Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we do not effectively remediate the material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified a material weakness in our internal control over financial reporting involving lack of sufficient financial reporting close controls, including certain disclosure controls, and a material weakness in our internal control over financial reporting involving lack of effective control over the identification of related party transactions as of March 31, 2023. See Item 4, “Controls and Procedures,” in this Quarterly Report for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. As a result of the material weaknesses, our management has concluded that our internal control over financial reporting were not effective as of March 31, 2023.

We are taking steps to remediate the material weakness, which include enhancing control procedures, hiring personnel with the depth of knowledge and experience to join our accounting and finance organization and inquiring of all executive management and board of directors of any contracts entered into on behalf of the Company, or its subsidiaries, on a quarterly basis. Further, the Company intends to review any unusual and recurring significant payments for related contracts. However, our efforts to remediate the material weaknesses may not be effective in preventing a future material weakness or significant deficiency in our internal control over financial reporting. If we do not effectively remediate the material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, which could cause our reported financial results to be materially misstated, result in the loss of investor confidence and cause the market price of our Class A common stock to decline.

We can give no assurance that the measures we have taken or plans to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

			Total Number of Shares	Approximate Dollar Value of
		Average	Purchased as Part of	Shares that May Yet Be
	Total Number of	Price Paid	Publicly Announced Plans	Purchased under the Plans or
	Shares Purchased	per Share	or Programs	Programs

In thousands, except per share amounts
Period
January 2023	153	$1.68	153	$1,333
February 2023	—	—	—	—
March 2023	—	—	—	—
Total	153		153

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. All share repurchases settled in the 3 month period ended March

31, 2023 were open market transactions. As of March 31, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Index

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022
3.2	Amended and Restated Bylaws of Snail, inc.	8-K	001-41556	3.1	November 15, 2022
10.4†	Offer Letter, dated as of March 27, 2023, between Hai Shi and Snail Games USA Inc.	10-K	001-41556	10.18	March 29, 2023
31.1	Certification of Chief Executive Officer of Snail, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on May 15, 2023.

Snail, Inc.

Date: May 15, 2023	By:	/s/ Jim S. Tsai
Jim S. Tsai
Chief Executive Officer

Date: May 15, 2023	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer