Form 10-Q
period 2023-06-30
Snail, Inc.
filed 2023-08-14
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 10, 2023
Class A Common Stock, par value $0.0001 per share	7,901,145
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 30, 2023

Table of Contents

		Page
	Cautionary Statement	ii

PART I. FINANCIAL INFORMATION		F-1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	F-1

	Snail, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (Unaudited)	F-1

	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 (Unaudited)	F-2

	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022 (Unaudited)	F-3

	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited)	F-4

	Snail, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of the Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION		40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Mine Safety Disclosures	65

Item 5.	Other Information	65

Item 6.	Exhibits	65

Signatures		66

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

Forward-looking statements appear in a number of places in this Quarterly Report and include, but are not limited to, statements regarding our intent, belief or current expectations. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified described in “Part II, Item 1A. – Risk Factors,” of this Quarterly Report. The statements we make regarding the following matters are forward-looking by their nature:

●	our ability to re-establish profitable operations, raise additional capital or renegotiate our debt arrangements;

●	our growth prospects and strategies;

●	launching new games and additional functionality to games that are commercially successful;

●	our expectations regarding significant drivers of our future growth;

●	our ability to retain and increase our player base and develop new video games and enhance our existing games;

●	competition from companies in a number of industries, including other casual game developers and publishers and both large and small, public and private multimedia companies;

●	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;

●	our relationships with third-party platforms such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore;

●	our ability to successfully enter new markets and manage our international expansion;

●	protecting and developing our brand and intellectual property portfolio;

●	costs associated with defending intellectual property infringement and other claims;

●	our future business development, results of operations and financial condition;

●	rulings by courts or other governmental authorities;

●	our Share Repurchase Program (as defined below), including expectations regarding the timing and manner of repurchases made under the Share Repurchase Program;

●	our plans to pursue and successfully integrate strategic acquisitions;

●	other risks and uncertainties described in this Quarterly Report, including those described in Item 1A of Part II, “Risk Factors”; and

●	assumptions underlying any of the foregoing.

Further information on risks, uncertainties and other factors that could affect our financial results are included in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including in Item 1A of Part II, “Risk Factors,” of this Quarterly Report and other periodic reports on Form 10-K and 10-Q filed or to be filed with the SEC. You should not rely on these forward-looking statements, as actual outcomes and results may differ materially from those expressed or implied in the forward-looking statements as a result of such risks and uncertainties. All forward-looking statements in this Quarterly Report are based on management’s beliefs and assumptions and on information currently available to us, and we do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

ii

PART I

Item 1. Condensed Consolidated Financial Statements.

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS

Current Assets:
Cash and cash equivalents	$2,960,160	$12,863,817
Restricted escrow deposit	1,025,193	1,003,804
Accounts receivable, net of allowances for credit losses of $19,929 and $31,525, respectively	4,963,566	6,758,024
Accounts receivable - related party, net	11,733,226	11,344,184
Loan and interest receivable - related party	102,745	101,753
Prepaid expenses - related party	2,500,000	-
Prepaid expenses and other current assets	12,216,801	10,565,141
Total current assets	35,501,691	42,636,723

Restricted cash and cash equivalents	1,113,960	6,374,368
Prepaid expenses - related party	5,582,500	5,582,500
Property, plant and equipment, net	4,881,629	5,114,799
Intangible assets, net - license - related parties	326,087	1,384,058
Intangible assets, net - other	272,119	272,521
Deferred income taxes	9,490,241	7,602,536
Other noncurrent assets	180,778	198,668
Operating lease right-of-use assets, net	3,032,069	3,606,398
Total assets	$60,381,074	$72,772,571

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$8,658,585	$9,452,391
Accounts payable - related party	19,611,207	19,918,259
Accrued expenses and other liabilities	2,678,848	1,474,088
Interest payable - related parties	527,770	527,770
Revolving loan	6,000,000	9,000,000
Short term note	2,916,667	5,416,666
Current portion of promissory note	2,845,303	86,524
Current portion of deferred revenue	4,125,505	4,335,404
Current portion of operating lease liabilities	1,437,140	1,371,227
Total current liabilities	48,801,025	51,582,329

Accrued expenses	384,150	457,024
Promissory note, net of current portion	-	3,221,963
Deferred revenue, net of current portion	4,660,343	5,216,042
Operating lease liabilities, net of current portion	2,191,465	2,930,529
Total liabilities	56,036,983	63,407,887

Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 9,251,420 shares issued, 7,901,145 and 8,053,771 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	925	925
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,875	2,875
Additional paid-in capital	25,708,907	23,436,942
Accumulated other comprehensive loss	(286,173)	(307,200)
Accumulated deficit	(11,914,059)	(4,863,250)
	13,512,475	18,270,292
Treasury stock at cost (1,350,275 and 1,197,649 shares as of June 30, 2023 and December 31, 2022, respectively)	(3,671,806)	(3,414,713)
Total Snail, Inc. equity	9,840,669	14,855,579
Noncontrolling interests	(5,496,578)	(5,490,895)
Total stockholders’ equity	4,344,091	9,364,684
Total liabilities, noncontrolling interests and stockholders’ equity	$60,381,074	$72,772,571

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenues, net	$9,892,253	$15,463,522	$23,350,741	$43,518,113
Cost of revenues	9,335,765	12,259,514	20,196,702	27,973,329

Gross profit	556,488	3,204,008	3,154,039	15,544,784

Operating expenses:
General and administrative	3,937,234	4,250,882	8,462,985	9,046,094
Research and development	1,200,842	179,050	2,574,639	363,006
Advertising and marketing	168,292	212,039	272,841	370,710
Depreciation and amortization	118,110	138,791	233,170	307,108
Total operating expenses	5,424,478	4,780,762	11,543,635	10,086,918

(Loss) income from operations	(4,867,990)	(1,576,754)	(8,389,596)	5,457,866

Other income (expense):
Interest income	19,791	17,705	51,264	33,077
Interest income - related parties	499	130,695	992	581,623
Interest expense	(296,237)	(186,213)	(590,820)	(352,268)
Interest expense - related parties	-	(1,496)	-	(3,222)
Other income	-	296,969	8,175	299,653
Foreign currency transaction (loss) gain	(21,845)	7,916	(24,212)	5,510
Total other (expense) income, net	(297,792)	265,576	(554,601)	564,373

(Loss) income before (benefit from) provision for income taxes	(5,165,782)	(1,311,178)	(8,944,197)	6,022,239

(Benefit from) provision for income taxes	(1,081,887)	(327,347)	(1,887,705)	1,202,303

Net (loss) income	(4,083,895)	(983,831)	(7,056,492)	4,819,936

Net (loss) income attributable to non-controlling interests	(4,464)	70,466	(5,683)	63,176

Net (loss) income attributable to Snail, Inc. and Snail Games USA Inc.	(4,079,431)	(1,054,297)	(7,050,809)	4,756,760

Comprehensive income statement:

Other comprehensive income (loss) related to currency translation adjustments, net of tax	18,707	(31,199)	21,027	(82,402)

Total comprehensive (loss) income	$(4,060,724)	$(1,085,496)	$(7,029,782)	$4,674,358

Net (loss) income attributable to Class A common stockholders:
Basic	$(879,665)	$(1,054,297)	$(1,522,005)	$4,756,760
Diluted	$(879,665)	$(1,054,297)	$(1,522,005)	$4,756,760

Net loss attributable to Class B common stockholders:
Basic	$(3,199,766)	$-	$(5,528,804)	$-
Diluted	$(3,199,766)	$-	$(5,528,804)	$-

(Loss) income per share attributable to Class A and B common stockholders:
Basic	$(0.11)	$(0.03)	$(0.19)	$0.14
Diluted	$(0.11)	$(0.03)	$(0.19)	$0.14

Weighted-average shares used to compute income per share attributable to Class A common stockholders(1):
Basic	7,901,145	35,000,000	7,914,096	35,000,000
Diluted	7,901,145	35,000,000	7,914,096	35,000,000

Weighted-average shares used to compute income per share attributable to Class B common stockholders:
Basic	28,748,580	-	28,748,580	-
Diluted	28,748,580	-	28,748,580	-

(1)	The shares used for the denominator in the calculation of EPS are the number of shares transferred in the reorganization transaction for comparative purposes. Snail Games USA Inc. did not have Class A common stock as of June 30, 2022.

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Common Stock - Snail Games USA Inc.		Class A Common Stock		Class B Common Stock		Additional Paid-In-	Due from Shareholder Loan and Interest	Accumulated Other Comprehensive	Retained	Treasury Stock		Snail Games USA Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Earnings	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2021	500,000	$5,000	-	$-	-	$-	$94,159,167	$(94,353,522)	$(266,557)	$16,045,231	-	$-	$15,589,319	$(5,537,266)	$10,052,053

Loan to shareholder		-	-	-	-	-	-	(450,681)	-	-	-	-	(450,681)	-	(450,681)

Foreign currency translation			-	-	-	-	-	-	(51,203)	-	-	-	(51,203)	-	(51,203)

Net income			-	-	-	-	-	-	-	5,811,057	-	-	5,811,057	(7,290)	5,803,767

Balance at March 31, 2022	500,000	$5,000	-	$-	-	$-	$94,159,167	$(94,804,203)	$(317,760)	$21,856,288	-	$-	$20,898,492	$(5,544,556)	$15,353,936

Loan to shareholder	-	-	-	-	-	-	-	(130,197)	-	-	-	-	(130,197)	-	(130,197)

Dividend distribution	-	-	-	-	-	-	(81,278,112)	94,934,400	-	(21,856,288)	-	-	(8,200,000)	-	(8,200,000)

Foreign currency translation	-	-	-	-	-	-	-	-	(31,199)	-	-	-	(31,199)	-	(31,199)

Net loss	-	-	-	-	-	-	-	-	-	(1,054,297)	-	-	(1,054,297)	70,466	(983,831)

Balance at June 30, 2022	500,000	$5,000	-	$-	-	$-	$12,881,055	$-	$(348,959)	$(1,054,297)	-	$-	$11,482,799	$(5,474,090)	$6,008,709

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2022	9,251,420	$925	28,748,580	$2,875	$23,436,942	$(307,200)	$(4,863,250)	(1,197,649)	$(3,414,713)	$14,855,579	$(5,490,895)	$9,364,684

Stock based compensation related to restricted stock units	-	-	-	-	152,595	-	-	-	-	152,595	-	152,595

Repurchase of common stock	-	-	-	-	-	-	-	(152,626)	(257,093)	(257,093)	-	(257,093)

Foreign currency translation	-	-	-	-	-	2,320	-	-	-	2,320	-	2,320

Net loss	-	-	-	-	-	-	(2,971,378)	-	-	(2,971,378)	(1,219)	(2,972,597)

Balance at March 31, 2023	9,251,420	$925	28,748,580	$2,875	$23,589,537	$(304,880)	$(7,834,628)	(1,350,275)	$(3,671,806)	$11,782,023	$(5,492,114)	$6,289,909

Return of dividend distribution tax withholding payment	-	-	-	-	1,886,600	-	-	-	-	1,886,600	-	1,886,600

Stock based compensation related to restricted stock units	-	-	-	-	232,770	-	-	-	-	232,770	-	232,770

Foreign currency translation	-	-	-	-	-	18,707	-	-	-	18,707	-	18,707

Net loss	-	-	-	-	-	-	(4,079,431)	-	-	(4,079,431)	(4,464)	(4,083,895)

Balance at June 30, 2023	9,251,420	$925	28,748,580	$2,875	$25,708,907	$(286,173)	$(11,914,059)	(1,350,275)	$(3,671,806)	$9,840,669	$(5,496,578)	$4,344,091

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Six Month Period Ended June 30,	2023	2022

Cash flows from operating activities:
Net income (loss)	$(7,056,492)	$4,819,936
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization - intangible assets - license	-	250,000
Amortization - intangible assets - license, related parties	1,057,971	3,701,959
Amortization - intangible assets - other	402	448
Amortization - loan origination fees	20,726	12,557
Depreciation and amortization - property and equipment	233,170	307,108
Stock-based compensation expense	385,365	-
Gain on lease termination	-	(122,533)
Gain on paycheck protection program and economic injury disaster loan forgiveness	-	(174,436)
Loss on disposal of fixed assets	-	2,433
Interest income from shareholder loan	-	(580,878)
Interest income from restricted escrow deposit	(21,389)	-
Deferred taxes	(1,887,705)	-

Changes in assets and liabilities:
Accounts receivable	1,794,458	4,730,110
Accounts receivable - related party	(389,042)	(2,505,580)
Prepaid expenses - related party	(2,500,000)	(4,375,000)
Prepaid expenses and other current assets	234,940	(984,632)
Other noncurrent assets	(2,903)	(15,944)
Accounts payable	(701,488)	1,323,972
Accounts payable - related party	(307,052)	(222,536)
Accrued expenses	1,131,886	363,240
Interest receivable - related parties	(992)	-
Interest payable - related parties	-	1,994
Lease liabilities	(98,822)	(69,188)
Deferred revenue	(765,599)	(3,021,554)
Net cash (used in) provided by operating activities	(8,872,566)	3,441,476

Cash flows from investing activities:
Purchases of property and equipment	-	(5,256)
Repayment on Pound Sand note	-	1,496,063
Net cash provided by investing activities	-	1,490,807

Cash flows from financing activities:
Repayments on promissory note	(46,517)	(38,759)
Repayments on short-term note	(2,916,666)	(2,083,333)
Repayments on revolving loan	(3,000,000)	-
Borrowings on short-term note	-	10,000,000
Payments on paycheck protection program and economic injury disaster loan	-	(90,198)
Refund of payments on paycheck protection program and economic injury disaster loan	-	48,305
Cash dividend declared and paid	-	(8,200,000)
Purchase of treasury stock	(257,093)	-
Payments of offering costs in accounts payable	(92,318)	-
Net cash used in financing activities	(6,312,594)	(363,985)

Effect of currency translation on cash and cash equivalents	21,095	(63,694)

Net (decrease) increase in cash and cash equivalents, and restricted cash and cash equivalents	(15,164,065)	4,504,604

Cash and cash equivalents, and restricted cash and cash equivalents - beginning of period	19,238,185	16,554,115

Cash and cash equivalents, and restricted cash and cash equivalents – end of period	$4,074,120	$21,058,719

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$568,908	$339,710
Income taxes	$270,802	$828,012
Noncash transactions during the period for:
Loan and interest payable - related parties	$-	$103,890
Loan and interest receivable - related parties	$-	$(103,890)
Loan and interest from shareholder	$-	$94,934,400
Dividend distribution	$-	$(94,934,400)
Noncash finance activity during the period for:
Refund of dividend withholding tax overpayment	$1,886,600	$-
Gain on paycheck protection program and economic injury disaster loan forgiveness	$-	$(174,436)

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain comparative amounts have been reclassified to conform with the current period presentation. The common stock of Snail Games USA Inc., as of June 30, 2022, has been reclassified as Class A common stock as the stockholders of the Snail Games USA Inc. common stock had their shares converted to Class A shares of Snail Inc. during the reorganization transaction that occurred amongst a common controlled group. For more information regarding the reorganization transaction see Note 20 - Equity.

During the six months ended June 30, 2023, certain comparative amounts have been reclassified due to immaterial errors identified by the Company in its presentation of certain server hosting costs. During the three months ended June 30, 2023, the Company began reporting all of its server hosting costs as costs of revenue whereas they were previously reported within both cost of sales and general and administrative expenses. The Company has assessed the materiality of these errors on its prior annual and interim financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to those consolidated financial statements. However, to correctly present cost of revenues, gross profit and general and administrative expenses, the reclassifications have been made throughout this report and accompanying note disclosures. The effects on the related captions in the condensed consolidated statements of operations and comprehensive income (loss) for all previously reported periods were as follows:

	For the three months ended March 31, 2022
	As reported	Adjustment	As adjusted
Cost of revenues	$14,889,017	$824,798	$15,713,815
Gross profit	13,165,574	(824,798)	12,340,776
General and administrative	5,620,010	(824,798)	4,795,212

	For the three months ended June 30, 2022
	As reported	Adjustment	As adjusted
Cost of revenues	$11,386,885	$872,629	$12,259,514
Gross profit	4,076,637	(872,629)	3,204,008
General and administrative	5,123,511	(872,629)	4,250,882

	For the six months ended June 30, 2022
	As reported	Adjustment	As adjusted
Cost of revenues	$26,275,902	$1,697,427	$27,973,329
Gross profit	17,242,211	(1,697,427)	15,544,784
General and administrative	10,743,521	(1,697,427)	9,046,094

	For the three months ended September 30, 2022
	As reported	Adjustment	As adjusted
Cost of revenues	$11,468,961	$955,106	$12,424,067
Gross profit	4,145,210	(955,106)	3,190,104
General and administrative	5,434,013	(955,106)	4,478,907

	For the nine months ended September 30, 2022
	As reported	Adjustment	As adjusted
Cost of revenues	$37,744,863	$2,652,533	$40,397,396
Gross profit	21,387,421	(2,652,533)	18,734,888
General and administrative	16,177,534	(2,652,533)	13,525,001

	For the twelve months ended December 31, 2022
	As reported	Adjustment	As adjusted
Cost of revenues	$49,507,888	$3,613,788	$53,121,676
Gross profit	24,936,253	(3,613,788)	21,322,465
General and administrative	22,327,746	(3,613,788)	18,713,958

	For the three months ended March 31, 2023
	As reported	Adjustment	As adjusted
Cost of revenues	$9,816,397	$1,044,540	$10,860,937
Gross profit	3,642,091	(1,044,540)	2,597,551
General and administrative	5,570,291	(1,044,540)	4,525,751

The condensed consolidated financial statements include the accounts of Snail, Inc. and the following subsidiaries:

Equity %
Subsidiary Name	Owned
Snail Games USA Inc.	100%
Snail Innovation Institute	70%
Frostkeep Studios, Inc.	100%
Eminence Corp	100%
Wandering Wizard, LLC	100%
Donkey Crew, LLC	99%
Interactive Films, LLC	100%
Project AWK Productions, LLC	100%
BTBX.IO, LLC	70%

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

Liquidity and Going Concern

The Company incurred a net loss of $7.1 million and negative cash flows of $15.2 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had cash and cash equivalents of $3.0 million, restricted cash and cash equivalents of $1.1 million and current debt of $9.0 million.

As of June 30, 2023, the Company’s 2021 Revolving Loan (as defined below) and 2022 Short Term Note (as defined below) of $6.0 million and $2.9 million are due in December 2023 and January 2024, respectively. Management intends to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan. However, there is no guarantee that management will be able to renegotiate the terms of the 2021 Revolving Loan with its lender on terms acceptable to the Company or at all. Additionally, management plans to repay the outstanding amounts under the 2022 Short Term Note pursuant to the terms of the 2022 Short Term Note agreement and to secure an additional debt arrangement. Currently, management expects that the Company will not be in compliance with its quarterly debt covenant for the three months ending September 30, 2023. Management is working with the lender to resolve the expected non-compliance with the debt covenant.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company may need to raise additional capital. The need for additional capital depends on many factors, including, among other things, whether the Company can successfully renegotiate the terms of its debt arrangements, the rate at which the Company’s business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. The Company cannot provide assurance that it will be able to successfully access any such equity or debt financings or that the required equity or debt financings would be available on terms acceptable to the Company, if at all, or that any such financings would not be dilutive to its stockholders.

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

Principal vs. Agent Consideration

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on our evaluation of the above indicators, for sales arrangements via Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve’s Steam, Epic Games Store, My Nintendo Store, and our retail distributor, the digital platforms and distributors have discretion in establishing the price for the specified good or service and the Company has determined it is the agent in the sales transaction to the end user and therefore the Company reports revenue on a net basis based on the consideration received from the digital storefront. For sales arrangements via Apple’s App Store and the Google Play Store, the Company has discretion in establishing the price for the specified good or service and it has determined that the Company is the principal to the end user and thus reports revenue on a gross basis and mobile platform fees charged by these digital storefronts are expensed as incurred and reported within cost of revenues.

Contract Balance

The Company records deferred revenue when cash payments are received or due in advance of its performance, even if amounts are refundable.

Deferred revenue is comprised of the transaction price allocable to the Company’s performance obligation on technical support and the sale of virtual goods available for in-app purchases, and payments received from customers prior to launching the games on the platforms. The Company categorizes the virtual goods as either “consumable” or “durable.” Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, the Company recognizes revenues from the sale of consumable virtual goods as the goods are consumed and the performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the players over an extended period of time; accordingly, the Company recognizes revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and the performance obligation is satisfied, which is generally the estimated service period, 30 to 90 days from date of activation.

The Company has a long-term title license agreement with a platform. The agreement was initially made between the parties in November 2018 and valid through December 31, 2021. The agreement was subsequently amended in June 2020 to extend the ARK 1 availability on the platform perpetually, effective January 1, 2022 and to put ARK 2 on the platform for three years upon release. The Company recognized $2.5 million in revenue related to ARK 1’s perpetual license during the six months ended June 30, 2022 and deferred $2.3 million related to ARK 2 that is included in the long-term portion of deferred revenue.

In November 2021, the Company entered an agreement with a platform to make ARK 1 available on a platform for a period of 5 weeks in exchange for $3.5 million. The platform launched the 5-week program on March 1, 2022 and the Company recognized the full amount of revenue from this contract during the period ended June 30, 2022.

Estimated Service Period

For certain performance obligations satisfied over time, the Company has determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which most faithfully depicts the timing of satisfying our performance obligation.

Shipping, Handling and Value Added Taxes (“VAT”)

The distributor, as the principal, is responsible for the shipping of the game discs to retail stores and incurring the shipping and VAT costs. The Company is paid the net sales amount after deducting shipping costs, VAT and other related expenses by the distributor.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game localization costs, game licenses, engine fees and amortization costs. Cost of revenues for the three and six months ended June 30, 2023 and 2022 were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Software license royalties - related parties	$1,906,786	$3,364,849	$4,769,799	$9,886,027
Software license royalties	254,400	-	606,839	-
License and amortization - related parties	4,862,320	6,350,980	10,057,971	12,701,959
License and amortization	201	100,224	402	250,448
Merchant fees	348,805	596,021	808,276	1,253,557
Engine fees	292,898	502,686	717,125	1,216,679
Internet, server and data center	1,611,047	1,344,754	3,151,737	2,664,659
Costs related to advertising revenue	59,308	-	84,553	-
Total:	$9,335,765	$12,259,514	$20,196,702	$27,973,329

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. For the three months ended June 30, 2023 and 2022, general and administrative expenses totaled $3,937,234 and $4,250,882, respectively. For the six months ended June 30, 2023 and 2022, general and administrative expenses were $8,462,985 and $9,046,094, respectively. Stock-based compensation of $216,706 and $369,301 was incurred during the three and six months ended June 30, 2023, respectively; no such compensation was incurred in the three and six months ended June 30, 2022.

Advertising and Marketing Costs

The Company expenses advertising costs as incurred. For the three months ended June 30, 2023 and 2022, advertising expenses totaled $168,292 and $212,039, respectively. For the six months ended June 30, 2023 and 2022, advertising expenses were $272,841 and $370,710, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development costs for the three months ended June 30, 2023 and 2022 were $1,200,842 and $179,050, respectively. For the six months ended June 30, 2023 and 2022, research and development costs were $2,574,639 and $363,006, respectively. Stock-based compensation of $16,064 was incurred during the three months ended June 30, 2023; no such compensation was incurred in the three and six months ended June 30, 2022.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of June 30, 2023 and December 31, 2022, there were non-controlling interests with the following subsidiaries:

Subsidiary Name	Equity % Owned	Non-Controlling %
Snail Innovative Institute	70%	30%
BTBX.IO, LLC	70%	30%
Donkey Crew, LLC	99%	1%

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash and Restricted Cash and Cash Equivalents

Cash is available for use in current operations or other activities such as capital expenditures and business combinations. Restricted cash and cash equivalents are time deposits, that are currently provided as a standby letter of credit to landlords.

Restricted Escrow Deposits

Our restricted deposits held in escrow are to provide a source of funding for certain indemnification obligations of Snail, Inc. to our underwriters in connection with our IPO. The deposit and related interest earnings are restricted for one year from the IPO date.

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable and accounts payable. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us for a similar duration except for the Company’s promissory note which has a fixed rate for 5 years, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2023 and December 31, 2022.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the current and long-term accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $457,024 as of June 30, 2023 and December 31, 2022. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of June 30, 2023 and December 31, 2022, the Company had deposits of $3,333,946 and $17,929,308, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, restricted escrow deposit and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. As of June 30, 2023 and December 31, 2022, the Company had three customers who accounted for approximately 68% and two customers who accounted for approximately 57% of consolidated gross receivables, respectively. Among the three customers as of June 30, 2023 and two customers as of December 31, 2022, each customer accounted for 29%, 25% and 14% as of June 30, 2023, and 29% and 28% as of December 31, 2022 of the consolidated gross receivables outstanding. During the three months ended June 30, 2023 and 2022, approximately 52% and 59%, respectively, of net revenue was derived from these customers. During the six months ended June 30, 2023 and 2022, approximately 56% and 61%, respectively of net revenue was derived from these customers. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of June 30, 2023 and December 31, 2022, the Company had three vendors who accounted for approximately 79% and two vendors who accounted for approximately 55% of consolidated gross payables, respectively. Among the three vendors as of June 30, 2023 and December 31, 2022, each vendor accounted for 55%, 13% and 11% as of June 30, 2023, and 43% and 12% as of December 31, 2022 of our consolidated gross payables outstanding. The loss of these vendors could have a significant impact on the Company’s financial performance and regulatory compliance.

The Company had one vendor, SDE Inc. (“SDE”), a related party, that accounted for 44% and 44% of the Company’s combined cost of revenues and operating expenses during the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, SDE accounted for 51% and 49% of the Company’s combined cost of revenues and operating expenses, respectively. Amounts payable to SDE are netted with receivables from them and presented as accounts receivable - related party in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $24,769 and $13,914 for the three months ended June 30, 2023 and 2022, and $51,388 and $27,096 for the six months ended June 30, 2023 and 2022, respectively.

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

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of June 30, 2023, there were 4,517,419 shares reserved for issuance under the 2022 Plan.

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

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three and six months ended June 30, 2023. As of June 30, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The diluted EPS for the period is calculated by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s common stock equivalents are measured using the treasury stock method and represent unvested restricted stock units and warrants. The Company issues two classes of common stock with differing voting rights, and as such, reports EPS using the dual class method. For comparative purposes the Company has presented EPS for the three and six months ended June 30, 2022 using the number of shares exchanged in the reorganization of the Company as the denominator. For more information see Note 19 – Earnings (Loss) Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
United States	$8,363,756	$13,971,832	$20,141,630	$40,258,628
International	1,528,497	1,491,690	3,209,111	3,259,485
Total revenue from contracts with customers:	$9,892,253	$15,463,522	$23,350,741	$43,518,113

Platform

Net revenue by platform for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Console	$3,626,475	$5,415,772	$9,400,065	$23,407,351
PC	3,367,369	6,943,036	8,379,549	13,627,472
Mobile	1,508,203	2,393,878	3,226,235	5,185,198
Other	1,390,206	710,836	2,344,892	1,298,092
Total revenue from contracts with customers:	$9,892,253	$15,463,522	$23,350,741	$43,518,113

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Digital	$6,993,844	$12,358,808	$17,779,614	$37,034,823
Mobile	1,508,203	2,393,878	3,226,235	5,185,198
Physical retail and other	1,390,206	710,836	2,344,892	1,298,092
Total revenue from contracts with customers:	$9,892,253	$15,463,522	$23,350,741	$43,518,113

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, which were in the ordinary course of business. As of June 30, 2023, the balance of deferred revenue was $8,785,848, of which $2.6 million is due to non-refundable payments. The Company is expecting to recognize $0.3 million of the $2.6 million in the next 12 months through the platform releases of certain DLCs and the remaining $2.3 million in the next 24 months through the release of ARK 2. The Company expects to recognize $4.1 million of current deferred revenues and $4.7 million of long term deferred revenue as revenue over the next 12 to 60 months. The revenue will be recognized primarily on a straight-line basis, based on our estimates of technical support obligations and activation of durable virtual goods. Activities in the Company’s deferred revenue as of June 30, 2023 and December 31, 2022 were as follows:

	2023	2022
Deferred revenue, beginning balance in advance of revenue recognition billing	$9,551,446	$20,280,934
Revenue recognized	(3,874,784)	(18,832,396)
Revenue deferred	3,109,186	8,102,908
Deferred revenue, ending balance	8,785,848	9,551,446
Less: short term portion	(4,125,505)	(4,335,404)
Deferred revenue, long term	$4,660,343	$5,216,042

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has $1,113,960 and $6,374,368 as of June 30, 2023 and December 31, 2022, respectively, as security for the debt with a financial institution (see Note 15 — Revolving Loan, Short Term Note, and Long-Term Debt) and to secure standby letters of credit with landlords. On June 21, 2023 the Company amended its revolving loan and $5,273,391 of restricted cash and cash equivalents was released. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of June 30, 2023 and June 30, 2022:

	2023	2022
Cash and cash equivalents	$2,960,160	$14,697,338
Restricted cash and cash equivalents	1,113,960	6,361,381
Cash and cash equivalents, and restricted cash and cash equivalents	$4,074,120	$21,058,719

NOTE 5 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, are collected by a related party and that the related party has not remitted back to the Company. The accounts receivable is offset by payables due to the related party for royalties, internet data center (“IDC”) and marketing costs. Accounts receivable — related party is non-interest bearing and due on demand. The related party is 100% owned and controlled by the wife of the Founder, Chief Strategy Officer and Chairman of the Company. As of June 30, 2023 and December 31, 2022, the outstanding balance of net accounts receivable from related party was as follows:

	2023	2022
Accounts receivable - related party	$13,578,520	$13,519,409
Less: Accounts payable - related party	(1,845,294)	(2,175,225)
Accounts receivable - related party, net	$11,733,226	$11,344,184

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – DUE FROM SHAREHOLDER

Other receivables from related party consisted of monies that the Company lent to the Company’s Founder, Chief Strategy Officer and Chairman, who is also the majority shareholder of Suzhou Snail. The loan bore 2.0% per annum interest. On April 26, 2022, the Company, with approval from its Board of Directors and in accordance with applicable laws and regulations, assigned the other receivables – related party (“due from shareholder” or the “Shi Loan”) of $94,934,400 outstanding including interest, to Suzhou Snail, which assumed the loan as creditor. Simultaneously, the Company declared and paid Suzhou Snail an in-kind dividend with an aggregate amount equal to $94,934,400 on April 26, 2022; see Note 7 – Dividend Distribution. As of December 31, 2022, the other receivable was $0 and no longer reflected on the Company’s consolidated balance sheets. The loan accrued interest of $0 and $130,197 during the three months ended June 30, 2023 and 2022 respectively. During the six months ended June 30, 2023 and 2022, the loan accrued interest of $0 and $580,878, respectively. The earned interest is reported in interest income – related parties in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

NOTE 7 – DIVIDEND DISTRIBUTION

On April 26, 2022, the Company declared an in-kind dividend of $94,934,400 for the assignment of the due from shareholder and a cash dividend of $8,200,000 to pay the related withholding taxes; see Note 6 – Due from Shareholder. There were no such distributions during the six months ended June 30, 2023. In April 2023, the Company filed its annual withholding tax return Form 1042 and recognized a refund receivable related to the withholding taxes paid in the amount of $1,886,600. The refund is included in the prepaid expenses and other current assets and additional paid-in capital in the accompanying condensed consolidated balance sheets as of June 30, 2023 and the condensed consolidated statements of equity for the three months ended June 30, 2023.

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

During the six months ended June 30, 2023, the Company prepaid $2,500,000 for exclusive license rights for an ARK 1 DLC to SDE. During the year ended December 31, 2022, the Company prepaid $5,000,000 for exclusive license rights to ARK 2 to SDE. Prepaid expenses — related party consisted of the following as of June 30, 2023 and December 31, 2022:

	2023	2022
Prepaid royalties	$582,500	$582,500
Prepaid licenses	7,500,000	5,000,000
Prepaid expenses - related party, ending balance	8,082,500	5,582,500
Less: short-term portion	(2,500,000)	—
Total prepaid expenses - related party, long-term	$5,582,500	$5,582,500

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of June 30, 2023 and December 31, 2022:

	2023	2022
Prepaid income taxes	$9,894,191	$9,822,603
Withholding refund receivable	1,886,600	—
Other prepaids	106,798	80,271
Other current assets	329,212	662,267
Total prepaid expenses and other current assets	$12,216,801	$10,565,141

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022:

	2023	2022
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,821,819	1,821,819
Furniture and fixtures	411,801	411,801
	9,534,357	9,534,357
Accumulated depreciation	(4,652,728)	(4,419,558)
Property, plant and equipment, net	$4,881,629	$5,114,799

Depreciation and amortization expense was $118,110 and $138,791 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense was $233,170 and $307,108 for the six months ended June 30, 2023 and 2022, respectively. The Company did not have any disposals during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company disposed of $11,615 in computer equipment with an accumulated depreciation of $9,182. The total loss resulting from the disposal of the assets amounted to $2,433. The Company’s subsidiary, Donkey Crew, LLC, held net property, plant and equipment outside of the United States in the amount of $6,975 and $13,569, as of June 30, 2023 and December 31, 2022, respectively.

NOTE 11 – INTANGIBLE ASSETS

Intangible assets consist of game licenses, game software underlying intellectual property rights, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
License rights from related parties	$136,665,000	$(136,338,913)	$—	$326,087	3 - 5 years
License rights	$3,000,000	$(3,000,000)	$—	$—	5 years
Intangible assets - other:
Software	$51,784	$(51,784)	$—	$—	3 years
Trademark	10,745	(9,512)	—	1,233	12 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(61,296)	$—	$272,119

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
License rights from related parties	$136,665,000	$(135,280,942)	$—	$1,384,058	3 - 5 years
License rights	$3,000,000	$(3,000,000)	$—	$—	5 years
Intangible assets - other:
Software	$51,784	$(51,784)	$—	$—	3 years
Trademark	10,745	(9,110)	—	1,635	12 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(60,894)	$—	$272,521

Amortization expense was $362,520 and $1,951,204 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $1,058,373 and $3,952,407 for the six months ended June 30, 2023 and 2022, respectively. These amounts are included in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The weighted average remaining useful life for which amortization expense will be recognized is 0.5 years as of June 30, 2023. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2023	$326,489
2024	804
2025	27
2026	—
2027	—
Thereafter	270,886
$598,206

NOTE 12 – ACCOUNTS PAYABLE — RELATED PARTY

Accounts payable due to related party represents payables in the ordinary course of business primarily for purchases of game distribution licenses and also the royalties due to Suzhou Snail. As of June 30, 2023 and December 31, 2022, the Company had $19,611,207 and $19,918,259, respectively, as accounts payable due to Suzhou Snail. During the three months ended June 30, 2023 and 2022, the Company incurred $70,425 and $98,573, respectively as license costs due to Suzhou Snail and included in cost of revenues. During the six months ended June 30, 2023 and 2022, the Company incurred $142,948 and $222,033, respectively as license costs due to Suzhou Snail and included in cost of revenues. During the six months ended June 30, 2023 and 2022, respectively, there were $450,000 and $444,263 in payments to Suzhou Snail for royalties. There were no license cost payments made to Suzhou Snail during the three months ended June 30, 2023 and 2022, respectively.

NOTE 13 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company lent $200,000 to a wholly owned subsidiary of Suzhou Snail, the loan bears 2.0% per annum interest, interest and principal are due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. Please refer to Note 14 — Loan Payable and Interest Payable — Related Parties. The total amount of loan and interest receivable — related parties was $102,745 and $101,753, as of June 30, 2023 and December 31, 2022, respectively. The Company earned $499 and $499 in interest on the related party loans receivable during the three months ended June 30, 2023 and 2022, respectively. Interest earned on the related party loans receivable during the six months ended June 30, 2023 and 2022, was $992 and $745, respectively.

NOTE 14 – LOAN PAYABLE AND INTEREST PAYABLE — RELATED PARTIES

The Company had a loan amount due to related parties of $400,000 bearing 2.00% per annum interest. $300,000 of the loan is from a wholly owned subsidiary of Suzhou Snail and due in June 2022, and $100,000 is from Suzhou Snail and due in December 2023. The $100,000 loan along with $3,890 interest payable to Suzhou Snail was offset by the loan receivable Suzhou Snail assumed in February 2022. Please refer to Note 13 — Loan and Interest Receivable — Related Party. In July 2022, the Company paid off the

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

outstanding principal balance of $300,000. As of June 30, 2023 and December 31, 2022, the total loan payable — related parties amounted to $0 and total unpaid interest amounted to $527,770, as of June 30, 2023 and December 31, 2022. Interest expenses for the loans payable to related parties were $0 and $1,496 during the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the interest expenses for the loans payable to related parties were $0 and $3,222, respectively.

NOTE 15 – REVOLVING LOAN, SHORT TERM NOTE AND LONG - TERM DEBT

	June 30, 2023	December 31, 2022
2021 Revolving Loan - On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance to $6,000,000. The amended revolver matures on December 31, 2023 and has an annual interest rate equal to the prime rate less 0.25%. At June 30, 2023, the interest rate on this loan was 8.00%. The revolver was secured by certificate of deposit accounts held with the financial institution and that were released in accordance with the 2023 amendment. Debt covenants of this loan required the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The debt service covenant was temporarily lifted as part of the revolving loan amendment for the twelve month period ended June 30, 2023.	$6,000,000	$9,000,000
2021 Promissory Note - On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10, the loan is secured by the Company’s building and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt service coverage ratio for the twelve month period ended June 30, 2023 and received a waiver from the lender.	2,845,303	2,891,820
2022 Short Term Note - On January 26, 2022, the Company amended its revolving loan and long-term debt agreements to obtain an additional note with a principal balance of $10,000,000 which was originally set to mature on January 26, 2023. Interest shall be equal to the higher of 3.75% or the Wall Street Journal Prime Rate plus 0.50%. The loan is secured by the Company’s assets. In the event of a default, all outstanding amounts under the note will bear interest at a default rate equal to 5% over the note rate. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and will be measured quarterly. The debt service covenant was temporarily lifted as part of the June 21, 2023 revolving loan amendment for the twelve month period ended June 30, 2023. In November 2022, the maturity was extended to January 26, 2024 and the interest rate amended to the higher of the Wall Street Journal Prime Rate less 0.25%, or 5.75%. At June 30, 2023, the interest rate on this loan was 8.00%.	2,916,667	5,833,333
Total	11,761,970	17,725,153
Less: current portion of promissory note	2,845,303	86,524
Less: revolving loan	6,000,000	9,000,000
Less: current portion of short term note	2,916,667	5,416,666
Total long-term debt	$-	$3,221,963

Total interest expense for the above debt and revolver loan amounted to $294,749 and $179,602 for the three months ended June 30, 2023 and 2022, respectively. Total interest expense for the above debt and revolver loan amounted to $588,994 and $339,691 for the six months ended June 30, 2023 and 2022, respectively. Amortization of loan origination expenses of $11,814 and $6,591 are included as part of interest expense for the three months ended June 30, 2023 and 2022, respectively. Amortization of loan origination expenses of $20,726 and $12,557, are included as part of interest expense for the six months ended June 30, 2023 and 2022, respectively. As a result of the amendment to the revolving loan the Company recognized $2,903 as additional amortization of loan origination expenses during the three months ended June 30, 2023. The Company is in compliance with, or received waivers for, its debt covenants as of June 30, 2023 and December 31, 2022.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides future minimum payments of its long-term debt as of December 31:

Years ending December 31,	Amount
Remainder of 2023	$8,540,007
2024	499,414
2025	86,013
2026	89,115
2027	92,329
Thereafter	2,455,092
$11,761,970

NOTE 16 – INCOME TAXES

The Company recognized an income tax benefit of $1,081,887 and $327,347 for the three months ended June 30, 2023 and 2022, respectively. The income tax benefit of $1,887,705 and income tax expense of $1,202,303 for the six months ended June 30, 2023 and 2022, reflects an effective tax rate of 21% and 20%, respectively. As of June 30, 2023 the Company’s effective tax rate did not differ from the federal statutory rate of 21%.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of June 30, 2023. The Company has concluded that the positive evidence of reversing taxable temporary differences, indefinite lived nature of certain tax attributes on hand, level of historical taxable income, projections of future taxable income and cumulative pre-tax book income on a rolling twelve-quarter basis to outweigh the negative evidence of recent losses. Accordingly, the Company has not provided for additional valuation allowance as of June 30, 2023. The realization of the deferred tax assets is contingent upon the Company’s upcoming new game releases to generate sufficient future taxable income. In the event that negative evidence outweighs positive evidence in future periods, the Company may need to record additional valuation allowance, which could have a material impact on our financial position.

The Company and its subsidiaries currently file tax returns in the United States (federal and state) and Poland. The statute of limitations for its consolidated federal income tax returns are open for tax years ended December 31, 2019 and after. The statute of limitations for its consolidated state income tax returns are open for tax years ended December 31, 2018 and after. All tax periods for its Polish subsidiary are currently subject to examination since its inception in 2018. While the Company has historically only filed a state tax return in California, the management has accrued income tax liabilities for additional states as of June 30, 2023 and December 31, 2022, respectively and is also undergoing the Voluntary Disclosure Agreement process in additional states.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April, 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of June 30, 2023 and December 31, 2022, the Company’s net operating lease right-of-use assets amounted to $3,032,069 and $3,606,398, respectively. The Company had variable lease payments of approximately $15,295 and $8,684 during the three months ended June 30, 2023 and 2022, respectively. Variable lease payments were $39,805 and $27,017 during the six months ended June 30, 2023 and 2022, respectively, which consisted primarily of common area maintenance charges and administrative fees. During the six months ended June 30, 2022 the Company terminated one of its lease contracts and recognized a gain on the lease termination of $122,533. There was no such termination during the six months ended June 30, 2023. The effect of the termination on the related lease asset and liability were as follows:

	Right of	Accumulated	Lease Liability		Gain on
	Use Asset	Amortization	Current	Long Term	Termination
Lease Terminations	$(1,301,571)	$907,370	$442,704	$74,030	$122,533

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating lease costs	$381,300	$424,098	$778,862	$815,958
Short term lease costs	-	-	-	-
Total operating lease costs	$381,300	$424,098	$778,862	$815,958

Supplemental information related to operating leases for lease liabilities as of June 30, 2023 and June 30, 2022 is as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$770,508	$747,474
Weighted average remaining lease term	2.4 years	3.4 years
Weighted average discount rate	5.00%	5.00%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of June 30, 2023 are as follows:

	Future lease payments	Imputed Interest	Lease Liabilities
Years ending December 31,	Amount
Remainder of 2023	$778,382	$80,306	$698,076
2024	1,610,844	105,810	1,505,034
2025	1,453,785	28,290	1,425,495
Thereafter	—	—	—
Total future lease payments	$3,843,011	$214,406	$3,628,605

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

At this time, the Company is unable to quantify the magnitude of the potential loss should the plaintiffs’ lawsuit succeed and accordingly no accrual for loss has been recorded in the accompanying financial statements.

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, Inc. (“INDIEV”), an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County. Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. Snail Games USA Inc. disputes the allegations and the amount of damages. The Company has responded to the complaint with an answer and cross-complaint. The cross-complaint seeks return for the $130,000 security deposit. The landlord has answered and denied the allegations of the cross-complaint. The Company intends to vigorously defend against the claims asserted.

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

At this time, the Company is unable to quantify the magnitude of the potential loss should the plaintiffs’ lawsuit succeed and accordingly no accrual for loss has been recorded in the accompanying financial statements.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – EARNINGS (LOSS) PER SHARE

The Company uses the two class method to compute its basic earnings (loss) per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The following table summarizes the computations of basic EPS and diluted EPS. The allocation of earnings between Class A and Class B shares is based on their respective economic rights to the undistributed earnings of the Company. Basic EPS is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur using the treasury stock method. The restricted stock units and underwriters warrants were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect for the three and six months ended June 30, 2023. There were no such exclusions made in the 2022 calculation. For the three and six months ended June 30, 2022, the Company has used the number of shares transferred in the reorganization transaction for the denominator in the EPS calculation. The following table provides a reconciliation of the weighted average number of shares used in the calculation of basic and diluted EPS.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Basic Earnings Per Share:
Net (loss) income attributable to Class A common stockholders	$(879,665)	$(1,054,297)	$(1,522,005)	$4,756,760
Net (loss) attributable to Class B common stockholders	(3,199,766)	-	(5,528,804)	-
Total net (loss) income attributable to Snail Inc and Snail Games USA Inc.	$(4,079,431)	$(1,054,297)	$(7,050,809)	$4,756,760
Class A weighted average shares outstanding - basic	7,901,145	35,000,000	7,914,096	35,000,000
Class B weighted average shares outstanding - basic	28,748,580	-	28,748,580	-
Class A and B basic earnings per share	$(0.11)	$(0.03)	$(0.19)	$0.14

Diluted Earnings Per Share:
Net (loss) income attributable to Class A common stockholders	$(879,665)	$(1,054,297)	$(1,522,005)	$4,756,760
Net (loss) attributable to Class B common stockholders	$(3,199,766)	$-	$(5,528,804)	$-
Class A weighted average shares outstanding - basic	7,901,145	35,000,000	7,914,096	35,000,000
Dilutive effects of common stock equivalents	-	-	-	-
Class A weighted average shares outstanding - diluted	7,901,145	35,000,000	7,914,096	35,000,000
Class B weighted average shares outstanding - basic	28,748,580	-	28,748,580	-
Dilutive effects of common stock equivalents	-	-	-	-
Class B weighted average shares outstanding - diluted	28,748,580	-	28,748,580	-
Diluted (loss) earnings per Class A and B share	$(0.11)	$(0.03)	$(0.19)	$0.14

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Underwriters Warrants and Over-Allotment Option are legally detachable and separately exercisable from each other and from the Firm Shares; therefore, they meet the definition of freestanding and are not considered embedded in the Firm Shares.

The Underwriters Warrants are considered indexed to the Company’s own stock. Additionally, the Company concludes that the Underwriters Warrants meet all requirements for equity classification. Because the Underwriters Warrants are issued to the Underwriters for their services and can be exercised immediately (subject to certain transfer conditions) they will be measured at their fair value on their date of issuance and recorded within stockholders’ equity. As long as the Underwriters Warrants remain classified as equity, they shall not be revalued. The fair value of the Underwriters Warrants was determined using the Black-Scholes model. The key assumptions used in the valuation were an average expected volatility of 53%, discount rate of 4.49% and remaining term of 3 years.

The Company allocates all the issuance costs to the firm shares as a reduction of proceeds.

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units activity with directors for the six months ended June 30, 2023. There were no activities during the six months ended June 30, 2022.

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2023	24,000	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of June 30, 2023	24,000	$5.00

The grant date fair value of RSUs granted to directors is based on the quoted market price of our common stock on the date of grant.

Our RSUs granted to employees vest upon the achievement of pre-determined performance-based milestones as well as service conditions (“PSUs”). The pre-determined performance-based milestones are based on specified percentages of the PSUs that would vest at each of the first five anniversaries of the IPO date if the Company’s average annual growth rate (“AAGR”) is calculated to be at a target percentage or above during the period between the Company’s IPO Date and the annual revenue for each of the anniversary year. If these performance-based milestones are not met but service conditions are met, the PSUs will not vest, in which case any compensation expense the Company has recognized to date will be reversed. Generally, the total aggregate measurement period of our PSUs is 5 years, with awards cliff-vesting after each annual measurement period during the total aggregate measurement period.

Each quarter, the Company updates our assessment of the probability that the performance milestones will be achieved. The Company amortizes the fair values of PSUs over the requisite service period. Each performance-based milestone is weighted evenly and the number of shares that vest based on each performance-based milestone is independent from the other.

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the six months ended June 30, 2023. There were no activities during the six months ended June 30, 2022.

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2023	1,197,552	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(20,971)	5.00
Outstanding as of June 30, 2023	1,176,581	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Repurchase Activity

All share repurchases settled in the six months ended June 30, 2023 were open market transactions. As of June 30, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Stock-Based Compensation Expense

Stock-based compensation expense resulting from RSUs and PSUs of $369,301 and $216,706 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023, respectively. Stock-based compensation expense resulting from PSUs of $16,064 and $0 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023, respectively. There were no stock-based compensation expenses incurred during the three and six months ended June 30, 2022.

During the three months ended June 30, 2023 and 2022, the Company recognized approximately $50,801 and $0 respectively, of deferred income tax benefit related to our stock-based compensation expense. During the six months ended June 30, 2023 and 2022, the Company recognized approximately $82,877 and $0 respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of June 30, 2023, our total unrecognized compensation cost related to RSUs and PSUs was approximately $1.6 million and is expected to be recognized over a weighted-average service period of 2.8 years.

NOTE 21 – SUBSEQUENT EVENTS

On July 26, 2023, the Company entered into a cooperation agreement with an internet, server and datacenter vendor, Marbis GmbH (“Marbis”). The Company agreed to make Mabis the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of seven years. In return, Marbis will grant to the Company funding up to the amount of $4,046,932, which includes the outstanding amount of $1,046,932 included in the Company’s accrued expenses and other liabilities as of June 30, 2023. Pursuant to the agreement, Marbis has agreed to provide the Company with funds in cash in an aggregate amount of up to $3,000,000 without discount and free of bank charges and costs to the Company.

On July 27, 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless cancelled. Upon executing the distribution agreement, the Company received $1.8 million as a prepaid royalty that will be reported as deferred revenue until the release of ARK: Survival Ascended and ARK II.

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

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK: Survival Evolved, is a leader within the sandbox survival genre with 87.2 million console and PC installs through June 30, 2023. See “— Key Performance Metrics and Non-GAAP Measures.” In the three and six months ended June 30, 2023, ARK: Survival Evolved averaged a total of 240,522 and 258,245 daily active users (“DAUs”) on the Steam and Epic platforms as compared to 359,077 and 308,769 DAUs in the three and six months ended June 30, 2022, respectively. We experienced a peak of approximately 1,113,143 DAUs in June 2022. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended June 30, 2023 and 2022, we generated 83.0% and 87.5%, respectively, of our revenues from ARK: Survival Evolved. For the six months ended June 30, 2023 and 2022, we generated 87.1% and 91.2%, respectively, of our revenues from ARK: Survival Evolved.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through June 30, 2023, our ARK franchise game has been played for 3.3 billion hours with an average playing time per user of more than 162 hours and with the top 21.0% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended June 30, 2023 and 2022, our net revenue was $9.9 million and $15.5 million, respectively. For the six months ended June 30, 2023 and 2022, our net revenue was $23.4 million and $43.5 million, respectively. During the three months ended June 30, 2023, approximately 36.7% of our revenue came from consoles, 34.0% from PC and 15.2% from mobile platforms. During the six months ended June 30, 2023, approximately 40.3% of our revenue came from consoles, 35.9% from PC and 13.8% from mobile platforms. We had a net loss of $4.1 million for the three months ended June 30, 2023 as compared to a net loss of $1.0 million for the three months ended June 30, 2022. For the six months ended June 30, 2023 we had a net loss of $7.1 million, as compared to net income of $4.8 million for the six months ended June 30, 2022.

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

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 41.5 million units between January 1, 2016 and June 30, 2023. During the three months ended June 30, 2023, we sold 1.0 million units compared to 1.7 million units in the three months ended June 30, 2022. During the six months ended June 30, 2023 and 2022, we sold 2.7 million units and 3.0 million units, respectively. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing on new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, Ark: Survival Evolved is our master game and Ark: Genesis is a DLC.

While we believe we have a significant opportunity to grow our installed base, we anticipate that our overall install growth rate will fluctuate over time as we continue to release new master games and companion DLCs. Download rates and user engagement may increase or decrease based on other factors such as growth in console, PC and mobile games, ability to release content, market effectively and distribute to users.

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

Units Sold may be impacted by several factors that could cause fluctuations on a quarterly basis, such as game releases, our promotional activities, which most often coincide with the global holiday season in the fourth and first quarters of each year, promotional sales on digital platforms, console release cycles and new digital platforms. Future growth in Units Sold will depend on our ability to launch new games and features and the effectiveness of marketing strategies. Units Sold decreased by 0.7 million, or 40.5% in the three months ended June 30, 2023, as compared to the three month period ended June 30, 2022. The decrease was due to a sales promotion that was typically ran in the month of April by a significant platform partner of the Company, and did not begin until the end of the period and the anticipated release of ARK: Survival Ascended. Units Sold decreased by 0.3 million, or 9.7%, in the six months ended June 30, 2023, as compared to the six month period ended June 30, 2022, due to decreased sales promotions run across the Company’s platform partners.

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(in millions)
Units Sold(1)	1.0	1.7	(0.7)	-40.5%	2.7	3.0	(0.3)	-9.7%

(1) Units Sold include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

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

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions)
Total net revenue	$9.9	$15.5	$(5.6)	-36.0%	$23.4	$43.5	$(20.1)	-46.3%
Change in deferred net revenue	(0.6)	(0.4)	(0.2)	59.6%	(0.8)	(3.0)	2.2	-74.7%
Bookings	$9.3	$15.1	$(5.8)	-38.5%	$22.6	$40.5	$(17.9)	-44.2%

For the three months ended June 30, 2023, bookings decreased by $5.8 million, or 38.5%, compared to the three months ended June 30, 2022, primarily as a result of a decrease in ARK revenues and in-game purchases which contributed to $5.3 million of the decrease during the three months ended June 30, 2022. The decrease in ARK revenues during the three months ended June 30, 2023 was due partially to fewer sales days in the period and the anticipated release of ARK: Survival Ascended.

For the six months ended June 30, 2023, bookings decreased by $17.9 million, or 44.2%, compared to the six months ended June 30, 2022, primarily as a result of decreased ARK revenues in 2023 due to decreased average selling prices (“ASPs”) and in-game purchases which contributed to $8.4 million of the decrease and no one-time contract payments during the six months ended June 30, 2023 while there was $8.5 million in one-time contract payments and $2.5 million in one-time deferred contract revenue recognized during the six months ended June 30, 2022. These were partially offset by a decrease in the change in deferred revenue of $2.2 million.

EBITDA

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure. We define EBITDA as net income (loss) before (i) interest income, (ii) interest expense, (iii) provision for (benefit from) income taxes, and (iv) depreciation and amortization expense, property and equipment.

EBITDA as calculated herein may not be comparable to similarly titled measures reported by other companies within the industry and is not determined in accordance with GAAP. Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or unexpected items. We may also incur expenses that are the same, or similar to, some of the adjustments in this presentation. EBITDA decreased by $3.7 million, or 322.0%, due primarily to a reduction in net income of $3.1 million and a decrease in the income tax provision of $0.8 million during the three months ended June 30, 2023 as compared to three months ended June 30, 2022. During the six months ended June 30, 2023, EBITDA decreased by $14.4 million, or 234.8%, due to a reduction in net income of $11.9 million and a decrease in the income tax provision of $3.1 million; which was partially offset by a decrease in interest income and interest income - related parties of $0.5 million as compared to the six months ended June 30, 2022.

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions)
Net (loss) income	$(4.1)	$(1.0)	$(3.1)	-315.1%	$(7.1)	$4.8	$(11.9)	-245.7%
Interest income and interest income – related parties	-	(0.1)	0.1	86.3%	(0.1)	(0.6)	0.5	-91.5%
Interest expense and interest expense – related parties	0.3	0.2	0.1	57.8%	0.6	0.4	0.2	66.2%
(Benefit from) provision for income taxes	(1.1)	(0.3)	(0.8)	-230.5%	(1.9)	1.2	(3.1)	-259.9%
Depreciation and amortization expense, property and equipment	0.1	0.1	-	-22.1%	0.2	0.3	(0.1)	-27.3%
EBITDA	$(4.8)	$(1.1)	$(3.7)	-322.0%	$(8.3)	$6.1	$(14.4)	-234.8%

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

Our net revenues through our top four platform providers as a proportion of our total net revenue for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions)
Platform 1	$3.2	$6.5	$(3.3)	-50.8%	$8.0	$12.7	$(4.7)	-37.3%
Platform 2	1.2	2.6	(1.4)	-54.7%	3.6	13.6	(10.0)	-73.6%
Platform 3	1.0	1.4	(0.4)	-31.0%	2.2	6.6	(4.4)	-66.1%
Platform 4	0.7	0.4	0.3	101.2%	1.9	0.8	1.1	14630.0%
All Other Revenue	3.8	4.6	(0.8)	-17.0%	7.7	9.8	(2.1)	-22.1%
Total	$9.9	$15.5	$(5.6)	-36.0%	$23.4	$43.5	$(20.1)	-46.3%

We expect changes in revenue to correlate with trends in the use and purchase of our games. The decrease in net revenues of Platforms 1, 2, and 3 during the three month periods ended June 30, 2023 and 2022 was due to the decreased ASP of the ARK 1 franchise due to more sales days in the 2023 period. The increase in net revenues of Platform 4 was due to the remastered version of ARK 1 being released in the first quarter of 2023.

The decrease in net revenues of Platform 1 during the six month periods ended June 30, 2023 and 2022 was due to the decreased ASP of the ARK 1 franchise due to more sales days in the 2023 period. The decrease in net revenues of Platforms 2 and 3 were due to one off payments and deferred revenues recognized in the 2022 period, in addition to reduced ASP’s. The increase in net revenues of Platform 4 was due to the release of a remastered and upgraded version of ARK 1 on the platform during the six month period ended June 30, 2023.

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

(Benefit from) provision for income taxes

The (benefit from) provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 21% did not differ from the federal rate of 21%.

Results of Operations

Comparison of the three months ended June 30, 2023 versus the three months ended June 30, 2022

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(in millions)
Revenues, net	$9.9	$15.5	$(5.6)	(36.0)%
Cost of revenues	9.3	12.3	(3.0)	(23.8)%
Gross profit	0.6	3.2	(2.6)	(82.6)%
Operating expenses:
General and administrative	4.0	4.3	(0.3)	(7.4)%
Research and development	1.2	0.2	1.0	570.7%
Advertising and marketing	0.2	0.2	—	(20.6)%
Depreciation and amortization	0.1	0.1	—	(14.9)%
Total operating expenses	5.5	4.8	0.7	13.5%
(Loss) from operations	$(4.9)	$(1.6)	$(3.3)	(208.7)%

Revenues

Net revenues for the three months ended June 30, 2023 decreased by $5.6 million, or 36.0%, compared to the three months ended June 30, 2022. The decrease in net revenues was due to a decrease in sales of ARK, partially attributed to a decrease in the number of days on sale in one of our primary platform partners and partially due to the upcoming release of ARK: Survival Ascended. ARK sales and in-game purchases decreased by $5.3 million. Sales of the Company’s smaller titles decreased by a collective $0.6 million. These decreases in the Company’s smaller titles were partially offset by an increase of $0.1 million in revenue related to West Hunt.

Cost of revenues

Cost of revenues for the three months ended June 30, 2023 decreased by $3.0 million, or 23.8%, compared to the three months ended June 30, 2022.

Cost of revenues for the three months ended June 30, 2023 and 2022 comprised the following:

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(in millions)
Software license royalties - related parties	$1.9	$3.4	$(1.5)	(43.3)%
Software license royalties	0.3	—	0.3	100.0%
License and amortization - related parties	4.9	6.4	(1.5)	(23.4)%
License and amortization	—	0.1	(0.1)	(99.8)%
Merchant fees	0.3	0.6	(0.3)	(41.5)%
Engine fees	0.3	0.5	(0.2)	(41.7)%
Internet, server and data center	1.6	1.3	0.3	19.8%
Total:	$9.3	$12.3	$(3.0)	(23.8)%

The decrease in cost of revenues for the three months ended June 30, 2023 was due to a decrease in ARK related royalties of $1.2 million, a decrease in merchant fees of $0.3 million, commensurate with the decrease in ARK sales, and a decrease in engine fees of $0.2 million. The Company also reported a decrease in license and amortization cost of $1.6 million due to a lower amortizable base that is the result of the age of certain licenses. These were offset by increased internet, server and data center costs of $0.3 million, primarily driven by increased server hosting rates.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 decreased by $0.3 million, or 7.4%. The decrease in general and administrative expenses was primarily due to a decrease in legal and professional expenses of $0.8 million offset by increased public company expenses of $0.3 million and increased insurance expenses of $0.2 million during the three months ended June 30, 2023.

Research and development expenses

Research and development expenses for the three months ended June 30, 2023 increased by $1.0 million, or 570.7%. The increase in research and development expenses was primarily due to additional development of the Company’s ARK 1, Atlas, Last Oasis and Agartha titles during the three months ended June 30, 2023.

Other Factors Affecting Net Income

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(in millions)
Interest income – related parties	$—	$0.1	$(0.1)	(99.6)%
Interest expense	(0.3)	(0.2)	(0.1)	59.1%
(Benefit from) provision for income taxes	(1.1)	(0.3)	(0.8)	230.5%

Interest income

Interest income — related parties was $0.0 million, and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was due to the distribution of the Shi Loan to Suzhou Snail in April 2022.

Interest expense

Interest expense is primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased by $0.1 million for the three months ended June 30, 2023 as a result of rising interest charges on the Company’s floating rate debt.

(Benefit from) provision for income taxes

The Company had an income tax benefit of $1.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, representing a decrease of $0.8 million. Our effective income tax rate was 20.9% and 25.0% for the three months ended June 30, 2023 and 2022, respectively.

Comparison of the six months ended June 30, 2023 versus the six months ended June 30, 2022

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in millions)
Revenues, net	$23.4	$43.5	$(20.1)	(46.3)%
Cost of revenues	20.2	28.0	(7.8)	(27.4)%
Gross profit	3.2	15.5	(12.3)	(79.7)%
Operating expenses:
General and administrative	8.5	8.9	(0.4)	(6.4)%
Research and development	2.6	0.4	2.2	609.3%
Advertising and marketing	0.3	0.4	(0.1)	(26.4)%
Depreciation and amortization	0.2	0.3	(0.1)	(24.1)%
Total operating expenses	11.6	10.0	1.6	14.4%
(Loss) income from operations	$(8.4)	$5.5	$(13.9)	(253.7)%

Revenues

Net revenues for the six months ended June 30, 2023 decreased by $20.1 million, or 46.3%, compared to the six months ended June 30, 2022. The decrease in net revenues was due to a decrease in sales of ARK, additional deferred revenue and one-time payments related to contracts with certain platforms. ARK sales decreased by $8.4 million, deferred revenue from contracts decreased by $2.5 million, and one-off payments decreased by $8.5 million. Sales of the smaller titles decreased by a collective $1.2 million. These decreases in the Company’s smaller titles were partially offset by an increase of $0.3 million in revenue related to West Hunt.

Cost of revenues

Cost of revenues for the six months ended June 30, 2023 decreased by $7.8 million, or 27.4%, compared to the six months ended June 30, 2022.

Cost of revenues for the six months ended June 30, 2023 and 2022 comprised the following:

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in millions)
Software license royalties - related parties	$4.8	$9.9	$(5.1)	(51.7)%
Software license royalties	0.6	—	0.6	100.0%
License and amortization - related parties	10.1	12.7	(2.6)	(20.8)%
License and amortization	—	0.2	(0.2)	(99.8)%
Merchant fees	0.8	1.2	(0.4)	(35.5)%
Engine fees	0.7	1.3	(0.6)	(41.1)%
Internet, server and data center	3.2	2.7	0.5	18.3%
Total:	$20.2	$28.0	$(7.8)	(27.8)%

The decrease in cost of revenues for the six months ended June 30, 2023 was due to a decrease in ARK related royalties of $4.5 million, a decrease in merchant fees of $0.4 million, commensurate with the decrease in ARK sales, and a decrease in engine fees of $0.6 million. The Company also reported a decrease in license and amortization cost of $2.8 million due to a lower amortizable base that is the result of the age of certain licenses. These decreases were partially offset by an increase in internet, server and data center costs of $0.5 million, driven by increased server hosting costs.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 decreased by $0.4 million, or 6.4%. The decrease in general and administrative expenses was primarily due to a decrease in legal and professional expenses of $1.3 million that were partially offset by increased public company expenses of $0.7 million during the six months ended June 30, 2023.

Research and development expenses

Research and development expenses for the six months ended June 30, 2023 increased by $2.2 million, or 609.3%. The increase in research and development expenses was primarily due to additional development of the Company’s ARK 1, Atlas, Last Oasis and Agartha titles during the six months ended June 30, 2023.

Other Factors Affecting Net Income

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in millions)
Interest income – related parties	$0.1	$0.6	$(0.5)	(99.8)%
Interest expense	(0.6)	(0.4)	(0.2)	(67.7)%
(Benefit from) provision for income taxes	(1.9)	1.2	(3.1)	(257.0)%

Interest income

Interest income — related parties was $0.1 million, and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was due to the distribution of the Shi Loan to Suzhou Snail in April 2022.

Interest expense

Interest expense is primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased by $0.2 million for the six months ended June 30, 2023 as a result of increased interest charges on the Company’s floating rate debts and the short-term note issued in January 2022.

(Benefit from) provision for income taxes

The Company had an income tax benefit of ($1.9) million for the six months ended June 30, 2023 and a provision for income taxes of $1.2 million for the six months ended June 30, 2022 representing a decrease of $3.1 million. Our effective income tax rate was 21.1% and 20.0% for the six months ended June 30, 2023 and 2022, respectively.

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

Liquidity and Going Concern

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available unrestricted cash. Our unrestricted cash was $3.0 million and $12.9 million as of June 30, 2023 and December 31, 2022, respectively.

Our restricted cash and cash equivalents were $1.1 million and $6.4 million as of June 30, 2023 and December 31, 2022, respectively. Our restricted cash primarily consists of time deposits, and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of June 30, 2023, our 2021 Revolving Loan and 2022 Short Term Note of $6.0 million and $2.9 million are due in December 2023 and January 2024, respectively. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan with the lender at terms acceptable to us or at all. Additionally, we plan to repay the outstanding amounts under the 2022 Short Term Note pursuant to the terms of the 2022 Short Term Note agreement and to secure an additional debt arrangement. Currently, we expect that we will not be in compliance with its quarterly debt covenant for the three months ending September 30, 2023. We are working with the lender to resolve the expected non-compliance with the debt covenant.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(in millions)
Net cash flows (used in) provided by operating activities	$(8.9)	$3.4	$(12.3)	(357.8)%
Net cash flows provided by investing activities	—	1.5	(1.5)	(100.0)%
Net cash flows used in financing activities	(6.3)	(0.4)	(5.9)	(1,634.3)%
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(15.2)	$4.5	$(19.7)	(432.4)%

Operating activities

Net cash flows provided by operating activities for the six months ended June 30, 2023 decreased $12.3 million as compared to the six months ended June 30, 2022, which resulted primarily from a period-over-period decrease in net income of $11.9 million and a decrease of $3.6 million in non-cash reconciling items, a decrease in accounts payable and accounts payable – related party of a $2.1 million, a $0.8 million decrease in net accounts receivable and accounts receivable - related party, offset by a $2.3 million increase in deferred revenues, an increase of $0.9 million in accrued expenses and an increase in prepaid expenses – related party and prepaid expenses and other current assets of $3.1 million.

Net loss was $7.1 million for the six months ended June 30, 2023 as compared to a net income of $4.8 million for the six months ended June 30, 2022, representing a decrease of $11.9 million. The decrease was primarily due to a decrease in revenue of $20.1 million, an increase in research and development expense of $2.2 million, a net decrease in interest income – related party of $0.5 million, an increase in interest expense of $0.2 million, an increase of $0.5 million in internet server and data center costs; offset by a decrease in royalties of $4.5 million, a decrease in license cost and license right amortization of $2.8 million, a decrease in merchant and engine fees of $1.0 million, a decrease in general and administrative expenses of $0.5 million and a decrease in the Company’s tax provision of $3.1 million.

Non-cash reconciling items were ($0.2) million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively, representing a decrease of $3.6 million. The decrease in the non-cash reconciling items was primarily due to a decrease of $2.9 million in amortization, a increase in deferred taxes of $1.9 million, partially offset by decrease in the interest income from shareholder loan of $0.6 million and an increase in stock based compensation of $0.4 million.

The increase in our net operating assets and liabilities between the six months ended June 30, 2023 and 2022 of $3.2 million was primarily the result of a net increase in prepaid expenses — related party and prepaid expenses and other current assets of $3.1 million primarily driven by timing of payments of federal and state taxes, the withholding tax refund receivable and DLC development costs and an increase in accrued expenses of $0.8 million due to timing of payments increasing in 2023 and a higher amount of accrued payroll due to the timing of the Company’s pay period, an increase in deferred revenue of $2.3 million, partially offset by a decrease in accounts payable and accounts payable — related party of $2.1 million resulting from decreased vendor accruals near the end of the period, net decrease in accounts receivable and accounts receivable — related party of $0.8 million due to timing of receipts and payments from customers and a related party.

Our accounts receivable — related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of June 30, 2023 and December 31, 2022, the net outstanding balances of receivables due from SDE were $11.7 million. We expect accounts receivables owed to us by SDE will be repaid within a commercially reasonable period of time. In the event we do not receive timely remittance from SDE, we may hold back amounts owed to SDE from future licensing costs payable to SDE pursuant to our existing contractual relationship. See Note 5 — Accounts Receivable — Related Party to our condensed consolidated financial statements included in this Quarterly Report.

Investing activities

Cash provided by investing activities for the six months ended June 30, 2023 decreased $1.5 million compared to the six months ended June 30, 2022 due to receipt by the Company of $1.5 million on the Pound Sand note in 2022.

Financing activities

Net cash flows used in financing activities for the six months ended June 30, 2023 were $6.3 million compared to net cash flows used in financing activities of $0.4 million for the six months ended June 30, 2022. Financing activities for the six months ended June 30, 2023 included repayments of $2.9 million on a short term note, repayment of $3.0 million on the revolving loan, and purchases of treasury stock in the amount of $0.3 million. Financing activities for the six months ended June 30, 2022 included $10.0 million of borrowings under our term loan, which was offset by repayments on our short term note in the amount of $2.1 million and a cash dividend declared and paid of $8.2 million.

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

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. As amended, the 2021 Revolving Loan matures on December 31, 2023 and bears interest at a rate equal to the prime rate less 0.25%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis. The 2021 Revolving Loan was partially secured by the certificate of deposit accounts held with the financial institution, and reported as restricted cash, in the amounts of $5.3 million as of December 31, 2022. In June 2023 the Company amended its revolving loan and the certificate of deposit accounts securing the loan were released. As of June 30, 2023, we had borrowings of $6.0 million outstanding under our 2021 Revolving Loan. We intend to extend the 2021 Revolving Loan prior to its maturity date. There is no guarantee that we will be able to extend the 2021 Revolving Loan on terms acceptable to us in the future, or at all.

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

As of June 30, 2023, we had borrowings of $2.9 million outstanding under the 2022 Short Term Note.

Financial covenants

The 2021 Revolving Loan, Term Loan and the 2022 Short Term Note require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. The debt service coverage ratio was temporarily removed from the 2021 revolving loan and short term note debt covenants for the rolling twelve month period ended June 30, 2023. We were in compliance with, or had waivers for, all covenants under our debt facilities as of June 30, 2023.

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

Intangible Assets

The Company’s publishing and development business requires significant investments in intangible assets such as licensing rights. The carrying values of these intangibles are periodically reviewed and adjusted, as appropriate, based on estimates of their useful lives, futures cash flows and fair values. Estimates of futures cash flows may vary from period to period depending on market factors such as media and gaming trends and current sales trends. If these estimates result in a reduction in cash flows the Company may recognize an impairment loss on the intangible asset. The Company did not have any material changes in these estimates during the six months ended June 30, 2023 but believe it is reasonably possible that changes may occur in future periods.

Deferred Revenue

The Company recognizes, defers, and classifies the timing of deferred revenues from the sale of its products based on the release date, technical support obligations and timing of its performance obligations. The technical support obligations are estimated based on our estimated service period, as determined below. These estimates will vary by platform and could change from period to period depending on user trends. An increase in use estimate could result in a reclassification of deferred revenues from short term to long term and extend the period over which we would recognize said revenue resulting in a lower net income in future periods. Changes in estimates of our release schedule may also affect the classification of short and long term deferred revenues and the rate at which deferred revenue is recognized, which could have a material impact on the Company’s condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected in a timely manner. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting involving failure to properly design and implement controls related to the accounting for income taxes and equity, failure to design and implement sufficient disclosure controls related to certain items in the statement of cash flows, and failure to properly classify certain operating expenses and game server costs as cost of revenues in the consolidated financial statements and deferred taxes in the consolidated footnotes. We intend to enhance our financial reporting close control procedures and hire additional personnel with a depth of knowledge and experience to join our accounting and finance organization in order to remediate this material weakness. During the process for preparing the unaudited condensed consolidated financial statements for the six months ended June 30, 2023, we identified a previously undisclosed related party transaction involving an affiliate of Mr. Hai Shi, our Founder, Chairman, and Chief Strategy Officer. The previously undisclosed related party transaction was a commercial real property lease that was executed by Snail Games USA Inc., our principal operating subsidiary, but was utilized and paid for by an affiliated entity controlled by Mr. Shi. We evaluated the impact of including the previously unreported right of use asset and lease liability related to this lease on our historical consolidated financial statements and concluded it did not have a material impact on our previously filed financial statements. Accordingly, we corrected the reporting in the unaudited condensed consolidated financial statements for the six months ended June 30, 2023. However, the lack of effective control over the identification of related party transactions gives rise to a material weakness in our internal control over financial reporting. We plan to remediate this internal control weakness by inquiring of all executive management and board of directors of any contracts entered into on behalf of the Company, or its subsidiaries, on a quarterly basis. Further, the Company intends to review any unusual and recurring significant payments for related contracts. See Part II Item 1A “Risk Factors — General Risk Factors — We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we do not effectively remediate the material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results.”

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled Item 1A. “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this section titled Item 1A. “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to, the following:

●	Due to our recent net loss, negative cash flow from operations, and significant revolving and term debt coming due in less than 12 months, there is substantial doubt about our ability to continue as a going concern.

●	We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

●	If we do not consistently deliver popular, high-quality content in a timely manner, if we are not successful in meaningfully expanding our existing franchise, or if consumers prefer products from our competitors, our business may be negatively impacted.

●	We rely on license agreements to publish certain games, including games in our ARK franchise. Failure to renew our existing content licenses on favorable terms or at all or to obtain additional licenses would impair our ability to introduce new games, improvements or enhancements or to continue to offer our current games, which would materially harm our business, results of operations, financial condition and prospects.

●	We depend on our key management and product development personnel.

●	Our management team has limited experience managing a public company.

●	Our business is subject to the risks of earthquakes, fire, floods, public health crises and other natural catastrophes and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or other incidents or terrorism.

●	Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

●	We rely on third-party platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.

●	We depend on servers and networks to operate our games with online features. If we were to lose functionality in any of these areas for any reason, our business may be negatively impacted.

●	We may be unable to effectively manage the continued growth and the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

●	The interactive entertainment software industry is highly competitive.

●	We are subject to product development risks, which could result in delays and additional costs, and often times we must adapt to changes in software technologies.

●	Our business is subject to our ability to develop commercially successful products for the current video game platforms, which may not generate immediate or near-term revenues, and as a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

●	Our results of operations or reputation may be harmed as a result of objectionable consumer- or other third party-created content, or if our distributors, retailers, development, and licensing partners, or other third parties with whom we are affiliated, act in ways that put our brand at risk.

●	The Company has debt obligations with short term durations that are coming due within one year.

●	The products or services we release may contain defects, bugs or errors.

●	External game developers may not meet product development schedules or otherwise fulfill their contractual obligations.

●	Any cybersecurity-related attack, significant data breach, or disruption of the information technology systems or networks on which we rely could negatively impact our business.

●	Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.

●	If we are unable to protect the intellectual property relating to our material software, the commercial value of our products will be adversely affected, and our competitive position could be harmed.

●	We are a “controlled company” under the corporate governance rules of Nasdaq and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. Since we elected to rely on the exemptions available to a “controlled company,” you do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

●	Mr. Shi, our Founder, Chief Strategy Officer and Chairman, controls us, and his ownership of our common stock prevents you and other stockholders from influencing significant decisions.

●	We cannot guarantee that our Share Repurchase Program will be fully implemented, nor that it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

●	The realization of the Company’s deferred tax assets is contingent upon the Company’s upcoming new game releases to generate sufficient taxable income through the end of the year.

Risks Related to Our Business and Industry

Due to our recent net loss, negative cash flow from operations, and significant revolving and term debt coming due in less than 12 months, there is substantial doubt about our ability to continue as a going concern.

For the six months ended June 30, 2023, we incurred a net loss of $7.1 million and had a negative cash flow from operations of $8.9 million. Our 2021 Revolving Loan and 2022 Short Term Note of $6.0 million and $2.9 million are due in December 2023 and January 2024, respectively. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan with the lender at terms acceptable to us or at all. Additionally, we plan to repay the outstanding amounts under the 2022 Short Term Note pursuant to the terms of the 2022 Short Term Note agreement and to secure an additional debt arrangement.

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

Our unaudited condensed consolidated financial statements for the six months ended June 30, 2023 were prepared on a going concern basis in accordance with GAAP. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our unaudited condensed consolidated financial statements included in this Quarterly Report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 87.1% of our net revenue for the six months ended June 30, 2023, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 92.4% of our net revenue for the six months ended June 30, 2023. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 87.1% of our net revenue for the six months ended June 30, 2023. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our continued success will depend to a significant extent on our senior management team and maintaining positive relationships with our games’ developers, including Studio Wildcard, and the product development personnel responsible for content creation and development of our ARK franchise. We are also highly dependent on the expertise, skill and knowledge of Mr. Shi, our Founder, Chief Strategy Officer and Chairman, Mr. Jim Tsai, our Chief Executive Officer, and Mr. Peter Kang, our Chief Operating Officer.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the six months ended June 30, 2023, 87.3% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 87.3% of our net revenue by product platform for the six months ended June 30, 2023. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Changes in government regulations relating to the Internet could have a negative impact on our business.

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

Our effective tax rate was 21% for the six month period ended June 30, 2023 and 20% for the six month period ended June 30, 2022. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

The realization of the Company’s deferred tax assets is contingent upon the Company’s upcoming new game releases to generate sufficient taxable income through the end of the year.

The Company assesses the need for valuation allowances against deferred tax assets based on estimates and judgements about future taxable income. In the event the Company’s game releases are delayed, are ill received, or do not meet the Company’s estimates, the deferred tax assets may not be realizable. As such, the Company may need to record a valuation allowance to reflect the likelihood that the deferred tax assets will not be realized, which could have a material impact on our financial position. See Note 16 - Income Taxes to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

We have significant debt obligations coming due within one year. Our current revolving loan has a balance of $6.0 million as of June 30, 2023, and is due for repayment on December 31, 2023. Our short-term note has a balance of $2.9 million as of June 30, 2023, and has even monthly debt service payments until the loan is fully repaid in January 2024. The Company intends to extend the revolving loan and faces the risk that we will be unable to extend. If we are unable to extend the loan, the Company may have significantly reduced unrestricted and restricted cash which could adversely impact our results of operations and ability to invest in the development and acquisition of IP. See Note 15 - Revolving Loan, Short Term Note and Long-Term Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Hua Yuan International Limited, which beneficially owns 8.7% of our common stock and controls 1.1% of our voting power as of June 30, 2023, is indirectly controlled by China-Singapore Suzhou Industrial Park Ventures Co., Ltd., a Chinese state-owned entity. Recent political and economic tensions between the United States and China have negatively impacted certain public companies with stockholders that are Chinese state-owned entities. For example, in May 2021, three telecommunications companies with controlling stockholders that are Chinese state-owned entities — China Mobile Limited, China Unicom and China Telecom Corp., Ltd. — announced they would be delisted by the New York Stock Exchange pursuant to U.S. investment restrictions enacted in 2020. In addition, the Holding Foreign Companies Accountable Act, enacted in December 2020, requires SEC registrants to disclose whether an issuer is owned or controlled by a governmental entity in a foreign jurisdiction that does not allow inspection by the Public Group Accounting Oversight Board, principally including issuers based in China.

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

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our Class A common stock. As of June 30, 2023, we had 36,649,725 shares of common stock outstanding. This includes 35,000,000 shares that are currently restricted as a result of securities laws but will be able to be sold as described in the section entitled “Shares Eligible for Future Sale” of our Prospectus as filed by us with the SEC on November 10, 2022 pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1, as amended. We have also registered, and we intend to continue to register, all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates.

We cannot guarantee that our share repurchase program will be fully implemented or it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock (the “Share Repurchase Program”), which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors, at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of June 30, 2023, approximately $1.3 million of the Share Repurchase Program remains available for future repurchases. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

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

Our management identified a material weakness in our internal control over financial reporting involving lack of sufficient financial reporting close controls, including certain disclosure controls, and a material weakness in our internal control over financial reporting involving lack of effective control over the identification of related party transactions as of June 30, 2023. See Item 4, “Controls and Procedures,” in this Quarterly Report for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. As a result of the material weaknesses, our management has concluded that our internal control over financial reporting were not effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2023	153	$1.68	153	$1,333
February 2023	—	—	—	—
March 2023	—	—	—	—
April 2023	—	—	—	—
May 2023	—	—	—	—
June 2023	—	—	—	—
Total	153		153

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. All share repurchases settled in the six month period ended June 30, 2023 were open market transactions. As of June 30, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on August 14, 2023.

Snail, Inc

Date: August 14, 2023	By:	/s/ Jim S. Tsai
Jim S. Tsai
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer

