Form 10-Q
period 2023-09-30
Snail, Inc.
filed 2023-11-14
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 13, 2023
Class A Common Stock, par value $0.0001 per share	7,901,145
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2023

Table of Contents

		Page
	Cautionary Statement	ii

PART I. FINANCIAL INFORMATION		F-1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	F-1

	Snail, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	F-1

	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022	F-2

	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022	F-3

	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	F-4

	Snail, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of the Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION		44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

Signatures		53

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

Further information on risks, uncertainties and other factors that could affect our financial results are included in our filings with the United States Securities and Exchange Commission (the “SEC”) from time to time, including in Item 1A of Part II, “Risk Factors,” of this Quarterly Report and other periodic reports on Form 10-K and 10-Q filed or to be filed with the SEC. You should not rely on these forward-looking statements, as actual outcomes and results may differ materially from those expressed or implied in the forward-looking statements as a result of such risks and uncertainties. All forward-looking statements in this Quarterly Report are based on management’s beliefs and assumptions and on information currently available to us as of the date of this filing, and we do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

ii

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022

ASSETS

Current Assets:
Cash and cash equivalents	$4,948,832	$12,863,817
Restricted escrow deposit	1,037,739	1,003,804
Accounts receivable, net of allowances for credit losses of $19,929 and $31,525, respectively	4,083,369	6,758,024
Accounts receivable - related party, net	11,599,229	11,344,184
Loan and interest receivable - related party	103,249	101,753
Prepaid expenses - related party	2,500,000	-
Prepaid expenses and other current assets	11,482,303	10,565,141
Total current assets	35,754,721	42,636,723

Restricted cash and cash equivalents	1,115,084	6,374,368
Prepaid expenses - related party	5,582,500	5,582,500
Property, plant and equipment, net	4,768,715	5,114,799
Intangible assets, net - license - related parties	130,435	1,384,058
Intangible assets, net - other	271,918	272,521
Deferred income taxes	10,902,503	7,602,536
Other noncurrent assets	171,512	198,668
Operating lease right-of-use assets, net	2,738,554	3,606,398
Total assets	$61,435,942	$72,772,571

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,956,626	$9,452,391
Accounts payable - related party	19,669,868	19,918,259
Accrued expenses and other liabilities	2,305,132	1,474,088
Interest payable - related parties	527,770	527,770
Revolving loan	6,000,000	9,000,000
Notes payable	4,358,333	5,416,666
Convertible notes, net of discount	515,217	-
Current portion of promissory note	2,832,231	86,524
Current portion of deferred revenue	5,848,320	4,335,404
Current portion of operating lease liabilities	1,470,718	1,371,227
Total current liabilities	53,484,215	51,582,329

Accrued expenses	311,276	457,024
Promissory note, net of current portion	-	3,221,963
Deferred revenue, net of current portion	5,680,439	5,216,042
Operating lease liabilities, net of current portion	1,814,962	2,930,529
Total liabilities	61,290,892	63,407,887

Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 9,251,420 shares issued, 7,901,145 and 8,053,771 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	925	925
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,875	2,875

Additional paid-in capital	25,945,549	23,436,942
Accumulated other comprehensive loss	(287,685)	(307,200)
Accumulated deficit	(16,346,691)	(4,863,250)
	9,314,973	18,270,292
Treasury stock at cost (1,350,275 and 1,197,649 shares as of September 30, 2023 and December 31, 2022, respectively)	(3,671,806)	(3,414,713)
Total Snail, Inc. equity	5,643,167	14,855,579
Noncontrolling interests	(5,498,117)	(5,490,895)
Total stockholders’ equity	145,050	9,364,684
Total liabilities, noncontrolling interests and stockholders’ equity	$61,435,942	$72,772,571

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenues, net	$8,981,135	$15,614,171	$32,331,876	$59,132,284
Cost of revenues	9,463,086	12,424,067	29,659,788	40,397,396

Gross profit, (loss)	(481,951)	3,190,104	2,672,088	18,734,888

Operating expenses:
General and administrative	3,452,141	4,478,907	11,915,126	13,525,001
Research and development	1,317,400	116,624	3,892,039	479,630
Advertising and marketing	215,477	198,417	488,318	569,127
Depreciation and amortization	112,914	128,536	346,084	435,644
Total operating expenses	5,097,932	4,922,484	16,641,567	15,009,402

(Loss) income from operations	(5,579,883)	(1,732,380)	(13,969,479)	3,725,486

Other income (expense):
Interest income	47,147	12,712	98,411	45,789
Interest income - related parties	504	505	1,496	582,128
Interest expense	(370,376)	(261,070)	(961,196)	(613,338)
Interest expense - related parties	-	-	-	(3,222)
Other income	313,156	19,500	321,331	319,153
Foreign currency transaction (loss) gain	(1,394)	16,169	(25,606)	21,679
Total other income (expense), net	(10,963)	(212,184)	(565,564)	352,189

(Loss) income before (benefit from) provision for income taxes	(5,590,846)	(1,944,564)	(14,535,043)	4,077,675

(Benefit from) provision for income taxes	(1,156,675)	(398,998)	(3,044,380)	803,305

Net (loss) income	(4,434,171)	(1,545,566)	(11,490,663)	3,274,370

Net (loss) income attributable to non-controlling interests	(1,539)	(6,828)	(7,222)	56,348

Net (loss) income attributable to Snail, Inc. and Snail Games USA Inc.	(4,432,632)	(1,538,738)	(11,483,441)	3,218,022

Comprehensive income statement:

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	(1,512)	5,682	19,515	(76,720)

Total comprehensive (loss) income	$(4,434,144)	$(1,533,056)	$(11,463,926)	$3,141,302

Net (loss) income attributable to Class A common stockholders:
Basic	$(955,763)	$(1,538,738)	$(2,477,768)	$3,218,022
Diluted	$(955,763)	$(1,538,738)	$(2,477,768)	$3,218,022

Net loss attributable to Class B common stockholders:
Basic	$(3,476,869)	$-	$(9,005,673)	$-
Diluted	$(3,476,869)	$-	$(9,005,673)	$-

(Loss) income per share attributable to Class A and B common stockholders:
Basic	$(0.12)	$(0.04)	$(0.31)	$0.09
Diluted	$(0.12)	$(0.04)	$(0.31)	$0.09

Weighted-average shares used to compute income per share attributable to Class A common stockholders(1):
Basic	7,901,145	35,000,000	7,909,715	35,000,000
Diluted	7,901,145	35,000,000	7,909,715	35,000,000

Weighted-average shares used to compute income per share attributable to Class B common stockholders:
Basic	28,748,580	-	28,748,580	-
Diluted	28,748,580	-	28,748,580	-

(1)	The shares used for the denominator in the calculation of EPS are the number of shares transferred in the reorganization transaction for comparative purposes. Snail Games USA Inc. did not have Class A common stock as of September 30, 2022.

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2023 and 2022

	Common Stock - Snail Games USA Inc.		Class A Common Stock		Class B Common Stock		Additional Paid-In-	Due from Shareholder Loan and Interest	Accumulated Other Comprehensive	Retained	Treasury Stock		Snail Games USA Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Earnings	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2021	500,000	$5,000	-	$-	-	$-	$94,159,167	$(94,353,522)	$(266,557)	$16,045,231	-	$-	$15,589,319	$(5,537,266)	$10,052,053

Loan to shareholder	-	-	-	-	-	-	-	(450,681)	-	-	-	-	(450,681)	-	(450,681)

Foreign currency translation	-	-	-	-	-	-	-	-	(51,203)	-	-	-	(51,203)	-	(51,203)

Net income	-	-	-	-	-	-	-	-	-	5,811,057	-	-	5,811,057	(7,290)	5,803,767

Balance at March 31, 2022	500,000	$5,000	-	$-	-	$-	$94,159,167	$(94,804,203)	$(317,760)	$21,856,288	-	$-	$20,898,492	$(5,544,556)	$15,353,936

Loan to shareholder	-	-	-	-	-	-	-	(130,197)	-	-	-	-	(130,197)	-	(130,197)

Dividend distribution	-	-	-	-	-	-	(81,278,112)	94,934,400	-	(21,856,288)	-	-	(8,200,000)	-	(8,200,000)

Foreign currency translation	-	-	-	-	-	-	-	-	(31,199)	-	-	-	(31,199)	-	(31,199)

Net loss	-	-	-	-	-	-	-	-	-	(1,054,297)	-	-	(1,054,297)	70,466	(983,831)

Balance at June 30, 2022	500,000	5,000	-	-	-	-	12,881,055	-	(348,959)	(1,054,297)	-	-	11,482,799	(5,474,090)	6,008,709

Foreign currency translation	-	-	-	-	-	-	-	-	5,682	-	-	-	5,682	-	5,682

Net loss	-	-	-	-	-	-	-	-	-	(1,538,738)	-	-	(1,538,738)	(6,828)	(1,545,566)

Balance at September 30, 2022	500,000	$5,000	-	$-	-	$-	$12,881,055	$-	$(343,277)	$(2,593,035)	-	$-	$9,949,743	$(5,480,918)	$4,468,825

	Class A Common Stock		Class B Common Stock	Additional Paid-In-		Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2022	9,251,420	$925	28,748,580	$2,875	$23,436,942	$(307,200)	$(4,863,250)	(1,197,649)	$(3,414,713)	$14,855,579	$(5,490,895)	$9,364,684

Stock based compensation related to restricted stock units	-	-	-	-	152,595	-	-	-	-	152,595	-	152,595

Repurchase of common stock	-	-	-	-	-	-	-	(152,626)	(257,093)	(257,093)	-	(257,093)

Foreign currency translation	-	-	-	-	-	2,320	-	-	-	2,320	-	2,320

Net loss	-	-	-	-	-	-	(2,971,378)	-	-	(2,971,378)	(1,219)	(2,972,597)

Balance at March 31, 2023	9,251,420	$925	28,748,580	$2,875	$23,589,537	$(304,880)	$(7,834,628)	(1,350,275)	$(3,671,806)	$11,782,023	$(5,492,114)	$6,289,909

Return of dividend distribution tax withholding payment	-	-	-	-	1,886,600	-	-	-	-	1,886,600	-	1,886,600

Stock based compensation related to restricted stock units	-	-	-	-	232,770	-	-	-	-	232,770	-	232,770

Foreign currency translation	-	-	-	-	-	18,707	-	-	-	18,707	-	18,707

Net loss	-	-	-	-	-	-	(4,079,431)	-	-	(4,079,431)	(4,464)	(4,083,895)

Balance at June 30, 2023	9,251,420	$925	28,748,580	$2,875	$25,708,907	$(286,173)	$(11,914,059)	(1,350,275)	$(3,671,806)	$9,840,669	$(5,496,578)	$4,344,091

Stock based compensation related to restricted stock units	-	-	-	-	236,642	-	-	-	-	236,642	-	236,642

Foreign currency translation	-	-	-	-	-	(1,512)	-	-	-	(1,512)	-	(1,512)

Net loss	-	-	-	-	-	-	(4,432,632)	-	-	(4,432,632)	(1,539)	(4,434,171)

Balance at September 30, 2023	9,251,420	$925	28,748,580	$2,875	$25,945,549	$(287,685)	$(16,346,691)	(1,350,275)	$(3,671,806)	$5,643,167	$(5,498,117)	$145,050

See accompanying notes to condensed consolidated financial statements (unaudited).

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Month Period Ended September 30,	2023	2022

Cash flows from operating activities:
Net (loss) income	$(11,490,663)	$3,274,370
Adjustments to reconcile net income to net cash used in operating activities:
Amortization - intangible assets - license	-	250,000
Amortization - intangible assets - license, related parties	1,253,623	5,552,938
Amortization - intangible assets - other	603	672

Amortization - loan origination fees and debt discounts	142,656	19,149
Depreciation and amortization - property and equipment	346,084	435,644
Stock-based compensation expense	622,007	-
Gain on lease termination	-	(122,533)
Gain on paycheck protection program and economic injury disaster loan forgiveness	-	(174,436)
Gain on disposal of fixed assets	-	(17,067)
Interest income from shareholder loan	-	(580,878)
Interest income from restricted escrow deposit	(33,935)	-
Deferred taxes	(3,058,738)	-

Changes in assets and liabilities:
Accounts receivable	2,674,655	7,648,432
Accounts receivable - related party	(255,045)	(3,803,606)
Prepaid expenses - related party	(2,500,000)	(4,875,000)
Prepaid expenses and other current assets	156,450	(2,232,406)
Other noncurrent assets	(2,903)	(15,228)
Accounts payable	846,553	2,905,024
Accounts payable - related party	(248,391)	(1,402,791)
Accrued expenses and other liabilities	134,131	(127,993)
Interest receivable - related parties	(1,496)	-
Interest payable - related parties	-	1,490
Lease liabilities	(148,233)	(103,782)
Deferred revenue	767,883	(7,297,736)
Net cash used in operating activities	(10,794,759)	(665,737)

Cash flows from investing activities:
Repayment on loan provided by related party	-	(300,000)
Purchases of property and equipment	-	(5,256)
Proceeds from sale of property and equipment	-	19,500
Repayment on Pound Sand note	-	1,496,063
Net cash provided by investing activities	-	1,210,307

Cash flows from financing activities:
Repayments on promissory note	(59,589)	(57,967)
Repayments on notes payable	(3,750,000)	(3,333,333)
Repayments on revolving loan	(3,000,000)	-
Borrowings on notes payable	2,275,000	-
Borrowings on short-term note	-	10,000,000
Proceeds from issuance of convertible notes	847,500	-
Refund of dividend withholding tax overpayment	1,886,600	-
Payments on paycheck protection program and economic injury disaster loan	-	(90,198)
Refund of payments on paycheck protection program and economic injury disaster loan	-	48,305
Cash dividend declared and paid	-	(8,200,000)
Purchase of treasury stock	(257,093)	-
Payments of offering costs in accounts payable	(342,318)	-
Net cash used in financing activities	(2,399,900)	(1,633,193)

Effect of foreign currency translation on cash and cash equivalents	20,390	(52,810)

Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(13,174,269)	(1,141,433)

Cash and cash equivalents, and restricted cash and cash equivalents - beginning of period	19,238,185	16,554,115

Cash and cash equivalents, and restricted cash and cash equivalents – end of period	$6,063,916	$15,412,682

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$725,885	$594,189
Income taxes	$504,581	$831,400
Noncash transactions during the period for:
Loan and interest payable - related parties	$-	$103,890
Loan and interest receivable - related parties	$-	$(103,890)
Loan and interest from shareholder	$-	$94,934,400
Dividend distribution	$-	$(94,934,400)
Deferred tax assets	$(241,229)	$-
Prepaid income taxes	$241,229	$-
Change in deferred revenues due to gain contingency	$1,209,430	$-
Change in other receivables due to gain contingency	$(1,209,430)	$-
Noncash finance activity during the period for:
Issuance of warrants in connection with the equity line of credit	$(105,411)	-
Gain on paycheck protection program and economic injury disaster loan forgiveness	$-	$(174,436)

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

On July 13, 2022, Suzhou Snail transferred all of its right, title, and interest to all of the 500,000 shares of common stock of the Company (“Shares”) to Snail Technology (HK) Limited (“Snail Technology”), an entity organized under the laws of Hong Kong, pursuant to the certain Share Transfer Agreement dated July 13, 2022 between Suzhou Snail and Snail Technology. Subsequently, Snail Technology transferred all of its right, title, and interest in the shares to certain individuals per the Share Transfer Agreement. In connection with the reorganization transaction described below the individuals contributed their interest in the Company to Snail, Inc. in return for common stock of Snail, Inc. in connection with Snail, Inc.’s IPO. Because the Company and Suzhou Snail are owned by the same shareholders, Suzhou Snail is considered a related party to the Company.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Certain comparative amounts have been reclassified to conform with the current period presentation. The common stock of Snail Games USA Inc., as of September 30, 2022, has been reclassified as Class A common stock as the stockholders of the Snail Games USA Inc. common stock had their shares converted to Class A shares of Snail Inc. during the reorganization transaction that occurred amongst a common controlled group. For more information regarding the reorganization transaction see Note 20 - Equity.

During the nine months ended September 30, 2023, certain comparative amounts have been reclassified due to immaterial errors identified by the Company in its presentation of certain server hosting costs. During the three months ended June 30, 2023, the Company began reporting all of its server hosting costs as costs of revenue whereas they were previously reported within both cost of sales and general and administrative expenses. The Company has assessed the materiality of these errors on its prior annual and interim financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to those consolidated financial statements. However, to correctly present cost of revenues, gross profit and general and administrative expenses, the reclassifications have been made throughout this report and accompanying note disclosures. The effects on the related captions in the condensed consolidated statements of operations and comprehensive income (loss) for all previously reported periods were as follows:

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Liquidity and Going Concern

The Company incurred a net loss of $11.5 million and negative cash flows of $13.2 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had cash and cash equivalents of $4.9 million, restricted cash and cash equivalents of $1.1 million and current debt of $13.7 million.

As of September 30, 2023, the Company’s 2021 Revolving Loan (as defined below) and 2022 Short Term Note (as defined below) of $6.0 million and $2.1 million are due in December 2023 and January 2024, respectively. Management intends to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan. However, there is no guarantee that management will be able to renegotiate the terms of the 2021 Revolving Loan with its lender on terms acceptable to the Company or at all. Additionally, management plans to repay the outstanding amounts under the 2022 Short Term Note pursuant to the terms of the 2022 Short Term Note agreement and to secure an additional debt arrangement. Currently, management expects that the Company will not be in compliance with its quarterly debt covenant for the three months ending December 31, 2023. Management is working with the lender to resolve the expected non-compliance with the debt covenant.

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

Deferred revenue is comprised of the transaction price allocable to the Company’s performance obligation on technical support and the sale of virtual goods available for in-app purchases, and payments received from customers prior to launching the games on the platforms. The Company categorizes the virtual goods as either “consumable” or “durable.” Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, the Company recognizes revenues from the sale of consumable virtual goods as the goods are consumed and the performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the players over an extended period of time; accordingly, the Company recognizes revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and the performance obligation is satisfied, which is generally the estimated service period, 30 to 100 days from date of activation.

The Company has a long-term title license agreement with a platform. The agreement was initially made between the parties in November 2018 and valid through December 31, 2021. The agreement was subsequently amended in June 2020 to extend the ARK 1 availability on the platform perpetually, effective January 1, 2022 and to put ARK 2 on the platform for three years upon release. The Company recognized $2.5 million in revenue related to ARK 1’s perpetual license during the nine months ended September 30, 2022 and deferred $2.3 million related to ARK 2 that is included in the long-term portion of deferred revenue.

In November 2021, the Company entered an agreement with a platform to make ARK 1 available on a platform for a period of 5 weeks in exchange for $3.5 million. The platform launched the 5-week program on March 1, 2022 and the Company recognized the full amount of revenue from this contract during the nine months ended September 30, 2022.

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

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless it is cancelled. Upon executing the distribution agreement, the Company received $0.5 million and $1.3 million as prepaid royalties that are reported as current and long-term deferred revenue until the release of ARK: Survival Ascended and ARK II, respectively.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game localization costs, game licenses, engine fees and amortization costs. Cost of revenues for the three and nine months ended September 30, 2023 and 2022 were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Software license royalties – related parties	$2,108,764	$3,428,231	$6,878,563	$13,314,258
Software license royalties	372,666	47,020	979,505	47,020
License and amortization – related parties	4,695,652	6,350,979	14,753,623	19,052,938
License and amortization	201	224	603	250,672
Game localization	-	840	-	840
Merchant fees	215,635	602,814	1,023,911	1,856,371
Engine fees	292,127	359,263	1,009,252	1,575,942
Internet, server and data center	1,777,894	1,490,505	4,929,631	4,155,164
Costs related to advertising revenue	147	144,191	84,700	144,191
Total:	$9,463,086	$12,424,067	$29,659,788	$40,397,396

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. For the three months ended September 30, 2023 and 2022, general and administrative expenses totaled $3,452,141 and $4,478,907, respectively. For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $11,915,126 and $13,525,001, respectively. Stock-based compensation of $220,231 and $589,532 was incurred during the three and nine months ended September 30, 2023, respectively; no such compensation was incurred in the three and nine months ended September 30, 2022.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. For the three months ended September 30, 2023 and 2022, advertising and marketing expenses totaled $215,477 and $198,417, respectively. For the nine months ended September 30, 2023 and 2022, advertising and marketing expenses were $488,318 and $569,127, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development costs for the three months ended September 30, 2023 and 2022 were $1,317,400 and $116,624, respectively. For the nine months ended September 30, 2023 and 2022, research and development costs were $3,892,039 and $479,630, respectively. Stock-based compensation of $16,411 and $32,475 was incurred during the three and nine months ended September 30, 2023, respectively; no stock-based compensation was incurred in the three and nine months ended September 30, 2022.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of September 30, 2023 and December 31, 2022, there were non-controlling interests with the following subsidiaries:

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

Fair Value Measurements

The Company follows Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, derivative instruments, short-term loans, accounts receivable and accounts payable. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us for a similar duration except for the Company’s promissory note which has a fixed rate for 5 years, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The Company’s warrant liability and derivative instruments are valued at fair value, using level 3 inputs and the Monte-Carlo pricing model. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2023 and December 31, 2022.

Amortizable Intangibles and Other Long-lived Assets

The Company’s long-lived assets and other assets consisting of property, plant and equipment and purchased intangible assets, are reviewed for impairment in accordance with the guidance of FASB Topic ASC 360, Property, Plant, and Equipment. Intangible assets subject to amortization are carried at cost less accumulated amortization and amortized over the estimated useful life in proportion to the economic benefits received. The Company evaluates the recoverability of definite-lived intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. If the Company determines that the carrying value may not be recoverable, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our consolidated reporting results and financial positions.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the current and long-term accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $384,150 and $457,024 as of September 30, 2023 and December 31, 2022, respectively. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of September 30, 2023 and December 31, 2022, the Company had deposits of $5,089,118 and $17,929,308, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, restricted escrow deposit and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. As of September 30, 2023 and December 31, 2022, the Company had two customers who accounted for approximately 57% and 57% of consolidated gross receivables, respectively. Among the two customers as of September 30, 2023 and December 31, 2022, each customer accounted for 35% and 22% as of September 30, 2023, and 29% and 28% as of December 31, 2022 of the consolidated gross receivables outstanding. During the three months ended September 30, 2023 and 2022, approximately 60% and 43%, respectively, of net revenue was derived from these customers. During the nine months ended September 30, 2023 and 2022, approximately 52% and 56%, respectively, of net revenue was derived from these customers. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of September 30, 2023 and December 31, 2022, the Company had three vendors who accounted for approximately 75% and two vendors who accounted for approximately 55% of consolidated gross payables, respectively. Among the three vendors as of September 30, 2023 and December 31, 2022, each vendor accounted for 51%, 13% and 11% as of September 30, 2023, and 43% and 12% as of December 31, 2022 of our consolidated gross payables outstanding. The loss of these vendors could have a significant impact on the Company’s financial performance and regulatory compliance.

The Company had one vendor, SDE Inc. (“SDE”), a related party, that accounted for 45% and 43% of the Company’s combined cost of revenues and operating expenses during the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, SDE accounted for 49% and 47% of the Company’s combined cost of revenues and operating expenses, respectively. Amounts payable to SDE are netted with receivables from them and presented as accounts receivable - related party in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $26,003 and $17,587 for the three months ended September 30, 2023 and 2022, and $77,391 and $44,683 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of September 30, 2023, there were 4,523,237 shares reserved for issuance under the 2022 Plan.

Restricted Stock Units

The Company granted restricted stock units under our 2022 Omnibus Incentive Plan to employees and directors. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent to the number of restricted stock units is typically issued net of required tax withholding requirements, if any. Restricted stock units are subject to forfeiture and transfer restrictions. For the nine months ended September 30, 2023 and 2022, stock-based compensations expenses amounted to $622,007 and $0, respectively. For the three months ended September 30, 2023 and 2022, stock-based compensation expenses amounts to $236,642 and $0, respectively.

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

On August 24, 2023, the Company issued warrants in connection with its convertible debt for the purchase of 714,285 shares (the “convertible note warrants”). The convertible note warrants are accounted for as a liability and are included in the accrued expenses and other liabilities in the condensed consolidated balance sheets. The fair value of the convertible note warrants has been estimated using the Monte-Carlo pricing model. For more information regarding convertible notes and related warrants see Note 20 - Equity.

On August 24, 2023, the Company issued a warrant to an investor (the “equity line warrant”) for the purchase of 367,647 shares of Class A common stock in consideration of the investor’s commitment to purchase Class A common stock. The fair value of the equity line warrant is recorded as a warrant liability and is included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheet. The fair value of the equity line warrants has been estimated using the Monte-Carlo pricing model. For more information regarding equity line and related warrants see Note 20 – Equity.

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three and nine months ended September 30, 2023. As of September 30, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The diluted EPS for the period is calculated by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s common stock equivalents are measured using the treasury stock method and represent unvested restricted stock units and warrants. The Company issues two classes of common stock with differing voting rights, and as such, reports EPS using the dual class method. For comparative purposes, the Company has presented EPS for the three and nine months ended September 30, 2022 using the number of shares exchanged in the reorganization of the Company as the denominator. For more information see Note 19 – Earnings (Loss) Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
United States	$8,615,877	$14,767,182	$28,757,507	$55,025,810
International	365,258	846,989	3,574,369	4,106,474
Total revenue from contracts with customers:	$8,981,135	$15,614,171	$32,331,876	$59,132,284

Platform

Net revenue by platform for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Console	$3,862,923	$3,750,029	$13,262,988	$27,157,380
PC	3,717,627	9,315,721	12,097,176	22,943,193
Mobile	1,400,585	2,161,624	4,626,820	7,346,822
Other	-	386,797	2,344,892	1,684,889
Total revenue from contracts with customers:	$8,981,135	$15,614,171	$32,331,876	$59,132,284

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Digital	$7,580,550	$13,065,750	$25,360,164	$50,100,573
Mobile	1,400,585	2,161,624	4,626,820	7,346,822
Physical retail and other	-	386,797	2,344,892	1,684,889
Total revenue from contracts with customers:	$8,981,135	$15,614,171	$32,331,876	$59,132,284

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, which were in the ordinary course of business. As of September 30, 2023, the balance of deferred revenue was $11,528,759, of which $5.7 million is due to non-refundable payments. The Company is expecting to recognize $2.1 million of the $5.7 million in the next 12 months through the platform releases of certain DLCs and ARK: Survival Ascended, and the remaining $3.6 million in the next 24 months through the release of ARK 2. The Company expects to recognize $5.8 million of current deferred revenues and $5.7 million of long term deferred revenue as revenue over the next 12 to 60 months. The revenue will be recognized primarily on a straight-line basis, based on our estimates of technical support obligations, the usage of consumable virtual goods and upon the activation of durable virtual goods. Activities in the Company’s deferred revenue as of September 30, 2023 and December 31, 2022 were as follows:

	2023	2022
Deferred revenue, beginning balance in advance of revenue recognition billing	$9,551,446	$20,280,934
Revenue recognized	(5,223,331)	(18,832,396)
Revenue deferred	7,200,644	8,102,908
Deferred revenue, ending balance	11,528,759	9,551,446
Less: current portion	(5,848,320)	(4,335,404)
Deferred revenue, long term	$5,680,439	$5,216,042

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $1,115,084 and $6,374,368 as of September 30, 2023 and December 31, 2022, respectively. The amounts of restricted cash and cash equivalents held as of September 30, 2023, are to secure the standby letter of credit with landlords and the amounts of restricted cash and cash equivalents as of December 31, 2022, are held as security for the debt with a financial institution (see Note 15 — Revolving Loan, Short Term Note, and Long-Term Debt) and to secure standby letters of credit with landlords. On June 21, 2023, the Company amended its revolving loan and $5,273,391 of restricted cash and cash equivalents was released. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of September 30, 2023 and September 30, 2022:

	2023	2022
Cash and cash equivalents	$4,948,832	$9,044,666
Restricted cash and cash equivalents	1,115,084	6,368,016
Cash and cash equivalents, and restricted cash and cash equivalents	$6,063,916	$15,412,682

NOTE 5 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, are collected by a related party and that the related party has not remitted back to the Company. The accounts receivable is offset by payables due to the related party for royalties, internet data center (“IDC”) and marketing costs. Accounts receivable — related party is non-interest bearing and due on demand. The related party is 100% owned and controlled by the wife of the Founder, Chief Strategy Officer and Chairman of the Company. As of September 30, 2023 and December 31, 2022, the outstanding balance of net accounts receivable from related party was as follows:

	2023	2022
Accounts receivable – related party	$13,578,520	$13,519,409
Less: Accounts payable – related party	(1,979,291)	(2,175,225)
Accounts receivable – related party, net	$11,599,229	$11,344,184

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 6 – DUE FROM SHAREHOLDER

Other receivables from related party consisted of monies that the Company loaned to the Company’s Founder, Chief Strategy Officer and Chairman, who is also the majority shareholder of Suzhou Snail. The loan bore 2.0% per annum interest. On April 26, 2022, the Company, with approval from its Board of Directors and in accordance with applicable laws and regulations, assigned the other receivables – related party (the “Shi Loan”) of $94,934,400 outstanding including interest, to Suzhou Snail, which assumed the loan as creditor. Simultaneously, the Company declared and paid Suzhou Snail an in-kind dividend with an aggregate amount equal to $94,934,400 on April 26, 2022; see Note 7 – Dividend Distribution. As of December 31, 2022, the other receivable was $0 and no longer reflected on the Company’s consolidated balance sheets. The loan did not accrue interest during the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the loan accrued interest of $0 and $580,878, respectively. The earned interest is reported in interest income – related parties in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

NOTE 7 – DIVIDEND DISTRIBUTION

On April 26, 2022, the Company declared an in-kind dividend of $94,934,400 for the assignment of the Shi Loan and a cash dividend of $8,200,000 to pay the related withholding taxes; see Note 6 – Due from Shareholder. There were no such distributions during the nine months ended September 30, 2023. In April 2023, the Company filed its annual withholding tax return Form 1042 and recognized a refund receivable related to the withholding taxes paid in the amount of $1,886,600. The refund was received in August 2023 and is reported in additional paid-in capital in the accompanying condensed consolidated balance sheets as of September 30, 2023 and the condensed consolidated statements of equity for the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2023, the Company prepaid $2,500,000 for exclusive license rights for an ARK 1 DLC to SDE. During the year ended December 31, 2022, the Company prepaid $5,000,000 for exclusive license rights to ARK 2 to SDE. Prepaid expenses — related party consisted of the following as of September 30, 2023 and December 31, 2022:

	2023	2022
Prepaid royalties	$582,500	$582,500
Prepaid licenses	7,500,000	5,000,000
Prepaid expenses - related party, ending balance	8,082,500	5,582,500
Less: short-term portion	(2,500,000)	—
Total prepaid expenses - related party, long-term	$5,582,500	$5,582,500

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s other receivables consist of litigation receivables, which were received in October 2023. Prepaid expenses and other current assets consisted of the following as of September 30, 2023, and December 31, 2022:

	2023	2022
Prepaid income taxes	$9,655,160	$9,822,603
Other receivable	1,500,000	—
Deferred offering costs	105,411	—
Other prepaids	106,236	80,271
Other current assets	115,496	662,267
Total prepaid expenses and other current assets	$11,482,303	$10,565,141

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of September 30, 2023 and December 31, 2022:

	2023	2022
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,821,819	1,821,819
Furniture and fixtures	411,801	411,801
	9,534,357	9,534,357
Accumulated depreciation	(4,765,642)	(4,419,558)
Property, plant and equipment, net	$4,768,715	$5,114,799

Depreciation and amortization expense was $112,914 and $128,536 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense was $346,084 and $435,644 for the nine months ended September 30, 2023 and 2022, respectively. The Company did not have any disposals during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company disposed of $11,615 in computer equipment with an accumulated depreciation of $9,182; and sold a vehicle for $19,500 that was purchased for $88,398 and fully depreciated at the time of sale. The total gain resulting from the disposal of the assets amounted to $17,067. The Company’s subsidiary, Donkey Crew, LLC, held net property, plant and equipment outside of the United States in the amount of $5,166 and $13,569, as of September 30, 2023 and December 31, 2022, respectively.

NOTE 11 – INTANGIBLE ASSETS

Intangible assets consist of game licenses, game software underlying intellectual property rights, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
License rights from related parties	$136,665,000	$(136,534,565)	$—	$130,435	3 - 5 years
License rights	$3,000,000	$(3,000,000)	$—	$—	5 years
Intangible assets - other:
Software	$51,784	$(51,784)	$—	$—	3 years
Trademark	10,745	(9,713)	—	1,032	12 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(61,497)	$—	$271,918

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

	December 31, 2022
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
License rights from related parties	$136,665,000	$(135,280,942)	$—	$1,384,058	3 - 5 years
License rights	$3,000,000	$(3,000,000)	$—	$—	5 years
Intangible assets - other:
Software	$51,784	$(51,784)	$—	$—	3 years
Trademark	10,745	(9,110)	—	1,635	12 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(60,894)	$—	$272,521

Amortization expense was $195,853 and $1,851,203 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $1,254,226 and $5,803,610 for the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The weighted average remaining useful life for which amortization expense will be recognized is 0.3 years as of September 30, 2023. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2023	$130,636
2024	804
2025	27
2026	—
2027	—
Thereafter	270,886
$402,353

NOTE 12 – ACCOUNTS PAYABLE — RELATED PARTY

Accounts payable due to related party represents payables in the ordinary course of business primarily for purchases of game distribution licenses and also the royalties due to Suzhou Snail. As of September 30, 2023 and December 31, 2022, the Company had $19,669,868 and $19,918,259, respectively, as accounts payable due to Suzhou Snail. During the three months ended September 30, 2023 and 2022, the Company incurred $58,661 and $94,836, respectively as license costs due to Suzhou Snail and included in cost of revenues. During the nine months ended September 30, 2023 and 2022, the Company incurred $201,609 and $316,869, respectively as license costs due to Suzhou Snail and included in cost of revenues. During the nine months ended September 30, 2023 and 2022, respectively, there were $450,000 and $1,719,660 in payments to Suzhou Snail for royalties. There were no royalty payments made to Suzhou Snail during the three months ended September 30, 2023. During the three months ended September 30, 2022 there were $1,275,397 in payments to Suzhou Snail for royalties.

NOTE 13 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail, the loan bears 2.0% per annum interest, interest and principal are due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. Please refer to Note 14 — Loan Payable and Interest Payable — Related Parties. The total amount of loan and interest receivable — related parties was $103,249 and $101,753, as of September 30, 2023 and December 31, 2022, respectively. The Company earned $504 and $505 in interest on the related party loans receivable during the three months ended September 30, 2023 and 2022, respectively. Interest earned on the related party loans receivable during the nine months ended September 30, 2023 and 2022, was $1,496 and $1,249, respectively.

NOTE 14 – LOAN PAYABLE AND INTEREST PAYABLE — RELATED PARTIES

The Company had a loan amount due to related parties of $400,000 bearing 2.0% per annum interest. $300,000 of the loan is from a wholly owned subsidiary of Suzhou Snail and due in June 2022, and $100,000 is from Suzhou Snail and due in December 2023. The $100,000 loan along with $3,890 interest payable to Suzhou Snail was offset by the loan receivable Suzhou Snail assumed in February 2022. Please refer to Note 13 — Loan and Interest Receivable — Related Party. In July 2022, the Company paid off the outstanding principal balance of $300,000.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2023 and December 31, 2022, the total loan payable — related parties amounted to $0 and total unpaid interest amounted to $527,770, as of September 30, 2023 and December 31, 2022. There was no interest expense for the loans payable to related parties during the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the interest expenses for the loans payable to related parties were $0 and $3,222, respectively.

NOTE 15 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	September 30, 2023	December 31, 2022
2021 Revolving Loan - On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance to $6,000,000. The amended revolver matures on December 31, 2023 and has an annual interest rate equal to the prime rate less 0.25%. At September 30, 2023, the interest rate on this loan was 8.25%. The revolver was secured by certificate of deposit accounts held with the financial institution and that were released in accordance with the 2023 amendment. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt service coverage ratio for the twelve month period ended September 30, 2023 and received a waiver from the lender.	$6,000,000	$9,000,000
2021 Promissory Note - On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10, the loan is secured by the Company’s building and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt service coverage ratio for the twelve month period ended September 30, 2023 and received a waiver from the lender.	2,832,231	2,891,820
2022 Short Term Note - On January 26, 2022, the Company amended its revolving loan and long-term debt agreements to obtain an additional note with a principal balance of $10,000,000 which was originally set to mature on January 26, 2023. Interest shall be equal to the higher of 3.75% or the Wall Street Journal Prime Rate plus 0.50%. The loan is secured by the Company’s assets. In the event of a default, all outstanding amounts under the note will bear interest at a default rate equal to 5% over the note rate. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and will be measured quarterly. The Company was not in compliance with the debt service coverage ratio for the twelve month period ended September 30, 2023 and received a waiver from the lender. In November 2022, the maturity was extended to January 26, 2024 and the interest rate amended to the higher of the Wall Street Journal Prime Rate less 0.25%, or 5.75%. At September 30, 2023, the interest rate on this loan was 8.25%.	2,083,333	5,833,333
2023 Convertible Notes – On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and will mature on May 24, 2024. In the event of a default the interest rate will be increased to the lower of 16% per annum or the highest amount permitted by applicable law. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, any time after November 24, 2023. The Company recognized a discount of $678,254 on the notes to account for the stated discount, the fair value of the warrants issued in connection with the notes and the costs of issuance. The discount is amortized using the effective interest rate of 109.7%.	515,217	-
2023 Note Payable – In July 2023, the Company entered into a cooperation agreement with its internet, server and datacenter vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds are to be repaid in monthly installments starting in November 2023 and are to be based on 20% of the gross monthly Ark Survival revenues. The Company has imputed interest at 8.0% on draws made. If in default, the interest rate levied on outstanding balances at a rate of 12.0% per annum.	2,275,000	-
Total debt of $14,270,565, net of discount of $564,784	13,705,781	17,725,153
Less: current portion of promissory note	2,832,231	86,524
Less: revolving loan	6,000,000	9,000,000
Less: notes payable	4,358,333	5,416,666
Less: convertible notes, net of discount	515,217	-
Total long-term debt	$-	$3,221,963

Total interest expense for the above debt and revolver loan amounted to $348,898 and $254,480 for the three months ended September 30, 2023 and 2022, respectively. Total interest expense for the above debt and revolver loan amounted to $937,893 and $594,171 for the nine months ended September 30, 2023 and 2022, respectively. Amortization of loan origination expenses and loan discounts of $121,930 and $6,590 are included as part of interest expense for the three months ended September 30, 2023 and 2022, respectively. Amortization of loan origination expenses loan discounts of $142,656 and $19,149, are included as part of interest expense for the nine months ended September 30, 2023 and 2022, respectively. As a result of the amendment to the revolving loan on June 21, 2023, the Company recognized $2,903 as additional amortization of loan origination expenses during the nine months ended September 30, 2023. The Company is in compliance with, or received waivers for, its debt covenants as of September 30, 2023 and December 31, 2022.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt as of December 31:

Years ending December 31,	Amount
Remainder of 2023	$9,968,601
2024	1,579,415
2025	86,013
2026	89,115
2027	92,329
Thereafter	2,455,092
$14,270,565

NOTE 16 – INCOME TAXES

The Company recognized an income tax benefit of $1,156,675 and $398,998 for the three months ended September 30, 2023 and 2022, respectively. The income tax benefit of $3,044,380 and income tax expense of $803,305 for the nine months ended September 30, 2023 and 2022, reflects an effective tax rate of 21% and 20%, respectively. As of September 30, 2023 the Company’s effective tax rate did not differ from the federal statutory rate of 21%.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of September 30, 2023. The Company has concluded that the positive evidence of reversing taxable temporary differences, indefinite lived nature of certain available tax attributes, level of historical taxable income, projections of future taxable income and cumulative pre-tax book income on a rolling twelve-quarter basis to outweigh the negative evidence of recent losses. Accordingly, the Company has not provided for additional valuation allowance as of September 30, 2023. The realization of the deferred tax assets is contingent upon the Company’s upcoming new game releases to generate sufficient future taxable income. In the event that negative evidence outweighs positive evidence in future periods, the Company may need to record additional valuation allowance, which could have a material impact on our financial position.

The Company and its subsidiaries currently file tax returns in the United States (federal and state) and Poland. The statute of limitations for its consolidated federal income tax returns are open for tax years ended December 31, 2019 and after. The statute of limitations for its consolidated state income tax returns are open for tax years ended December 31, 2018 and after. All tax periods for its Polish subsidiary are currently subject to examination since its inception in 2018. While the Company has historically only filed a state tax return in California, management has accrued income tax liabilities for additional states as of September 30, 2023 and December 31, 2022, respectively and is also undergoing the Voluntary Disclosure Agreement process in additional states.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 17 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April, 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of September 30, 2023 and December 31, 2022, the Company’s net operating lease right-of-use assets amounted to $2,738,554 and $3,606,398, respectively. The Company had variable lease payments of approximately $58,071 and $22,713 during the three months ended September 30, 2023 and 2022, respectively. Variable lease payments were $97,875 and $49,730 during the nine months ended September 30, 2023 and 2022, respectively, which consisted primarily of common area maintenance charges and administrative fees. During the nine months ended September 30, 2022 the Company terminated one of its lease contracts and recognized a gain on the lease termination of $122,533. There was no such termination during the nine months ended September 30, 2023. The effect of the termination on the related lease asset and liability were as follows:

	Right of	Accumulated	Lease Liability		Gain on
	Use Asset	Amortization	Current	Long Term	Termination
Lease Terminations	$(1,301,571)	$907,370	$442,704	$74,030	$122,533

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating lease costs	$419,605	$397,428	$1,198,467	$1,213,386

Supplemental information related to operating leases for lease liabilities as of September 30, 2023 and September 30, 2022 is as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,155,759	$1,120,111
Weighted average remaining lease term	2.2 years	3.2 years
Weighted average discount rate	5.00%	5.00%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of September 30, 2023 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
Remainder of 2023	$393,129	$37,978	$355,151
2024	1,610,844	105,810	1,505,034
2025	1,453,785	28,290	1,425,495
Thereafter	—	—	—
Total future lease payments	$3,457,758	$172,078	$3,285,680

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

On December 1, 2021, the Company and Studio Wildcard sent a notice of claimed infringement (the “DCMA Takedown Notice”) to Valve Corporation, which operates the Steam platform, pursuant to the Digital Millennium Copyright Act (“DCMA”). The DCMA Takedown Notice concerned a videogame titled Myth of Empires, which was developed by Suzhou Angela Online Game Technology Co., Ltd. (“Angela Game”) and published by Imperium Interactive Entertainment Limited (“Imperium”).

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

On December 9, 2021, Angela Game and Imperium sued the Company and Studio Wildcard in the United States District Court for the Central District of California (the “District Court”) in response to the DCMA Takedown Notice. The lawsuit sought a declaratory judgment on non-liability for copyright infringement and non-liability for trade secret misappropriation, as well as unspecified damages for alleged misrepresentations in the DCMA Takedown Notice. Angela Game and Imperium also filed an application for a temporary restraining order asking the court to order us and Studio Wildcard to rescind the DCMA Takedown Notice so that Steam could reinstate Myth of Empires for download. On December 20, 2021, the Company and Studio Wildcard filed an answer to the complaint, which included counterclaims against Angela Game and Imperium and a third-party complaint against Tencent seeking unspecified damages resulting from the alleged copyright infringement and misappropriation of trade secrets in connection with the ARK: Survival Evolved source code.

On September 8, 2023, the Company entered into a settlement agreement with Angela Game. The settlement agreement includes an upfront payment from Angela Game to the Company plus ongoing payments. The upfront payment was recorded as deferred revenue, with a portion of the payment included in “other income” and the remaining amount to be recognized upon the satisfaction of certain performance obligations and future revenue sharing.

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

In October 2023, INDIEV has filed for bankruptcy and the Company does not expect to recover its costs from INDIEV. At this time, the Company is unable to quantify the magnitude of the potential loss should the plaintiffs’ lawsuit succeed and accordingly no accrual for loss has been recorded in the accompanying financial statements.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 19 – EARNINGS (LOSS) PER SHARE

The Company uses the two class method to compute its basic earnings (loss) per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The following table summarizes the computations of basic EPS and diluted EPS. The allocation of earnings between Class A and Class B shares is based on their respective economic rights to the undistributed earnings of the Company. Basic EPS is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur using the treasury stock method. The restricted stock units, underwriters warrants and warrants issued in connection with the convertible debt and equity line of credit were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect for the three and nine months ended September 30, 2023. The convertible notes were excluded from the if-converted method computation of diluted shares as their inclusion would have had an antidilutive effect for the three and nine months ended September 30, 2023. There were no such exclusions made in the 2022 calculation. For the three and nine months ended September 30, 2022, the Company has used the number of shares transferred in the reorganization transaction for the denominator in the EPS calculation. The following table provides a reconciliation of the weighted average number of shares used in the calculation of basic and diluted EPS.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Basic Earnings Per Share:
Net (loss) income attributable to Class A common stockholders	$(955,763)	$(1,538,738)	$(2,477,768)	$3,218,022
Net (loss) attributable to Class B common stockholders	(3,476,869)	-	(9,005,673)	-
Total net (loss) income attributable to Snail Inc and Snail Games USA Inc.	$(4,432,632)	$(1,538,738)	$(11,483,441)	$3,218,022
Class A weighted average shares outstanding - basic	7,901,145	35,000,000	7,909,715	35,000,000
Class B weighted average shares outstanding - basic	28,748,580	-	28,748,580	-
Class A and B basic earnings per share	$(0.12)	$(0.04)	$(0.31)	$0.09

Diluted Earnings Per Share:
Net (loss) income attributable to Class A common stockholders	$(955,763)	$(1,538,738)	$(2,477,768)	$3,218,022
Net (loss) attributable to Class B common stockholders	$(3,476,869)	$-	$(9,005,673)	$-
Class A weighted average shares outstanding - basic	7,901,145	35,000,000	7,909,715	35,000,000
Dilutive effects of common stock equivalents	-	-	-	-
Class A weighted average shares outstanding - diluted	7,901,145	35,000,000	7,909,715	35,000,000
Class B weighted average shares outstanding - basic	28,748,580	-	28,748,580	-
Dilutive effects of common stock equivalents	-	-	-	-
Class B weighted average shares outstanding - diluted	28,748,580	-	28,748,580	-

Diluted (loss) earnings per Class A and B share	$(0.12)	$(0.04)	$(0.31)	$0.09

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

On November 9, 2022, in connection with the IPO, the Company entered into an underwriting agreement (the “Underwriting Agreement” with the underwriters (the “Underwriters”), pursuant to which the Company agreed to issue and sell 3,000,000 shares of Class A common stock (the “Firm Shares”) at a purchase price of $4.675 per share to the Underwriters and granted the Underwriters an option (the “Over-Allotment Option”) to purchase up to 450,000 additional shares of Class A common stock (the “Option Shares”) at a purchase price of $4.675 per share. The Underwriters had the right to exercise the Over-Allotment Option at any time in whole, or from time to time in part, on or before the forty-fifth day following the effectiveness of the IPO. The Over-Allotment Option was not exercised by the Underwriters prior to its expiration.

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

Convertible Debt

In August 2023, pursuant to a securities purchase agreement (the “SPA”), the Company issued to two accredited investors (the convertible debt “Investors”) convertible notes with an aggregate principal amount of $1,080,000 (the “Convertible Notes”) and warrants to purchase up to an aggregate of 714,285 shares of the Company’s Class A common stock for gross proceeds of $1,000,000 (the “Convertible Notes Financing”).

In connection with the Convertible Notes Financing, the Company also entered into a registration rights agreement with the Investors. So long as the Company complies with certain conditions set forth in the SPA and the registration rights agreement, the Company will sell and the Investors will purchase, an additional $1,080,000 of aggregate principal amount of notes and warrants in the second tranche of the Convertible Note Financing. The second tranche closing has not yet taken place.

The Convertible Notes carry an original issue discount of approximately 7.4%, bear interest at a rate of 7.5% per annum (16% per annum in case of an event of default), are repayable in equal consecutive monthly installments beginning February 24, 2024 and mature on May 24, 2024 (the “Maturity Date”).

The Convertible Notes may be prepaid by the Company upon giving the Investors a fifteen-trading day notice by paying an amount equal to the then outstanding balance. If the Company enters into a qualifying financing it may be required by the Investors to repay part or all of the Convertible Notes at a 112.5% premium (limited to 10% of the proceeds of the qualified financing, if such financing results in gross proceeds to the Company at least $5,000,000). In event of default or change of control, the Investors may require the Company to prepay the Convertible Notes at a 120% premium.

Subject to certain ownership limitations, starting three months after their issuance, the Convertible Notes can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price equal 90% (85% in case of an event of default) of the average of the three the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the ten (10) trading days period prior the receipt of the notice of conversion. The conversion price may be adjusted if the Company issues a qualifying security at a lower price than the then conversion price.

If, upon receipt of conversion notice, the Company cannot issue shares of Class A common stock for any reason, then it is required to issue as many shares of Class A common stock as it is able to issue and, with respect to the unconverted portion, the Noteholder may elect for the Company to pay for each shares of Class A common stock that could not be issued at a price equal to the higher of the then conversion price or the VWAP as of the date of the conversion notice.

The Company determined that the Convertible Notes included features that required bifurcation from the debt host and met the criteria to be accounted for as a derivative liability that is accounted for at fair value. On the date of issuance, the compound derivative had an estimated fair value that was not significant due to the remoteness of the events that would trigger the redemption features. The derivative liability uses level 3 inputs, is to be measured at fair value each reporting date with change in fair value being reported in other income. The change in fair value during the three and nine months ended September 30, 2023, was not significant and as such, not recorded.

On the date of issuance, the Company allocated the proceeds between the instruments issued using fair value for the derivative liability with the residual amounts allocated to the convertible notes and warrants using relative fair value as follows:

Convertible notes	$554,246
Derivative liability	-
Warrants	445,754
Total proceeds	$1,000,000

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The difference of $525,754 between the allocated proceeds to the Convertible Notes and the aggregate principal amount will be accreted during the life of the notes. Additionally, $152,500 of transaction costs incurred by the Company were recorded as debt discount.

The following is a summary of the Convertible Notes as of September 30, 2023:

				Fair value
	Principal Amount	Unamortized debt discount and issuance costs	Net carrying amount	Amount	Levelling
Convertible Notes	$642,204	$(126,987)	$515,217	$557,000	Level 3

The debt discount is being amortized to interest expense over the maturity period using the effective interest method. For the three and nine months ended September 30, 2023, the Company recognized $121,796 of interest expense related to the Convertible Notes, comprising of $8,325 of contractual interest expense, $87,958 in accretion and $25,513 of amortization of debt discount and issuance costs.

Warrants

The convertible note warrants allow the Investors to purchase an aggregate of 714,285 shares of the Company’s Class A common stock at an exercise price of $1.89. The warrants can be exercised, subject to certain ownership limitations, in whole or in part during the exercise period commencing on November 24, 2023 and ending on the date that is five years thereafter.

The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions and also for subsequent issuance at a price lower than the then exercise price and adjustments to the strike price of other equity-linked instruments to a lower price than the then exercise price.

Due to their adjustment provisions, the warrants are classified as a liability on the condensed consolidated balance sheet. The fair value of the warrants at issuance has been estimated using a Monte-Carlo model and the following significant inputs:

	Issuance date	September 30, 2023
Stock price	$1.35	$1.14
Exercise price	$1.89	$1.89
Contractual term (years)	5.0	4.9
Volatility	60.0%	45.0%
Risk-free rate	4.39%	5.51%

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income (expense). At September 30, 2023, the fair value of the warrant liability was $452,351 and the changes in fair value during the three months ended September 30, 2023, amounted to a charge of $6,597 included in other income in our condensed consolidated statements of operations and comprehensive income (loss).

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Equity Line Purchase Agreement

On August 24, 2023, the Company entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with an investor, pursuant to which the investor has committed to purchase up to $5,000,000 in shares of the Company’s Class A common stock, subject to certain limitations and conditions set forth in the Equity Line Purchase Agreement. The Company shall not issue or sell any shares of common stock under the Equity Line Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by the investor, would result in beneficial ownership of more than 9.99% of the Company’s outstanding shares of common stock.

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC.

The registration statement covering the offer and sale of up to 8,913,312 shares of Class A common stock was declared effective on October 30, 2023, and an amendment increasing the registered shares to 15,093,768 was filed on October 10, 2023. The purchase price will be calculated as 92% of the volume weighted average prices of the Company’s common stock during normal trading hours for five business days prior to the closing date with respect of a purchase notice.

Concurrently with the signing of the Equity Line Purchase Agreement, the Company issued the equity line warrant to purchase 367,647 shares of its Class A common stock to the investor as a commitment fee. The total fair value, at the date of issuance, of the equity line warrant of approximately $105,411 was recorded as a liability and deferred offering cost and is included in other assets on our condensed consolidated balance sheet.

Warrants

In connection with the equity line of credit the Company issued to the Investors warrants to purchase an aggregate 367,647 shares of the Company’s Class A common stock for an exercise price of $1.50. The warrants can be exercised, subject to certain ownership limitations, in whole or in part during the exercise period commencing on August 24, 2023 and ending on the date that is five years thereafter.

The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions, for subsequent common share issuance at a price lower than the then exercise price of the warrants and adjustments to the strike price of other equity-linked instruments to a lower price than the then exercise price of the warrants.

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants at issuance has been estimated using a Monte-Carlo model and the following significant inputs:

	.Issuance date	September 30, 2023
Stock price	$1.35	$1.14
Exercise price	$1.89	$1.89
Contractual term (years)	5.0	4.90
Volatility	40.0%	40.0%
Risk-free rate	5.49%	4.61%

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. At September 30, 2023, the fair value of the warrant liability was $76,346 and the changes in fair value during the three and nine months ended September 30, 2023 amounted to an income of $29,065.

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units activity with directors for the nine months ended September 30, 2023. There were no activities during the nine months ended September 30, 2022.

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2023	24,000	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of September 30, 2023	24,000	$5.00

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the nine months ended September 30, 2023. There were no activities during the nine months ended September 30, 2022.

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2023	1,197,552	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(26,789)	5.00
Outstanding as of September 30, 2023	1,170,763	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

All share repurchases settled in the nine months ended September 30, 2023 were open market transactions. As of September 30, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Stock-Based Compensation Expense

Stock-based compensation expense resulting from RSUs and PSUs of $220,231 and $589,532 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense resulting from PSUs of $16,411 and $32,475 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023, respectively. There were no stock-based compensation expenses incurred during the three and nine months ended September 30, 2022.

During the three months ended September 30, 2023 and 2022, the Company recognized approximately $48,308 and $0 respectively, of deferred income tax benefit related to our stock-based compensation expense. During the nine months ended September 30, 2023 and 2022, the Company recognized approximately $131,185 and $0 respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of September 30, 2023, our total unrecognized compensation cost related to RSUs and PSUs was approximately $1.3 million and is expected to be recognized over a weighted-average service period of 2.6 years.

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

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK: Survival Evolved, is a leader within the sandbox survival genre with 88.4 million console and PC installs through September 30, 2023. See “— Key Performance Metrics and Non-GAAP Measures.” In the three and nine months ended September 30, 2023, ARK: Survival Evolved averaged a total of 231,337 and 249,170 daily active users (“DAUs”) on the Steam and Epic platforms as compared to 339,884 and 319,013 DAUs in the three and nine months ended September 30, 2022, respectively. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended September 30, 2023 and 2022, we generated 86.4% and 89.6%, respectively, of our revenues from ARK: Survival Evolved. For the nine months ended September 30, 2023 and 2022, we generated 86.9% and 91.7%, respectively, of our revenues from ARK: Survival Evolved.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through September 30, 2023, our ARK franchise game has been played for 3.4 billion hours with an average playing time per user of more than 162 hours and with the top 21.0% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended September 30, 2023 and 2022, our net revenue was $9.0 million and $15.6 million, respectively. For the nine months ended September 30, 2023 and 2022, our net revenue was $32.3 million and $59.1 million, respectively. During the three months ended September 30, 2023, approximately 43.0% of our revenue came from consoles, 41.4% from PC and 15.6% from mobile platforms. During the nine months ended September 30, 2023, approximately 41.1% of our revenue came from consoles, 37.4% from PC and 14.3% from mobile platforms. We had a net loss of $4.4 million for the three months ended September 30, 2023 as compared to a net loss of $1.5 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023 we had a net loss of $11.5 million, as compared to net income of $3.3 million for the nine months ended September 30, 2022.

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

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 42.8 million units between January 1, 2016 and September 30, 2023. We sold 1.2 million units during both of the three month periods ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, we sold 3.9 million units and 4.2 million units, respectively. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing on new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, Ark: Survival Evolved is our master game and Ark: Genesis is a DLC.

While we believe we have a significant opportunity to grow our user base, we anticipate that our overall user growth rate will fluctuate over time as we continue to release new master games and companion DLCs. Download rates and user engagement may increase or decrease based on other factors such as growth in console, PC and mobile games, ability to release content, market effectively and distribute to users.

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

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(in millions)
Units Sold(1)	1.2	1.2	(0.0)	-0.1%	3.9	4.2	(0.3)	-6.9%

(1) Units Sold include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units Sold remained consistent in the three months ended September 30, 2023, as compared to the three month period ended September 30, 2022 where the Company sold 1.2 million units. The Company was able to maintain sales across fiscal years due to a sales promotion that was typically ran in the month of April by a significant platform partner of the Company, but in 2023 it did not begin until the end of June. Units Sold decreased by 0.3 million, or 6.9%, in the nine months ended September 30, 2023, as compared to the nine month period ended September 30, 2022, due to the anticipated release of ARK: Survival Ascended.

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

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions)
Total net revenue	$9.0	$15.6	$(6.6)	-42.5%	$32.3	$59.1	$(26.8)	-45.3%
Change in deferred net revenue	1.5	(4.3)	5.8	-135.9%	0.8	(7.3)	8.1	-110.5%
Bookings	$10.5	$11.3	$(0.8)	-7.3%	$33.1	$51.8	$(18.7)	-36.1%

For the three months ended September 30, 2023, bookings decreased by $0.8 million, or 7.3%, compared to the three months ended September 30, 2022, primarily as a result of a decrease in ARK revenues and in-game purchases which contributed to $2.0 million of the decrease, a decrease in the sales of the Company’s other games of $0.4 million during the three months ended September 30, 2023 and $4.0 million in deferred revenue recognized during the three months ended September 30, 2022 for obligations met during the period.

For the nine months ended September 30, 2023, bookings decreased by $18.7 million, or 36.1%, compared to the nine months ended September 30, 2022, primarily as a result of decreased ARK revenues in 2023 due to decreased average selling prices (“ASPs”) and in-game purchases which contributed to $10.3 million of the decrease, a decrease in the sales of the Company’s other games of $1.7 million and no one-time contract payments during the nine months ended September 30, 2023 while there was $8.5 million in one-time contract payments and $6.5 million in one-time deferred contract revenue recognized during the nine months ended September 30, 2022. These were partially offset by a decrease in the change in deferred revenue of $8.1 million.

EBITDA

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure. We define EBITDA as net income (loss) before (i) interest income, (ii) interest expense, (iii) provision for (benefit from) income taxes, and (iv) depreciation and amortization expense, of property and equipment.

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

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions)
Net (loss) income	$(4.4)	$(1.5)	$(2.9)	-186.9%	$(11.5)	$3.3	$(14.8)	-450.9%
Interest income and interest income – related parties	-	-	-	260.5%	(0.1)	(0.6)	0.5	84.1%
Interest expense and interest expense – related parties	0.4	0.3	0.1	41.9%	1.0	0.6	0.4	55.9%
(Benefit from) provision for income taxes	(1.2)	(0.4)	(0.8)	-189.9%	(3.0)	0.8	(3.8)	-479.0%
Depreciation and amortization expense, property and equipment	0.1	0.1	-	-12.2%	0.3	0.4	(0.1)	-20.6%
EBITDA	$(5.1)	$(1.5)	$(3.6)	-228.7%	$(13.3)	$4.5	$(17.8)	-396.0%

EBITDA decreased by $3.6 million, or 228.7%, due primarily to a reduction in net income of $2.9 million and a decrease in the income tax provision of $0.8 million during the three months ended September 30, 2023 as compared to three months ended September 30, 2022. During the nine months ended September 30, 2023, EBITDA decreased by $17.8 million, or 396.0%, due to a reduction in net income of $14.8 million and a decrease in the income tax provision of $3.8 million; which was partially offset by a decrease in interest income and interest income - related parties of $0.5 million as compared to the nine months ended September 30, 2022.

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

Our net revenues through our top four platform providers as a proportion of our total net revenue for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions)
Platform 1	$3.6	$5.1	$(1.5)	-30.5%	$11.5	$17.9	$(6.4)	-35.4%
Platform 2	1.8	1.6	0.2	11.4%	5.4	15.2	(9.8)	-64.5%
Platform 3	0.8	1.1	(0.3)	-26.0%	3.0	7.7	(4.7)	-60.6%
Platform 4	0.7	0.3	0.4	121.4%	2.6	1.1	1.5	138.9%
All Other Revenue	2.1	7.5	(5.4)	-71.8%	9.8	17.3	(7.5)	-43.6%
Total	$9.0	$15.6	$(6.6)	-42.5%	$32.3	$59.2	$(26.9)	-45.3%

We expect changes in revenue to correlate with trends in the use and purchase of our games. The decrease in net revenues of Platform 1 and Platform 3 during the three month periods ended September 30, 2023 and 2022 was due to the decreased ASP of the ARK 1 franchise in the 2023 period. The increase in net revenues of Platform 4 was due to the remastered version of ARK 1 being released in the first quarter of 2023 and the increase in net revenue in Platform 2 is due to the free download promotions occurring in the six months prior to the three month period ended September 30, 2022 resulting in many end users opting to obtain the title during the free download promotion.

The decrease in net revenues of Platform 1 during the nine month period ended September 30, 2023 and 2022 was due to the decreased ASP of the ARK 1 franchise in the 2023 period. The decrease in net revenues of Platform 2 and Platform 3 were due to one off payments and deferred revenues recognized in the 2022 period, in addition to reduced ASP’s. The increase in net revenues of Platform 4 was due to the release of a remastered and upgraded version of ARK 1 on the platform during the nine month period ended September 30, 2023.

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

General and administrative

General and administrative expenses include rent expense, salaries, stock-based compensation, legal and professional expenses, internet and server expenses, contractor costs, insurance expenses, licenses and permits, other taxes and travel expenses. We expect salaries and wages to increase in a manner that is proportional with the added expenses and expertise of operating as a public company. We also expect salaries and wages to increase as we increase headcount as we expand our product offerings. Future stock-based compensation will be recorded within research and development and general and administrative expense. We also record legal settlement expenses as components of general and administrative expenses. We expect general and administrative expenses will increase in absolute dollars due to the additional administrative and regulatory burden of becoming and operating as a public company.

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

Interest expense and other, net

Interest expense consists of interest incurred under our term loans, 2021 Revolving Loan, promissory notes and the amortization of debt discounts. We expect to continue to incur interest expense under our debt instruments, although with respect to certain instruments, our interest expense will fluctuate based upon the underlying variable interest rates.

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

Results of Operations

Comparison of the three months ended September 30, 2023 versus the three months ended September 30, 2022

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Revenues, net	$9.0	$15.6	$(6.6)	(42.5)%
Cost of revenues	9.5	12.4	(2.9)	(23.8)%
Gross profit, (loss)	(0.5)	3.2	(3.7)	(115.1)%
Operating expenses:
General and administrative	3.5	4.5	(1.0)	(22.9)%
Research and development	1.3	0.1	1.2	1,029.6%
Advertising and marketing	0.2	0.2	—	8.6%
Depreciation and amortization	0.1	0.1	—	(12.2)%
Total operating expenses	5.1	4.9	0.2	3.6%
Loss from operations	$(5.6)	$(1.7)	$(3.9)	(222.1)%

Revenues

Net revenues for the three months ended September 30, 2023 decreased by $6.6 million, or 42.5%, compared to the three months ended September 30, 2022. The decrease in net revenues was due to a one time contract revenue payment recognized from deferred revenue for a free week promotion in the amount of $4.0 million that occurred in the three months ended September 2022 but not in 2023 and a decrease in sales of ARK, due to lower ASP’s. ARK sales and in-game purchases decreased by $2.0 million. Sales of the Company’s smaller titles decreased by a collective $0.4 million.

Cost of revenues

Cost of revenues for the three months ended September 30, 2023 decreased by $2.9 million, or 23.8%, compared to the three months ended September 30, 2022.

Cost of revenues for the three months ended September 30, 2023 and 2022 comprised the following:

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Software license royalties - related parties	$2.1	$3.4	$(1.3)	(38.5)%
Software license royalties	0.4	—	0.4	100.0%
License and amortization - related parties	4.7	6.4	(1.7)	(26.1)%
Merchant fees	0.2	0.6	(0.4)	(64.2)%
Engine fees	0.3	0.4	(0.1)	(18.7)%
Internet, server and data center	1.8	1.5	0.3	19.3%
Costs related to advertising revenue	—	0.1	(0.1)	(99.9)%
Total:	$9.5	$12.4	$(2.9)	(23.8)%

The decrease in cost of revenues for the three months ended September 30, 2023 was due to a decrease in ARK related royalties of $1.0 million, a decrease in merchant fees of $0.4 million, commensurate with the decrease in ARK sales, and a decrease in engine fees of $0.1 million. The Company also reported a decrease in license and amortization cost of $1.7 million due to a lower amortizable base that is the result of the age of certain licenses. These were offset by increased internet, server and data center costs of $0.3 million, primarily driven by increased server hosting rates.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 decreased by $1.0 million, or 22.9%. The decrease in general and administrative expenses was primarily due to a decrease in legal and professional expenses of $1.0 million, a decrease in salaries and wages of $0.2 million and a decrease in internet and administrative server costs of $0.2 million, offset by increased public company expenses of $0.1 million and increased insurance expenses of $0.2 million during the three months ended September 30, 2023.

Research and development expenses

Research and development expenses for the three months ended September 30, 2023 increased by $1.2 million, or 1,029.6%. The increase in research and development expenses was primarily due to increases in personnel advancing the development of the Company’s Atlas, Last Oasis and Agartha and future titles, in addition to the salaries of personnel developing future titles under the Company’s subsidiary, Donkey Crew, LLC, during the three months ended September 30, 2023.

Other Factors Affecting Net Income

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Interest expense	$(0.4)	$(0.3)	$(0.1)	41.9%
Other income	0.3	-	0.3	1,505.9%
Benefit from income taxes	(1.2)	(0.4)	(0.8)	189.9%

Interest expense

Interest expense is primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased by $0.1 million for the three months ended September 30, 2023 as a result of rising interest charges on the Company’s floating rate debt and amortization of debt discounts which did not occur in the 2022 period.

Other income

Other income was $0.3 million, and $0.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase was due to a litigation settlement.

Benefit from income taxes

The Company had an income tax benefit of $1.2 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, representing a decrease of $0.8 million. Our effective income tax rate was 21% for both of the three month periods ended September 30, 2023 and 2022, respectively.

Comparison of the nine months ended September 30, 2023 versus the nine months ended September 30, 2022

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Revenues, net	$32.3	$59.1	$(26.8)	(45.3)%
Cost of revenues	29.7	40.4	(10.7)	(26.6)%
Gross profit	2.6	18.7	(16.1)	(85.7)%
Operating expenses:
General and administrative	11.9	13.5	(1.6)	(11.9)%
Research and development	3.9	0.5	3.4	711.5%
Advertising and marketing	0.5	0.6	(0.1)	(14.2)%
Depreciation and amortization	0.3	0.4	(0.1)	(20.6)%
Total operating expenses	16.6	15.0	1.6	10.9%
(Loss) income from operations	$(14.0)	$3.7	$(17.7)	(475.0)%

Revenues

Net revenues for the nine months ended September 30, 2023 decreased by $26.8 million, or 45.3%, compared to the nine months ended September 30, 2022. The decrease in net revenues was due to a decrease in sales of ARK, a result of lower ASP’s as unit sales decreased by approximately 6.2%, additional deferred revenue and one-time payments related to contracts with certain platforms. ARK sales and in game purchases decreased by $10.3 million, deferred revenue from contracts decreased by $6.5 million, and one-off payments decreased by $8.5 million. Sales of the smaller titles decreased by a collective $1.7 million. These decreases in the Company’s smaller titles were partially offset by an increase of $0.2 million in revenue related to West Hunt.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2023 decreased by $10.7 million, or 26.6%, compared to the nine months ended September 30, 2022.

Cost of revenues for the nine months ended September 30, 2023 and 2022 comprised the following:

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Software license royalties – related parties	$6.9	$13.3	$(6.4)	(48.3)%
Software license royalties	1.0	—	1.0	1,983.2%
License and amortization – related parties	14.8	19.1	(4.3)	(22.6)%
License and amortization	—	0.3	(0.3)	(99.8)%
Merchant fees	1.0	1.9	(0.9)	(44.8)%
Engine fees	1.0	1.6	(0.6)	(36.0)%
Internet, server and data center	5.0	4.1	0.9	18.6%
Costs related to advertising revenues	-	0.1	(0.1)	(41.3)%
Total:	$29.7	$40.4	$(10.7)	(26.6)%

The decrease in cost of revenues for the nine months ended September 30, 2023 was due to a decrease in ARK related royalties of $5.5 million, a decrease in merchant fees of $0.9 million, commensurate with the decrease in ARK sales, and a decrease in engine fees of $0.6 million. The Company also reported a decrease in license and amortization cost of $4.6 million due to a lower amortizable base that is the result of the age of certain licenses. These decreases were partially offset by an increase in internet, server and data center costs of $0.9 million, driven by increased server hosting costs.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 decreased by $1.6 million, or 11.9%. The decrease in general and administrative expenses was primarily due to a decrease in legal and professional expenses of $2.3 million, a decrease in salaries and wages of $0.3 million, a decrease in internet and administrative server costs of $0.3 and a decrease in contractor related costs of $0.2 million. These decreases were partially offset by increased public company expenses of $0.8 million and an increase in insurance related expenses of $0.6 million during the nine months ended September 30, 2023.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2023 increased by $3.4 million, or 711.5%. The increase in research and development expenses was primarily due to additional development of the Company’s ARK 1, Atlas, Last Oasis and Agartha titles during the nine months ended September 30, 2023.

Other Factors Affecting Net Income

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Interest income – related parties	$-	$0.6	$(0.6)	(99.7)%
Interest expense	(1.0)	(0.6)	(0.4)	56.7%
Other income	0.3	0.3	-	0.7%
(Benefit from) provision for income taxes	(3.0)	0.8	(3.8)	(479.0)%

Interest income

Interest income — related parties was $0.0 million, and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was due to the distribution of the Shi Loan to Suzhou Snail in April 2022.

Interest expense

Interest expense is primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased by $0.4 million for the nine months ended September 30, 2023 as a result of increased interest charges on the Company’s floating rate debts and the short-term note issued in January 2022 and the amortization of the discount on the Company’s convertible notes.

Other income

Other income was $0.3 million, and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

(Benefit from) provision for income taxes

The Company had an income tax benefit of ($3.0) million for the nine months ended September 30, 2023 and a provision for income taxes of $0.8 million for the nine months ended September 30, 2022 representing a decrease of $3.8 million. Our effective income tax rate was 21% and 20% for the nine months ended September 30, 2023 and 2022, respectively.

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

Liquidity and Going Concern

Our primary sources of liquidity are the cash flows generated from our operations and increased financing activities in the period ended September 30, 2023, that are currently available unrestricted cash. Our unrestricted cash was $4.9 million and $12.9 million as of September 30, 2023 and December 31, 2022, respectively.

Our restricted cash and cash equivalents were $1.1 million and $6.4 million as of September 30, 2023 and December 31, 2022, respectively. Our restricted cash primarily consists of time deposits and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of September 30, 2023, our 2021 Revolving Loan and 2022 Short Term Note of $6.0 million and $2.1 million are due in December 2023 and January 2024, respectively. On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and if the note is not converted, it will mature on May 24, 2024. We intend to renegotiate with the lender to extend the maturity dates of the 2021 Revolving Loan and the 2022 Short Term Note. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan or the 2022 Short Term Note with the lender at terms acceptable to us or at all. Additionally, we plan to repay the outstanding amounts under the 2022 Short Term Note pursuant to the terms of the 2022 Short Term Note agreement. Currently, we expect that we will not be in compliance with its quarterly debt covenant for the three months ending December 31, 2023. We are working with the lender to resolve the expected non-compliance with the debt covenant.

The Company raised additional capital during the three months ended September 30, 2023 in the form of the convertible notes, short term financing arrangement with the Company’s IDC vendor, and the distribution agreement entered into with our retail partner which provided advanced royalties. We may need to raise additional capital and issue registered shares to draw on an equity line of credit if needed. The need for additional capital depends on many factors, including, among other things, whether we can successfully renegotiate the terms of our debt arrangements, the rate at which our business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. We cannot provide assurance that we will be able to successfully access any such equity or debt financings, that the required equity or debt financings would be available on terms acceptable to us, if at all, or that any such financings would not be dilutive to our stockholders.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Net cash flows used in operating activities	$(10.8)	$(0.7)	$(10.1)	(1,521.5)%
Net cash flows provided by investing activities	—	1.2	(1.2)	(100.0)%
Net cash flows used in financing activities	(2.4)	(1.6)	(0.8)	(46.9)%
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	$(13.2)	$(1.1)	$(12.1)	(1,112.1)%

Operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2023 decreased $10.1 million as compared to the nine months ended September 30, 2022, which resulted primarily from a period-over-period decrease in net income of $14.8 million and a decrease of $6.1 million in non-cash reconciling items, a decrease in accounts payable and accounts payable – related party of a $0.9 million, a $1.4 million decrease in net accounts receivable and accounts receivable – related party, offset by a $9.3 million increase from changes in deferred revenues, an increase of $0.3 million in accrued expenses and a decrease in the cash flows from prepaid expenses and other current assets of $3.6 million.

Net loss was $11.5 million for the nine months ended September 30, 2023 as compared to a net income of $3.3 million for the nine months ended September 30, 2022, representing a decrease of $14.8 million. The decrease was primarily due to a decrease in revenue of $26.8 million, an increase in research and development expense of $3.4 million, a net decrease in interest income – related party of $0.6 million, an increase in interest expense of $0.4 million, an increase of $0.8 million in internet server and data center costs; offset by a decrease in royalties of $5.5 million, a decrease in license cost and license right amortization of $4.5 million, a decrease in merchant and engine fees of $1.4 million, a decrease in general and administrative expenses of $1.6 million, and a decrease in the Company’s tax provision of $3.8 million.

Non-cash reconciling items were ($0.7) million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively, representing a decrease of $6.1 million. The decrease in the non-cash reconciling items was primarily due to a decrease of $4.4 million in amortization, an increase in deferred taxes of $3.1 million, partially offset by decrease in the interest income from shareholder loan of $0.5 million, an increase in stock based compensation of $0.6 million and a decrease in gains recognized of $0.3 million for the lease termination and paycheck protection program loan forgiveness.

The increase in our net operating assets and liabilities between the nine months ended September 30, 2023 and 2022 of $10.7 million was primarily the result of a net increase in prepaid expenses — related party and prepaid expenses and other current assets of $3.5 million primarily driven by timing of payments of federal and state taxes, the litigation receivable and DLC development costs and an increase in accrued expenses of $0.3 million, an increase in deferred revenue of $9.3 million, partially offset by a decrease in accounts payable and accounts payable — related party of $0.9 million resulting from decreased vendor accruals near the end of the period and lower royalties payable due to lower revenues, net decrease in accounts receivable and accounts receivable — related party of $1.4 million due to timing of receipts and payments from customers and a related party.

Our accounts receivable — related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of September 30, 2023 and December 31, 2022, the net outstanding balances of receivables due from SDE were $11.5 million and $11.3 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within a commercially reasonable period of time. In the event we do not receive timely remittance from SDE, we may hold back amounts owed to SDE from future licensing costs payable to SDE pursuant to our existing contractual relationship. See Note 5 — Accounts Receivable — Related Party to our condensed consolidated financial statements included in this Quarterly Report.

Investing activities

Cash provided by investing activities for the nine months ended September 30, 2023 decreased $1.2 million compared to the nine months ended September 30, 2022 due to receipt by the Company of $1.5 million on the Pound Sand note, partially offset by the repayments of a $0.3 million related party loan in 2022.

Financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2023 were $2.4 million compared to net cash flows used in financing activities of $1.6 million for the nine months ended September 30, 2022. Financing activities for the nine months ended September 30, 2023 included repayments of $3.8 million on a short term note, repayment of $3.0 million on the revolving loan, the purchases of treasury stock in the amount of $0.3 million, payments of offering costs included in the Company’s payables of $0.3 million, partially offset by borrowings under a note payable of $2.3 million, proceeds received for the issuance of convertible debt of $0.9 million and the refund of a $1.9 million dividend withholding payment. Financing activities for the nine months ended September 30, 2022 included $10.0 million of borrowings under our term loan, which was offset by repayments on our short term note in the amount of $3.3 million and a cash dividend declared and paid of $8.2 million.

Registered Offerings

In September 2022, we filed a Form S-1 Registration Statement with the SEC in connection with our IPO. As of the effective date of the Registration Statement, we became the parent company of Snail Games USA and a holding company, with our principal asset consisting of all the shares of common stock of Snail Games USA.

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

In October 2023, we filed a Form S-1 Registration Statement with the SEC in connection with our issuance of convertible note, an equity line of credit and warrants related to each financing as noted below.

Capital resources

We fund our operations from our net cash flows provided by operating activities. In addition to these cash flows, we have entered into certain debt arrangements to provide additional liquidity and to finance our operations.

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. As amended, the 2021 Revolving Loan matures on December 31, 2023 and bears interest at a rate equal to the prime rate less 0.25%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis. The 2021 Revolving Loan was partially secured by the certificate of deposit accounts held with the financial institution, and reported as restricted cash, in the amounts of $5.3 million as of December 31, 2022. In June 2023, the Company amended its revolving loan and the certificate of deposit accounts securing the loan were released. As September 30, 2023, we had borrowings of $6.0 million outstanding under our 2021 Revolving Loan. We intend to extend the 2021 Revolving Loan prior to its maturity date. There is no guarantee that we will be able to extend the 2021 Revolving Loan on terms acceptable to us in the future, or at all.

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

In January 2022, we amended and restated our 2021 Revolving Loan and we executed a promissory note to obtain an additional long-term loan with a principal balance of $10.0 million which was set to mature on January 26, 2023 (the “2022 Short Term Note”). In November 2022, the maturity date was extended to January 26, 2024. Interest is equal to the higher of 5.75% and the Wall Street Journal prime rate plus 0.50%. The 2022 Short Term Note is secured and collateralized by our existing assets. As of September 30, 2023, we had borrowings of $2.1 million outstanding under the 2022 Short Term Note.

Convertible Notes

On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and will mature on May 24, 2024. In the event of a default the interest rate will be increased to the lower of 16% per annum or the highest amount permitted by applicable law. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, any time after November 24, 2023. The difference of $525,754 between the proceeds allocated to the Convertible Notes and the aggregate principal amount will be accreted over the life of the notes. Additionally, $152,000 of transaction costs incurred by the Company were recorded as a debt discount. The discount is amortized using the effective interest rate of 109.7%. As of September 30, 2023, we had borrowings of $1,080,000, net of a $564,783 discount under the Convertible Notes. The Company has registered shares for potential issuance on exercise of the warrants, or conversion of the note, on Form S-1 that was declared effective on October 30, 2023.

Equity Line Purchase Agreement

On August 24, 2023, the Company entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with an investor, pursuant to which the investor has committed to purchase up to $5,000,000 in shares of the Company’s Class A common stock, subject to certain limitations and conditions set forth in the Equity Line Purchase Agreement. The Company shall not issue or sell any shares of common stock under the Equity Line Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by the investor, would result in beneficial ownership of more than 9.99% of the Company’s outstanding shares of common stock.

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. The Company has registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on Form S-1 that was declared effective on October 30, 2023.

2023 Note Payable

In July 2023, the Company entered into a cooperation agreement with its IDC vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return, the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds are to be repaid in monthly installments starting in November 2023 and are to be based on 20% of the gross monthly Ark Survival revenues. The Company has imputed interest at 8.0% on draws made. As of September 30, 2023, we had borrowings of $2.3 million outstanding under the Note Payable.

Financial covenants

The 2021 Revolving Loan, Term Loan and the 2022 Short Term Note require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. We were in compliance with, or had waivers for, all covenants under our debt facilities as of September 30, 2023.

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

Intangible Assets

The Company’s publishing and development business requires significant investments in intangible assets such as licensing rights. The carrying values of these intangibles are periodically reviewed and adjusted, as appropriate, based on estimates of their useful lives, futures cash flows and fair values. Estimates of futures cash flows may vary from period to period depending on market factors such as media and gaming trends and current sales trends. If these estimates result in a reduction in cash flows the Company may recognize an impairment loss on the intangible asset. The Company did not have any material changes in these estimates during the nine months ended September 30, 2023 but believe it is reasonably possible that changes may occur in future periods.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected in a timely manner. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting involving failure to properly design and implement controls related to the accounting for income taxes and equity, failure to design and implement sufficient disclosure controls related to certain items in the statement of cash flows, and failure to properly classify certain operating expenses and game server costs as cost of revenues in the consolidated financial statements and deferred taxes in the consolidated footnotes. We have enhanced our financial reporting close control procedures and intend to hire additional personnel with a depth of knowledge and experience to join our accounting and finance organization in order to remediate this material weakness. During the process for preparing the unaudited condensed consolidated financial statements for the nine months ended September 30, 2023, we identified a previously undisclosed related party transaction involving an affiliate of Mr. Hai Shi, our Founder, Chairman, and Chief Strategy Officer. The previously undisclosed related party transaction was a commercial real property lease that was executed by Snail Games USA Inc., our principal operating subsidiary, but was utilized and paid for by an affiliated entity controlled by Mr. Shi. We evaluated the impact of including the previously unreported right of use asset and lease liability related to this lease on our historical consolidated financial statements and concluded it did not have a material impact on our previously filed financial statements. Accordingly, we corrected the reporting in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2023. However, the lack of effective control over the identification of related party transactions gives rise to a material weakness in our internal control over financial reporting. We are in the process of remediating this internal control weakness by inquiring of all executive management and board of directors of any contracts entered into on behalf of the Company, or its subsidiaries, on a quarterly basis. Further, the Company reviews any unusual and recurring significant payments for related contracts. See Part II Item 1A “Risk Factors — General Risk Factors — We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. During the quarter ended September 30, 2023, the Company failed to identify and allocate the consideration received from a settlement between the settlement gain and revenue generating activities. The lack of effective control over the identification and accounting for this significant and unusual transaction give rise to a material weakness in our internal control over financial reporting. We are in the process of evaluating our remediation plan for significant and unusual transactions. If we do not effectively remediate the material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results.”

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2023, we have identified a material weakness as described above. We have made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include, but are not limited to, the implementation of additional reviews over income tax disclosures, equity related disclosures, certain items in the statements of cash flows, and classifications of operating expenses; and additional inquiries of executive management and board members of any contracts entered during each reporting period on behalf of the Company.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Unaudited Condensed Consolidated Financial Statements — Note 18 Commitments and Contingencies — Litigation.”

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors described under “Item 1A Risk Factors” in our Annual Report on Form 10-K, and any other periodic or current report filed with the SEC, together with all of the related financial statements and notes thereto. We have not identified any material changes to the risk factors previously disclosed in Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 other than as set forth below:

Risks Related to Our Business and Industry

Due to our recent net loss, negative cash flow from operations, and significant revolving and term debt coming due in less than 12 months, there is substantial doubt about our ability to continue as a going concern.

For the nine months ended September 30, 2023, we incurred a net loss of $11.5 million and had a negative cash flow from operations of $10.8 million. Our 2021 Revolving Loan and 2022 Short Term Note of $6.0 million and $2.1 million are due in December 2023 and January 2024, respectively. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan with the lender at terms acceptable to us or at all. Additionally, we plan to repay the outstanding amounts under the 2022 Short Term Note pursuant to the terms of the 2022 Short Term Note agreement and to renew the debt arrangement. On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and if the note is not converted, it will mature on May 24, 2024.

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

Our unaudited condensed consolidated financial statements for the nine months ended September 30, 2023 were prepared on a going concern basis in accordance with GAAP. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our unaudited condensed consolidated financial statements included in this Quarterly Report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 86.9% of our net revenue for the nine months ended September 30, 2023, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 92.6% of our net revenue for the nine months ended September 30, 2023. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 86.9% of our net revenue for the nine months ended September 30, 2023. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the nine months ended September 30, 2023, 89.7% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 89.7% of our net revenue by product platform for the nine months ended September 30, 2023. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our effective tax rate was 21% for the nine month period ended September 30, 2023 and 20% for the nine month period ended September 30, 2022. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

The Company has debt obligations with short term durations that are coming due within one year.

We have significant debt obligations coming due within one year. Our current revolving loan has a balance of $6.0 million as of September 30, 2023, and is due for repayment on December 31, 2023. Our short-term note has a balance of $2.1 million as of September 30, 2023, and has even monthly debt service payments until the loan is fully repaid in January 2024. On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and if the note is not converted, it will mature on May 24, 2024. The Company intends to extend the revolving loan and renew the short-term note debt arrangement and faces the risk that we will be unable to. If we are unable to extend the revolving loan or renew the debt arrangement, the Company may have significantly reduced unrestricted and restricted cash which could adversely impact our results of operations and ability to invest in the development and acquisition of IP. See Note 15 – Revolving Loan, Short Term Note and Long-Term Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Hua Yuan International Limited, a minority stockholder, is indirectly controlled by China-Singapore Suzhou Industrial Park Ventures Co., Ltd., a Chinese state-owned entity, which could subject us to risks involving U.S. -China relations and related risks.

Hua Yuan International Limited, which beneficially owned 8.7% of our common stock and controlled 1.1% of our voting power during the nine month period ended September 30, 2023, is indirectly controlled by China-Singapore Suzhou Industrial Park Ventures Co., Ltd., a Chinese state-owned entity. Recent political and economic tensions between the United States and China have negatively impacted certain public companies with stockholders that are Chinese state-owned entities. For example, in May 2021, three telecommunications companies with controlling stockholders that are Chinese state-owned entities — China Mobile Limited, China Unicom and China Telecom Corp., Ltd. — announced they would be delisted by the New York Stock Exchange pursuant to U.S. investment restrictions enacted in 2020. In addition, the Holding Foreign Companies Accountable Act, enacted in December 2020, requires SEC registrants to disclose whether an issuer is owned or controlled by a governmental entity in a foreign jurisdiction that does not allow inspection by the Public Group Accounting Oversight Board, principally including issuers based in China.

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

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our Class A common stock. As of September 30, 2023, we had 36,649,725 shares of common stock outstanding. This includes 35,000,000 shares that are currently restricted as a result of securities laws but will be able to be sold as described in the section entitled “Shares Eligible for Future Sale” of our Prospectus as filed by us with the SEC on November 10, 2022 pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1, as amended. We have also registered, and we intend to continue to register, all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates.

We cannot guarantee that our share repurchase program will be fully implemented or it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock (the “Share Repurchase Program”), which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors, at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of September 30, 2023, approximately $1.3 million of the Share Repurchase Program remains available for future repurchases. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

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

Our management identified a material weakness in our internal control over financial reporting involving lack of sufficient financial reporting close controls, including certain disclosure controls, and a material weakness in our internal control over financial reporting involving lack of effective control over the identification of related party transactions, identify and allocate the significant and unusual consideration received from a settlement between the settlement gain and revenue generating activities as of September 30, 2023. See Item 4, “Controls and Procedures,” in this Quarterly Report for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. As a result of the material weaknesses, our management has concluded that our internal control over financial reporting were not effective as of September 30, 2023.

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

Risks Related to Convertible Notes and Equity Line Credit Financing

Investors who buy shares in the convertible notes and equity line credit financing offering at different times will likely pay different prices.

Investors who purchase shares of common stock at different times will likely pay different prices, and so may experience different levels of dilution and different outcomes in their investment results. In connection with the Equity Line of Credit Financing, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares of common stock sold to the Equity Line Investor. Similarly, the Equity Line Investor may sell such shares of common stock at different times and at different prices. Investors may experience a decline in the value of the shares they purchase from the Equity Line Investor because of sales made by us in future transactions to the Equity Line Investor at prices lower than the prices they paid. Sales to the Equity Line Investor by us could result in substantial dilution to the interests of other holders of our Class A common stock. Additionally, the sale of a substantial number of shares of our Class A common stock to the Equity Line Investor, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales, which could have a materially adverse effect on our business and operations.

Our management will have broad discretion over the use of the net proceeds from our sale of shares of common stock to the Equity Line Investor, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion with respect to the use of proceeds from the sale of any shares of our common stock to the Equity Line Investor. You will be relying on the judgment of our management regarding the application of the proceeds from the sale of any shares of our common stock to the Equity Line Investor. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could harm our business, delay the development of our pipeline product candidates and cause the price of our common stock to decline.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

We may direct the Equity Line Investor to purchase up to $5,000,000 worth of shares of our Class A common stock under the Equity Line Purchase Agreement until December 31, 2023, in amounts up to $1,000,000 in shares of our Class A common stock depending on market prices.

Our ability to sell shares to the Equity Line Investor and obtain funds under the Equity Line Purchase Agreement is limited by the terms and conditions in the Equity Line Purchase Agreement, including restrictions on the amounts we may sell to the Equity Line Investor at any one time, and a limitation on our ability to sell shares to the Equity Line Investor to the extent that it would cause the Equity Line Investor to beneficially own more than 9.99% of our outstanding shares of Class A common stock. Additionally, we will only be able to sell or issue to the Equity Line Investor (subject to certain reductions and other adjustments pursuant to the Equity Line Purchase Agreement, the “Exchange Cap”) in total under the Equity Line Purchase Agreement, which is equal to 19.99% of the aggregate number of shares of Class A common stock outstanding prior to execution of the Equity Line Purchase Agreement, unless stockholder approval is obtained to issue in excess of such amount. Therefore, we may not in the future have access to the full amount available to us under the Equity Line Purchase Agreement, depending on the price of our Class A common stock. In addition, any amounts we sell under the Equity Line Purchase Agreement may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our Class A common stock currently registered.

The extent we rely on the Equity Line Investor as a source of funding will depend on a number of factors including the prevailing market price of our Class A common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from the Equity Line Investor were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $5,000,000 in shares of our Class A common stock under the Equity Line Purchase Agreement to the Equity Line Investor, we may still need additional capital to finance our future plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Class A common stock could be reduced. A financing could involve one or more types of securities including Class A common stock, convertible debt, or warrants to acquire Class A common stock. These securities could be issued at or below the then prevailing market price for our Class A common stock. If the issuance of new securities results in diminished rights to holders of our Class A common stock, the market price of our Class A common stock could be negatively impacted. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition, and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2023	153	$1.68	153	$1,333
February 2023	—	—	—	—
March 2023	—	—	—	—
April 2023	—	—	—	—
May 2023	—	—	—	—
June 2023	—	—	—	—
July 2023	—	—	—	—
August 2023	—	—	—	—
September 2023	—	—	—	—
Total	153		153

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. All share repurchases settled in the nine month period ended September 30, 2023 were open market transactions. As of September 30, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Form of Warrant	8-K	001-41556	4.1	August 30, 2023
4.2	Form of Equity Line Warrant	8-K	001-41556	4.2	August 30, 2023
4.3	Form of Note	8-K	001-41556	4.3	August 30, 2023
10.1	Form of Purchase Agreement	8-K	001-41556	10.1	August 30, 2023
10.2	Form of Registration Rights Agreement	8-K	001-41556	10.2	August 30, 2023
10.3	Form of Equity Line Purchase Agreement	8-K	001-41556	10.3	August 30, 2023
31.1	Certification of Chief Executive Officer of Snail, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on August 14, 2023.

Snail, Inc

Date: November 14, 2023	By:	/s/ Jim S. Tsai
Jim S. Tsai
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer

