Form 10-K
period 2023-12-31
Snail, Inc.
filed 2024-04-01
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41556

SNAIL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	88-4146991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12049 Jefferson Blvd Culver City, CA	90230
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: +1 (310) 988-0643

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SNAL	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2023, the last business day of the Registrant’s most recently completed second quarter, there was no public market for the Registrant’s class B common stock. The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Class A common stock on the Nasdaq Capital Market on June 30, 2023, was $12,562,821.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 27, 2024
Class A Common Stock, par value $0.0001 per share	8,007,474
Class B Common Stock, par value $0.0001 per share	28,748,580

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant’s 2024 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2023 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SNAIL, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2023

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

Further information on risks, uncertainties and other factors that could affect our financial results are included in our filings with the United States Securities and Exchange Commission (the “SEC”) from time to time, including in Item 1A of Part I, “Risk Factors,” of this Annual Report and other periodic reports on Form 10-K and 10-Q filed or to be filed with the SEC. You should not rely on these forward-looking statements, as actual outcomes and results may differ materially from those expressed or implied in the forward-looking statements as a result of such risks and uncertainties. All forward-looking statements in this Annual Report are based on management’s beliefs and assumptions and on information currently available to us as of the date of this filing, and we do not assume any obligation to update the forward-looking statements provided to reflect events that occur or circumstances that exist after the date on which they were made.

ii

PART I

Item 1. Business.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue each year we released ARK downloadable content (“DLC”) and ARK: Survival Ascended was a top-20 bestselling game on the Steam platform during its release in October of 2023. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with over 90.7 million console and PC installs through December 31, 2023. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics and Non-GAAP Measures.” In the year ended December 31, 2023, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 416,479 daily active users (“DAUs”) on the Steam and Epic platforms. We define “daily active users” as the number of unique users who play any given game on any given day. For the years ended December 31, 2023 and 2022, we generated 87.8% and 90.8%, respectively, of our revenues from the ARK franchise.

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

We optimize our development pipeline and target specific market segments by publishing games under several specialized brands through our two publishing labels, Snail Games USA and Wandering Wizard. Our distribution strategy utilizes Steam’s early access feature (“Early Access”), which allows us to publish a title while it is still in development, to achieve faster go-to-market times. We utilize proprietary technology, including a versatile game engine and advanced server technology, to heighten artistic detail and increase player engagement.

We attribute our continued success to several differentiating elements.

Perseverance: We are called Snail because we admire a snail’s perseverance in achieving its goals. We maintain a disciplined approach to our game development, financial management and strategic acquisitions as we seek to deliver long-term value.

Innovation: We believe innovation is at the core of a highly engaging entertainment experience. Our titles span from indie to our AAA franchise ARK: Survival Ascended. We created the Wandering Wizard label to allow us to invest and grow indie titles built by bright, passionate teams.

Technology: We utilize advanced and proprietary technologies to drive demand and optimize costs. The Company is strategically integrating artificial intelligence technology into our game development process. We will transform our art pipeline with an innovative text to 3D model and pioneer the generation of resources and biomes on a planetary scale. Our proprietary micro-influencer platform, NOIZ, operated by our subsidiary Eminence Corp, enables us to substantially broaden our influencer base at an advantaged cost, and our game and server technology provide a highly customizable development infrastructure.

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

Experience: Our management team has deep knowledge of the gaming landscape based on more than two decades of experience in the gaming industry. Our Founder, Chairman and Chief Strategy Officer, Mr. Hai Shi, was a pioneer in sandbox and MMORPG games, and our Chief Executive Officer, Jim Tsai, has a deep understanding of game development and publishing with more than 26 years of experience. Our industry experience is foundational to our success in development and publishing and helps us to quickly identify attractive acquisition and partnership opportunities.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through December 31, 2023, our ARK series games have been played for 3.5 billion hours with an average playing time per user of 163.7 hours and with the top 21.0% of all players spending over 100 hours in the game, according to data from the Steam platform. For the years ended December 31, 2023 and 2022, our net revenue was $60.9 million and $74.4 million, respectively. We have maintained a diversified revenue base across platforms. During fiscal year 2023, approximately 43.7% of our revenue came from consoles, 43.4% from PC and 9.6% from mobile platforms. We had a net loss of $9.1 million for the year ended December 31, 2023 as compared to net income of $1.0 million for the year ended December 31, 2022.

Recent Developments

We have robust plans to bolster our ARK franchise in 2024 with DLCs for existing platforms and an expansion of our offerings on the Nintendo Switch platform. In December 2023, we announced the updated development road map of ARK: Survival Ascended which included releases of DLC’s and canon events through 2025. We have a significant upgrade of ARK Mobile planned for the Android and iPhone platforms and the release of a new premium mod service program on PC, PlayStation, and Xbox in the first half of 2024. We have also announced the release of Bellwright in the second quarter of 2024; an open world survival role playing game (“RPG”) based in the feudal period and developed by our wholly owned subsidiary Donkey Crew, LLC (“Donkey Crew”).

Market Opportunity

We serve a large addressable market in a dynamic industry with strong growth tailwinds. Video games are rapidly growing as an entertainment platform on a global scale given the proliferation of mobile devices and numerous vectors of gaming experience. We are well-positioned to capitalize on economic trends in our markets as we own and/or maintain exclusive license rights to valuable intellectual property (“IP”) that can be monetized through various channels across gaming and digital entertainment. We believe that our current market leadership in video games and growing presence in influencer platform through NOIZ is just our beginning.

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

Value proposition for creators: In the first quarter of 2024 the Company has launched its premium modding program through ARK: Survival Ascended which will allow publishing of modified content to the PC, Xbox and PlayStation platforms. This is revolutionary as these platforms were previously locked for modified content. Our proprietary technology will allow capable developers familiar with the cutting-edge Unreal Engine 5 to publish their creations onto console platforms with the click of a button. The premium mods program for ARK: Survival Ascended represents a forward-thinking approach to community engagement and rewards creators with an industry leading 50% share of the revenue generated.

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

Development: We also develop titles using a partnership approach in which we acquire ownership stakes in independent development teams. We preserve a development team’s culture by allowing a high degree of autonomy in its operations, which we believe allows development teams to retain their creative license, while also extracting synergies by utilizing our shared resources including customer service and backend functions. Furthermore, we foster a culture of communication where employees at all levels at our partner studios are able to receive direct feedback from our CEO. We partnered with Donkey Crew to produce Last Oasis, a nomadic survival massively multiplayer online game (“MMO”) with melee combat conquests, and Bellwright, an open-world survival game set in medieval times and includes town building, resource management and combat strategy.

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

Our Key Strengths

Top-ranked category defining franchise with a track record of growth: Our dedication to our customers and innovative game development has resulted in our position as a top-ranked, category-defining franchise with a track record of growth. Our flagship franchise, ARK, is a leader within the sandbox survival genre with over 90.7 million console and PC installs through December 31, 2023. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue each year we released an ARK DLC and ARK: Survival Ascended was a top-20 bestselling game on the Steam platform during its release in October 2023. As of December 31, 2023, ARK has been played for 3.5 billion hours since its release on the Steam platform.

Proven expertise in creating successful gaming franchises: We have proven expertise in creating successful gaming franchises. We are a multi-platform publisher with over 14 years of experience in creating culturally influential game titles, while demonstrating financial growth. As of December 31, 2023, we had 27 game titles. By recognizing the lucrative potential of the sandbox survival category at its nascent stages, we became a first mover in the category, and we now license and publish leading IP, including the global franchise ARK: Survival Evolved, ARK: Survival Ascended, Atlas, Last Oasis, Dark and Light and Outlaws of the Old West. Our approach to the industry is to create a one-size-fits-all game to draw people into the overall sandbox survival genre. In order to retain players, we invest in game quality to generate additional interest, in addition to spending on advertising. Our collaborative relationships with video game development studios, industry leaders, technology providers and distribution platforms allow us to invest in promising video game projects and manage their growth into AAA video games and entertainment franchises. Our approach creates a continuous cycle of monetization opportunities across our gaming portfolio.

IP portfolio spanning across multiple media formats and technology platforms to captivate end user: We license and own an IP portfolio spanning across multiple media formats and technology platforms to captivate end users. Our primary use of IP is to generate successful video games within and beyond the sandbox survival genre. Currently, our games are available on Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, as well as through traditional retail channels. However, our vision for our valuable IP rights extend far beyond just gaming: our vision extends into media formats such as animation, TV, movies, eSports, and reality TV and interactive media, which we believe has tremendous potential. We have high aspirations across digital media and are poised to enter the animation and television industry with ARK, the Animated Series in 2024.

Collaborative development process between developers and management: We continue to evolve with the industry with our deep pipeline of leading video game franchises such as ARK: Survival Evolved, ARK: Survival Ascended, Atlas, Survivor Mercs, Last Oasis, Bellwright, Dark and Light and Outlaws of the Old West. Our success in game development and in keeping up with industry trends is partially attributed to our collaborative relationships with video game development studios, industry leaders, technology providers and distribution platforms. Our cooperative development process provides for a proprietary scalable model to publish multiple AAA video games based on current trends. We are proud of our collaborative relationship with our developers, as we believe it is truly unique in our industry and one of our main differentiators. We offer developers an ecosystem that aligns incentives and creates an environment for creativity to thrive. In addition to wonderful ideas for games, we value partners who share our vision and culture. After a partnership is formed, we offer developers a direct line of communication to Mr. Shi, our Founder, Chairman and Chief Strategy Officer, who is viewed as a pioneer in the video game industry and business world. We offer developers freedom by giving them access to the wide breadth of the Snail platform and resources so they can do what they do best: create.

Innovative use and creation of next-gen technologies and platforms: We use innovative technology to serve our customers, allowing us to provide high-quality user experiences and services. Our proprietary video game technology includes a versatile game engine, development pipeline tools, advanced rendering technology and advanced server and network operations, although we also use currently accepted standard industry technologies. Additionally, our customizable development infrastructure provides a framework for efficiently developing all types of video game projects using advanced rendering technologies for realistic lighting, weather and atmospheric effects, for creating new types of virtual assets and for other effects that heighten artistic detail and increase player engagement. Our ARK: Survival Ascended premium mod program unlocks the power of Unreal Engine 5 for our player base to create limitless content and rewards their creativity through the most competitive revenue sharing models in the industry. Modders will be able to amplify their reach through this technology by publishing their mods across multiple platforms. Since inception, we have been developing our proprietary engine, Flexi. Unlike mainstream commercial engines, we are developing Flexi to allow us to save on royalty costs and retain ownership of our modifications to engines. We are currently creating an AAA game fully utilizing the Flexi engine to display its advanced capabilities. Most commercial engines are designed for single session games and a small number of concurrent players in a specific geolocation. Our goal with Flexi, however, is to have the capability to handle a greater number of players in a particular area, which can be utilized for larger games with robust user interactions. Our micro-influencer business, NOIZ, strives to build an influencer marketing platform for brands to directly engage with small to-midsized influencers, through which influencers can reach millions of video game consumers and generate additional revenue at a cost advantage.

Visionary management team well versed in industry and business: We attribute much of our success to our visionary senior management and business development teams, which have a deep understanding of games and global video markets and aim to build innovative products for gamers. Our Founder, Chairman and Chief Strategy Officer, Mr. Shi, is also the founder and Chief Executive Officer of Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”), a related party, and is a pioneer in the video game industry and the sandbox survival genre. Mr. Shi is responsible for our overall vision, which has included adapting our business model for the global markets, focusing on premium games and investing in video game development and publishing in North America and Europe. Our Chief Executive Officer, Jim Tsai, has 26 years of experience developing and publishing video games in both Asia and the United States. Our founder and other members of our management and business development teams are seasoned gamers, who lead and provide insight into gaming development from a first-hand user’s perspective. We operate in an ecosystem in which our leaders employ a hands-on approach, as each developer is able to get direct contact with our founder and receive one-on-one feedback and mentorship.

Our Growth Strategy

Continue to grow our successful ARK franchise: As one of the most creative and innovative companies in our industry, our primary strategy is to capitalize on our franchise and focus on delivering unique games and content, offering services that extend and enhance the experience, and connecting more players across more platforms. We believe the breadth and depth of our multi-platform, services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. We have established ourselves as a market leader based on our continued ability to release titles which rank in the top 20 of Steam sales and will continue to enhance our market-leading gaming franchises including ARK: Survival Evolved, ARK: Survival Ascended, Atlas, Last Oasis, Bellwright, Dark and Light and Outlaws of the Old West. We focus on publishing high-quality content, regularly updating our games after launch to encourage social interactions, adding new content and features, and improving monetization. For example, we have released five paid DLCs since the original release of ARK: Survival Evolved to support further growth in our ARK franchise. Furthermore, we have released ARK: Survival Ascended to revolutionize the ARK experience for our players through leveraging the Unreal 5 engine and have implemented thorough quality of life revamps in all aspects of the game.

Continue to build a strong pipeline of new content via Snail Games USA and our independent label, Wandering Wizard: Building on our strong established franchises and creating new franchises through compelling new content is at the core of our business. We are always seeking ways to expand our portfolio of franchises, launching new intellectual property or rolling out innovative platforms for gamers to remain engaged and have a unique experience. We endeavor to reach as many consumers as possible by offering our content on multiple platforms and delivering compelling experiences across multiple business models. Currently, we have five console and PC games under development that are expected to be released in the next five years. Our independent label, Wandering Wizard, allows us to publish independent games of different graphical quality and different genres at a lower acquisition cost while utilizing our proven development and distribution strategies. Titles published under Wandering Wizard include West Hunt, Expedition Agartha and Survivor Mercs. In addition to spending on advertising, we invest in the research and development of new games as a form of marketing to increase our exposure. We believe that utilizing resources in this manner allows us to better leverage our areas of developmental expertise before launching a title. Each new game serves as an opportunity to market ourselves, expose audiences to the sandbox survival genre, engage with existing players, and monetize our platform’s full breadth of opportunities.

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

Continue investing in new technologies and platforms to efficiently capitalize on emerging trends: We provide a variety of digitally delivered products and games that are played online and on mobile platforms, such as tablets and smartphones; as such, there are various opportunities for us to grow and enhance profitability. We will continue investing in new distribution channels such as medias of streaming, animation, television and eSports as opportunities in platform distribution as well as DLCs arise to expand our reach and grow our business. We invest in the development of interactive entertainment products for new distribution channels, which incorporate a new technology or business model that enables us to compete more effectively against our peers. For our future games, we ultimately aim to build a metaverse in which users can create their own gameplay content and interact in a virtual world with other players over a secured network. We intend to build our metaverse using our Flexi engine, which will allow for better data management and hosting of significantly more players per server. We intend to hold competitions where players can submit created content and receive rewards, with the potential of incorporation into a new map as DLC with the assistance of our development team. We are constantly evaluating and investigating the growth of AI in our development pipeline. As we follow the technology, we will adapt emerging technologies and make investments in them that we expect to deliver returns, while retaining a hand crafted experience from our products.

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

Our Games

ARK: Survival Evolved: is an action-adventure survival sandbox game set in an open-world environment with a dynamic day-night cycle. Players must survive being stranded on an island filled with roaming dinosaurs and other prehistoric animals, natural hazards, and potentially hostile human players. The game released to Early Access in June 2015 and to retail in August 2017. The game was ranked #1 by market share within the sandbox survival genre, based on Steam sales, within one year of its release to Early Access. The game supports consoles (PS4, PS5, Xbox One, Xbox Series X/S, and Nintendo Switch), PCs and mobile (Android, iOS). We developed ARK in partnership with Studio Wildcard, and have released five expansion packs, or DLCs.

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

ARK: Survival Ascended: uses the latest in videogame technology, Unreal Engine 5 (“UE5”), to deliver the next evolution of the ARK franchise. ARK: Survival Ascended is reimagined from the ground up with updated artwork, high end graphics, new physics systems and quality of life revamps in every area of the game. ARK: Survival Ascended also includes cross-platform multiplayer and modding capabilities. Players who purchase the game can currently access the island and will also receive access to the other ARK worlds such as Scorched Earth, Aberration, Extinction, ARK Genesis Parts 1 and 2 and more. The game currently supports consoles and PCs and was developed in partnership with Studio Wildcard and Grove Street Games.

Bellwright: Developed in connection with our wholly owned subsidiary, Donkey Crew, Bellwright is an open-world strategy survival game based in the medieval period. The game offers a compelling blend of survival, strategy, combat, and town building in a richly imagined world. Players are challenged to build, sustain, and defend their town against the elements and adversaries all while building a rebellion force to take on the crown. We expect Bellwright to launch in Early Access in the second quarter of 2024.

Last Oasis: Developed in connection with our wholly owned subsidiary, Donkey Crew, Last Oasis is a Nomadic Survival MMO with a focus on player versus player (“PvP”), clan warfare and social interactions. Set in the unique world where the Earth has stopped rotating, the last human survivors need to outrun the scorching Sun using giant wind walkers to avoid the ever moving cloud of magic mist. The game was released by Early Access on March 2020, and currently supports consoles (Xbox One and Xbox Series X/S) and PCs.

Atlas: Developed in partnership with Grapeshot Games, Atlas is a pirate themed sandbox survival game. The game features a massive world, using the latest network technology, allowing for an infinite array of islands to explore and inhabit as the players see fit. The game was released by Early Access on December 2018 and supports consoles (Xbox One, Xbox Series X/S) and PCs.

PixARK: is an open-world, voxel type, survival sandbox game. To survive in the PixARK world players must tame creatures, craft high tech and magical tools and build their bases using cubes. The game has a robust character creator, an infinite number of voxel-based maps and procedurally generated quests making every PixARK adventure unique to the player. Players can play on their own or band together to form tribes. The game was released by Early Access on Microsoft Windows and Xbox One, then in 2019 the full version was launched on Steam, PlayStation 4 and Nintendo Switch.

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

Our micro-influencer platform NOIZ competes against other growth-stage companies in the space, such as Lurkit and Rainmaker Collective.

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

As of December 31, 2023, we owned the following trademarks related to the business: 15 registered trademarks in the United States and two registered trademarks in non-U.S. jurisdictions. As of December 31, 2023, we did not have any pending trademark registration applications. As of December 31, 2023, we owned nine registered United States copyrights. As of December 31, 2023, we did not have any issued U.S. design patents and one pending U.S. design patent application through one of our subsidiaries, which is scheduled to expire in 2033, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Additionally, we have registered domain names for websites that we use in our business, such as snailgamesusa.com and playark.com.

A majority of our revenue is derived from licensed intellectual property, such as our ARK franchise. We license the intellectual property underlying our ARK franchise from SDE Inc. (“SDE”), the parent company of Studio Wildcard. SDE is controlled by the spouse of Mr. Shi, our Founder, Chairman and Chief Strategy Officer. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently amended and restated such agreement on September 20, 2022 (the “ARK1 License Agreement”). Pursuant to the ARK1 License Agreement, we obtained an exclusive worldwide license to publish and sell ARK: Survival Evolved, and we owe SDE monthly payments of $1.5 million, a 25% royalty on ARK: Survival Evolved revenue, as well as one-time payments of $5.0 million for each additional DLC developed pursuant to the ARK1 License Agreement. The ARK1 License Agreement imposes obligations on us to, among other things, maintain servers and websites, promote ARK: Survival Evolved, pay all necessary game engine fees and take commercially reasonable efforts to protect the game from piracy and hacking. The initial term of the ARK1 License Agreement continues until December 31, 2035, and will renew automatically for three-year terms unless terminated by either party with 365 days’ prior written notice. The ARK1 License Agreement also contains a right of first refusal for any offer to acquire all or any part of SDE’s business on terms consistent with such offer. Pursuant to the ARK1 License Agreement, payments made by us to SDE for any derivative ARK game (such as ARK II) shall be credited against our payment obligations under the ARK1 License Agreement. In December 2022, we amended the ARK1 License Agreement. The license fee has been restructured so that we will pay 45% of total revenue of ARK I as a royalty instead of the $1.5 million monthly fee plus 25% of the total ARK I revenue once the sequel, ARK II, is publicly released.

On April 27, 2022, upon payment of $5.0 million, we entered into an agreement with SDE securing our rights to ARK II (“ARK II License Agreement”), on terms similar to the ARK1 License Agreement, with an initial term continuing until December 31, 2037. Pursuant to the ARK II License Agreement, once ARK II has commercially launched, we will begin making monthly payments of $1.5 million, a 25% royalty on ARK II and one-time payments of $5.0 million for each additional DLC developed pursuant to the ARK II License Agreement. The $5.0 million up-front payment will be credited against any future monthly payments to SDE under the ARK II License Agreement.

In March 2023, we amended the ARK1 License Agreement with SDE to include DLC prepayments. The Company will prepay a maximum of $5.0 million for each DLC, in whole or in part, in advance of a DLC release. No payment with respect to any DLC will exceed $5.0 million. In October 2023, we made an additional amendment to the ARK1 License Agreement to clarify the delineation of the ARK I, ARK II, and ARK: Survival Ascended monthly license fees, royalty percentages for each, and applicability of the $5.0 million DLC payments. Following the launch date of ARK: Survival Ascended we will pay a monthly license fee of $2.0 million, which will be terminated upon the public release of ARK II. The $2.0 million monthly license fee replaces the $1.5 million monthly license fee we were previously paying for ARK: Survival Evolved. Additionally, following the launch of ARK: Survival Ascended, we will pay 25% of the total ARK: Survival Ascended revenues as a monthly royalty and 40% of the total ARK: Survival Evolved revenue as a monthly royalty. The previously released 5 DLCs, mini-packs or add-ons to the 5 DLCs and any non-canonical maps on ARK: Survival Ascended are not subject to DLC payments required under the existing agreement. In 2023 and 2022, we incurred $19.1 million and $18.0 million, respectively, in license costs and $14.1 million and $16.4 million, respectively, in royalty costs pursuant to the ARK1 License Agreement.

In addition to our primary licenses for the ARK franchise, we are also party to other licensing agreements with Suzhou Snail, relating to the intellectual property for our mobile games. Under these license agreements, we receive an exclusive, sublicensable license to use, publish, distribute, market, operate and service games from third parties. The license agreements call for the developers to develop a certain number of titles for us, while we are responsible for the operation and launch of such games including the marketing, strategy, billing, and server maintenance for such games. In these agreements, payment terms will frequently include royalty payments to developers in the low to mid double-digit percentages range and will occasionally include up-front licensing payments. Under these agreements, the developer will own all of the intellectual property, and the agreements can be terminated for breach with a period to cure, for insolvency, or for our nonpayment. In 2023 and 2022, we accrued $0.3 million and $0.4 million, respectively, in license costs, which we record as accounts payable - related party.

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

Facilities

Our principal executive office, which we own, is located at 12049 Jefferson Boulevard, Culver City, California 90230. Certain debt agreements are secured by our principal executive offices. We also lease additional facilities to support our operations. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.

Human Capital Resources

As of December 31, 2023, we had 97 full-time employees worldwide, of whom approximately 79% are based in North America and approximately 21% are based in Europe, the Middle East and Africa (“EMEA”) region. We have approximately 58% of our employees dedicated to technology and content development, 8% to marketing and 34% to general administration. We do not have any part-time employees, nor do we have any unions or collective bargaining agreements with any of our employees. We work to identify, attract and retain employees who are aligned with and will help us progress towards our mission, and we seek to provide competitive cash and equity compensation.

Corporate Information

Snail Games USA, Inc. (“Snail Games USA”) was incorporated in the State of California on September 22, 2009. Snail, Inc. (“Snail”) was incorporated in the State of Delaware on January 11, 2022. Concurrently with our initial public offering in November 2022, Snail and Snail Games USA consummated transactions, as a result of which, (i) Snail became a holding company, with its principal asset consisting of all of the shares of common stock of Snail Games USA and (ii) Snail controls the business and affairs of Snail Games USA and its subsidiaries.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled Item 1A. “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this section titled Item 1A. “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to, the following:

●	We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

●	If we do not consistently deliver popular, high-quality content in a timely manner, if we are not successful in meaningfully expanding our existing franchise, or if consumers prefer products from our competitors, our business may be negatively impacted.

●	We rely on license agreements to publish certain games, including games in our ARK franchise. Failure to renew our existing content licenses on favorable terms or at all or to obtain additional licenses would impair our ability to introduce new games, improvements or enhancements or to continue to offer our current games, which would materially harm our business, results of operations, financial condition and prospects.

●	We depend on our key management and product development personnel.

●	Our management team has limited experience managing a public company.

●	Our business is subject to the risks of earthquakes, fire, floods, public health crises and other natural catastrophes and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or other incidents or terrorism.

●	Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

●	We rely on third-party platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.

●	We depend on servers and networks to operate our games with online features. If we were to lose functionality in any of these areas for any reason, our business may be negatively impacted.

●	We may be unable to effectively manage the continued growth and the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

●	The interactive entertainment software industry is highly competitive.

●	We are subject to product development risks, which could result in delays and additional costs, and often times we must adapt to changes in software technologies.

●	Our business is subject to our ability to develop commercially successful products for the current video game platforms, which may not generate immediate or near-term revenues, and as a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

●	Our results of operations or reputation may be harmed as a result of objectionable consumer- or other third party-created content, or if our distributors, retailers, development, and licensing partners, or other third parties with whom we are affiliated, act in ways that put our brand at risk.

●	The products or services we release may contain defects, bugs or errors.

●	External game developers may not meet product development schedules or otherwise fulfill their contractual obligations.

●	Any cybersecurity-related attack, significant data breach, or disruption of the information technology systems or networks on which we rely could negatively impact our business.

●	If we do not successfully invest in, establish and maintain awareness of our brand and games or if we incur excessive expenses promoting and maintaining our brand or our games, our business, financial condition, results of operations or reputation could be harmed.

●	Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.

●	We have experienced rapid growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, then our business, operating results and financial condition would be adversely affected.

●	We utilize artificial intelligence (“AI”), which could expose us to liability or adversely affect our business.

●	If we are unable to protect the intellectual property relating to our material software, the commercial value of our products will be adversely affected, and our competitive position could be harmed.

●	If we infringe, misappropriate, or otherwise violate or are alleged to infringe, misappropriate or otherwise violate the intellectual property rights of third parties, our business could be adversely affected.

●	The Company has debt obligations with short term durations that are coming due within one year.

●	We are a “controlled company” under the corporate governance rules of Nasdaq and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. Since we elected to rely on the exemptions available to a “controlled company,” you do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

●	Mr. Shi, our Founder, Chief Strategy Officer and Chairman, controls us, and his ownership of our common stock prevents you and other stockholders from influencing significant decisions.

●	We cannot guarantee that our Share Repurchase Program will be fully implemented, nor that it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

●	The realization of the Company’s deferred tax assets is contingent upon the Company’s upcoming new game releases to generate sufficient taxable income.

Risks Related to Our Business and Industry

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 87.8% of our net revenue for the year ended December 31, 2023, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 91.9% of our net revenue for the year ended December 31, 2023. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022 and October 2023, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 87.8% of our net revenue for the year ended December 31, 2023. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in this Annual Report for the fiscal year ended December 31, 2023.

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

Our corporate headquarters is located in Culver City, California. Additionally, we rely on third-party infrastructure, enterprise applications and internal technology systems for our development, marketing, operational support and sales activities. The West Coast of the United States, where our corporate headquarters are located, contains active earthquake zones and has been subject to numerous devastating wildfires and associated electrical blackouts. In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami or tornado, or other catastrophic event such as power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack or incident of mass violence in the Los Angeles area or elsewhere where our operations are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system interruptions, reputational harm, delays in our application development, lengthy interruptions in our platform, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results. In addition, natural disasters, cyber-attacks, escalation of geopolitical tensions, including as a result of escalations in the ongoing conflict between Russia and Ukraine or Israel and Hamas, acts of terrorism, public health crises, such as pandemics and epidemics, or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.

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

In addition, the pace of change in product offerings and consumer tastes in the electronics and digital gaming areas is great and this pace of change is expected to accelerate as artificial intelligence is further incorporated into the development of games. If a digital game fails to gain consumer acceptance early in its life cycle, there are limited opportunities to gain such acceptance through secondary launches or distribution through alternative platforms. This pace of change or lack of consumer acceptance means that the window in which a digital gaming product can achieve and maintain consumer interest may be even shorter than traditional toys and games.

We rely on third-party platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the year ended December 31, 2023, 89.7% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We depend on our internal development studios and related-party developers to develop new interactive entertainment software within anticipated release schedules and cost projections. Our development costs can be substantial. If we or our related-party developers experience unanticipated development delays, financial difficulties or additional costs, for example, as a result of the increasing costs due to inflation or the ongoing geopolitical conflicts, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 89.7% of our net revenue by product platform for the year ended December 31, 2023. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Failure to manage growth effectively could result in difficulty or delays in attracting new players, declines in quality or player satisfaction and demand for our games, increases in costs, difficulties in introducing new products and features or enhancing our offerings, loss of customers or consumers, difficulties in attracting or retaining talent or other operational difficulties, any of which could adversely affect our business, operating results and financial condition. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our customers and the overall economy is impacted by rising interest rates, inflation and the ongoing conflicts in Ukraine and Gaza.

We utilize artificial intelligence (“AI”), which could expose us to liability or adversely affect our business.

We have integrated, or are in the process of integrating, artificial intelligence (“AI”) into various aspects of our business operations. These include, but are not limited to, customer service automation, data analytics, game development, and generation of resources. We evaluate and adapt our AI strategies to optimize operational efficiency and enhance customer experiences. We have made and expect to continue to make investments in AI, including software acquisitions, development of proprietary algorithms, and talent recruitment. These investments are expected to drive innovation, improve operational efficiencies, and contribute to long-term growth. While AI presents substantial opportunities, it also poses certain risks. These include reliance on complex algorithms, potential biases in AI decision-making, cybersecurity threats, and regulatory changes. If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. We seek to mitigate these risks through regular audits, risk assessments, review of privacy standards, security protocols, monitoring, and adaptive AI models. The integration of AI technologies has also led to changes in workforce requirements. We invest in employee training and development to adapt to AI-driven changes. While AI automates certain tasks, it also creates new roles and opportunities within our organization. We anticipate that AI will play an increasingly significant role in our operations and strategy. Ongoing investments and research in AI are expected to yield new capabilities and efficiencies, aligning with our long-term vision for innovation and growth.

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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

Our effective tax rate was 20.9% for the year ended December 31, 2023 and 168.5% for the year ended December 31, 2022. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

The realization of the Company’s deferred tax assets is contingent upon the Company’s upcoming new game releases to generate sufficient taxable income.

The Company assesses the need for valuation allowances against deferred tax assets based on estimates and judgements about future taxable income. In the event the Company’s game releases are delayed, are ill received, or do not meet the Company’s estimates, the deferred tax assets may not be realizable. As such, the Company may need to record a valuation allowance to reflect the likelihood that the deferred tax assets will not be realized, which could have a material impact on our financial position. See Note 16 - Income Taxes to our audited consolidated financial statements included in this Annual Report.

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

We have significant debt obligations coming due within one year. Our current revolving loan has a balance of $6.0 million as of December 31, 2023, and is due for repayment on December 31, 2024. In January 2024, the Company repaid $3.0 million of the revolving loan balance. Our short-term note has a balance of $0.8 million as of December 31, 2023, and has been fully repaid in January 2024. On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and if the note is not converted, it will mature on May 24, 2024. In February 2024, the Company made the first payments of principle and accrued interest in the amount of $312,075, and the convertible note holders converted 71,460 shares for an aggregate value of $60,000. The Company paid an additional $275,063 of accrued interest and principal on its convertible notes balance in April 2024. The Company has an additional $1.5 million note payable, at December 31, 2023, which it repaid in the first quarter of 2024. The Company intends to extend the revolving loan and renew the short-term note debt arrangement and faces the risk that we will be unable to. If we are unable to extend the revolving loan or renew the debt arrangement, the Company may have significantly reduced unrestricted and restricted cash which could adversely impact our results of operations and ability to invest in the development and acquisition of IP. See Note 15 – Revolving Loan, Short Term Note and Long-Term Debt to our audited consolidated financial statements included in this Annual Report.

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

Hua Yuan International Limited, which beneficially owned 8.7% of our common stock and controlled 1.1% of our voting power during the year ended December 31, 2023, is indirectly controlled by China-Singapore Suzhou Industrial Park Ventures Co., Ltd., a Chinese state-owned entity. Recent political and economic tensions between the United States and China have negatively impacted certain public companies with stockholders that are Chinese state-owned entities. For example, in May 2021, three telecommunications companies with controlling stockholders that are Chinese state-owned entities — China Mobile Limited, China Unicom and China Telecom Corp., Ltd. — announced they would be delisted by the New York Stock Exchange pursuant to U.S. investment restrictions enacted in 2020. In addition, the Holding Foreign Companies Accountable Act, enacted in December 2020, requires SEC registrants to disclose whether an issuer is owned or controlled by a governmental entity in a foreign jurisdiction that does not allow inspection by the Public Group Accounting Oversight Board, principally including issuers based in China.

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

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock (the “Share Repurchase Program”), which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors, at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of December 31, 2023, approximately $1.3 million of the Share Repurchase Program remains available for future repurchases. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

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

Our management identified material weaknesses in our internal control over financial reporting involving the failure to properly design and implement controls related to the accounting for income taxes and disclosure controls related to deferred taxes in the consolidated financial statements; failure to properly classify certain operating expenses and games server costs as cost of revenues in the consolidated financial statements; failure to identify and allocate the consideration received from a settlement between the settlement gain and revenues generating activities; failure to properly determine the stand-alone selling prices of each performance obligation for certain digital revenue contracts; and, failure to design and implement information technology general controls related to segregation of duties within an information system relevant to the preparation of the Company’s consolidated financial statements. Due to the size and nature of our organization and the implementation timing of our new cloud-based ERP system, we had limited personnel and system capabilities for adequate segregation of duties during the fiscal year 2023. See Item 9A, “Controls and Procedures,” in this Annual Report for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. As a result of the material weaknesses, our management has concluded that our internal control over financial reporting were not effective as of December 31, 2023.

We are taking steps to remediate the material weaknesses, which include to enhancing our financial reporting close control procedures by implementing additional review of unusual transactions, improving our segregation of duties in the recording and approving of transactions, ensuring the completeness of our income tax footnote disclosure through consultation with income tax professionals, hire experts to assist in preparing our revenue recognition policies, and hire experts in designing and implementing custom approval workflows in our ERP system in order to remediate these material weaknesses. However, our efforts to remediate the material weaknesses may not be effective in preventing a future material weakness or significant deficiency in our internal control over financial reporting. If we do not effectively remediate the material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, which could cause our reported financial results to be materially misstated, result in the loss of investor confidence and cause the market price of our Class A common stock to decline.

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

We are an “emerging growth company,” as defined in the JOBS Act. We could continue to be considered an emerging growth company for up to five years, although we would lose that status sooner if our annual gross revenues exceed $1.235 billion, if we issue more than $1.0 billion in nonconvertible debt in a three-year period or if the fair value of our Class A common stock held by non-affiliates exceeds $700.0 million (and we have been a public company for at least 12 months and have filed at least one Annual Report on Form 10-K). For the fiscal year ended December 31, 2023, our total net revenue was $60.9 million.

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

We may direct the Equity Line Investor to purchase up to $5,000,000 worth of shares of our Class A common stock under the Equity Line Purchase Agreement until December 31, 2025, in amounts up to $1,000,000 in shares of our Class A common stock depending on market prices.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity Risk Management, Strategy and Governance.

Cybersecurity Risk Management

Due to the nature of our business we face a variety of potential cybersecurity risks that are ever evolving and include unauthorized access to our systems and data, disruption of our online game services, theft of intellectual property, and third-party risks as a result of our use of various third party service providers and cloud service providers. The Company’s risks related to our end user data is borne by our platform partners as we do not maintain any sensitive information of our players within our infrastructure. There have been no cybersecurity threat events identified during the year ended December 31, 2023, which have resulted in a material incident, or are reasonably likely to result in a material impact on our business strategy, results of operations or financial condition. For more information regarding risks relating to intellectual property and cybersecurity related attacks, see Item 1A of Part I, “Risk Factors — Risks Related to Intellectual Property” and “Risk Factors – Risks Related to Our Business and Industry” of this Annual Report.

Cybersecurity Strategy

We are working towards the implementation of relevant controls within the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to better address cybersecurity threats and are actively working to secure additional cybersecurity insurance. The Company has a risk management plan that outlines the processes and procedures we use to identify, assess, mitigate and respond to cybersecurity risks. The plan is designed to protect the Company’s assets and safeguard the confidentiality, integrity and availability of its data and operations. Our cybersecurity risk management plan is integrated into the Company’s overall risk management process and establishes a clear framework with roles and responsibilities for managing cybersecurity risks. We will also conduct periodic assessments using the NIST framework once implemented. The Company currently uses a variety of security controls, including but not limited to firewalls, intrusion detection systems, data encryption in transit and at rest, and multi-factor authentication. We provide annual training to our employees and educate them on cybersecurity best practices. The Company is also developing a comprehensive incident response plan to detect, respond to, assess the materiality of, and recover from cybersecurity incidents effectively which it expects to be fully implemented during the year ending December 31, 2024.

Cybersecurity Governance

The Company’s executive management considers cybersecurity risk and other information technology risk as part of its risk oversight and has the ultimate responsibility for overseeing our cybersecurity strategy. Furthermore, during the year ended December 31, 2023 we have bolstered our Board of Directors through the appointment of a Director with an extensive history in cybersecurity and a deep understanding of cybersecurity threats which may have a material impact on our business and the video game industry as a whole. Our Director of IT has been with the Company for nine years, has fifteen years of IT experience and has the institutional knowledge to apply our risk management strategy and cybersecurity threat responses to our organization. The Director of IT implements continuous monitoring mechanisms to track cybersecurity risks and controls in real time, utilizing an endpoint detection and response system (“EDR”). Incidents reported by the EDR are assessed and responded to by the Director of IT, then reported to the CEO, who’s also the chairman of our corporate governance committee, for review and communicated to the Board of Directors. On a quarterly basis the Director of IT reports cybersecurity monitoring updates to the CEO, coordinates with our newly appointed Board Member to implement our information technology and cybersecurity programs, as well as with our HR Manager to ensure that the Company’s employees have the adequate training on cybersecurity best practices.

Item 2. Properties.

As of December 31, 2023, we lease approximately 16,900 square feet of office space located in Beverly Hills, California under an operating lease that expires on November 13, 2025. We also own a two-story office building consisting of approximately 5,910 square feet of office space on 7,163 square feet of land in Culver City, California. We believe that these facilities are sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

See Item 8 of Part II, “Consolidated Financial Statements - Note 18 - Commitments and Contingencies-Litigation.”

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

Holders of Record

The approximate number of record holders of our Class A common stock as of March 24, 2023 was five, including Equiniti Trust Company, LLC, which holds shares of our Class A common stock on behalf of an indeterminate number of beneficial owners. The number of record holders of our Class B common stock as of March 24, 2023 was two.

Dividend Policy

We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Except for a one-time special dividend in connection with our distribution of the Shareholder Loan (as defined herein), we have not paid any cash dividends. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, our ability to pay cash dividends is currently restricted by the terms of our credit facilities. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any additional indebtedness we may incur.

Stock Performance Graph

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities that were not registered under the Securities Act.

On November 14, 2022, concurrently with the initial public offering (“IPO”) and pursuant to the certain reorganization transactions, the pre-IPO stockholders of Snail Games USA collectively exchanged 500,000 shares of SGUSA common stock for 6,251,420 shares of our Class A common stock and 28,748,580 shares of our Class B common stock. The Company did not issue any securities that were not registered under the Securities Act during the year ended December 31, 2023.

The foregoing transactions were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2023	153	$1.68	153	$1,333
February 2023	—	—	—	—
March 2023	—	—	—	—
April 2023	—	—	—	—
May 2023	—	—	—	—
June 2023	—	—	—	—
July 2023	—	—	—	—
August 2023	—	—	—	—
September 2023	—	—	—	—
October 2023	—	—	—	—
November 2023	—	—	—	—
December 2023	—	—	—	—
Total	153	$1.68	153	$1,333

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. All share repurchases settled in the fiscal year ended December 31, 2023 were open market transactions. As of December 31, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report.

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

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 90.7 million console and PC installs through December 31, 2023 and repeated releases within the top-25 selling games on the Steam platform. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Performance Metrics and Non-GAAP Measures.” In the year ended December 31, 2023, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 416,479 daily active users (“DAUs”) on the Steam and Epic platforms, as compared to 305,376 in the year ended December 31, 2022. We define “daily active users” as the number of unique users who play any given game on any given day. For the years ended December 31, 2023 and 2022, we generated 87.8% and 90.8%, respectively, of our revenues from the ARK franchise.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through December 31, 2023, our ARK franchise game has been played for 3.5 billion hours with an average playing time per user of 163.7 hours and with the top 21.0% of all players spending over 100 hours in the game, according to data from the Steam platform. For the years ended December 31, 2023 and 2022, our net revenue was $60.9 million and $74.4 million, respectively. During fiscal year 2023, approximately 43.7% of our revenue came from consoles, 43.4% from PC and 9.6% from mobile platforms as compared to 43.5% from consoles, 42.4% from PC and 12.8% from mobile platforms during fiscal year 2022. We had a net loss of $9.1 million for the year ended December 31, 2023 as compared to net income of $1.0 million for the year ended December 31, 2022.

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

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 45.2 million units between January 1, 2016 and December 31, 2023. During the year ended December 31, 2023, we sold 6.3 million units compared to 5.8 million in the year ended December 31, 2022. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

While we believe we have a significant opportunity to grow our installed base, we anticipate that our overall user growth rate will fluctuate over time as we continue to release new master games and companion DLCs. Download rates and user engagement may increase or decrease based on other factors such as growth in console, PC and mobile games, ability to release content, market effectively and distribute to users.

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

Relationship with third party distribution platforms

We derive nearly all of our revenue from third-party distribution platforms, these include but are not limited to, Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore. These digital distribution platforms have policies that may impact our reachability to our potential audience, including the discretion to amend their terms of service, which could affect our current operations and our financial performance. As we expand to new markets, we anticipate similar relationships with additional distribution partners that could similarly impact our performance.

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

	Fiscal years ended December 31,
	2023	2022	Change	% Change
	(in millions)
Units Sold	6.3	5.8	0.5	8.8%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units Sold increased during the year ended December 31, 2023, as compared to the year ended December 31, 2022, by 0.5 million units, or 8.8%. The Company was able to increase unit sales across fiscal years due to the release of ARK: Survival Ascended.

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

	Fiscal years ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Total net revenue	$60.9	$74.4	$(13.5)	(18.2)%
Change in deferred net revenue	24.8	(10.7)	35.5	330.8%
Bookings	$85.7	$63.7	$22.0	34.5%

For the year ended December 31, 2023, bookings increased by $22.0 million, or 34.5%, compared to the year ended December 31, 2022, because of the release of ARK: Survival Ascended in the fourth quarter of 2023. In addition to increased sales of ARK: Survival Ascended, the Company deferred approximately $22.0 million in revenues during the fourth quarter of 2023 for the ARK: Survival Ascended DLC’s which have not yet released and had $10.3 million in one-time deferred contract revenues recognized in 2022 that did not occur in 2023.

EBITDA

We define EBITDA as net income (loss) before (i) interest income, (ii) interest expense, (iii) (benefit from) provision for income taxes, and (iv) depreciation and amortization expense, property and equipment.

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

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure.

	Fiscal years ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Net (loss) income	$(9.1)	$1.0	$(10.1)	(1,014.8)%
Interest income and interest income - related parties	(0.1)	(0.8)	0.7	(83.2)%
Interest expense and interest expense - related parties	1.5	0.9	0.6	65.5%
Benefit from income taxes	(2.4)	(2.4)	-	1.9%
Depreciation and amortization expense	0.4	0.6	(0.2)	(23.6)%
EBITDA	$(9.7)	$(0.7)	$(9.0)	(1,198.1)%

For the year ended December 31, 2023, EBITDA decreased by $9.0 million, or 1,198.1%, compared to the year ended December 31, 2022, primarily as a result of a decrease in net income of $10.1 million, partially offset by a decrease in interest income of $0.7 million and an increase in interest expense of $0.6 million.

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

Our net revenues through our current year top four platform providers as a proportion of our total net revenue for the years ended December 31, 2023 and 2022 were as follows:

	Fiscal years ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Platform 1	$25.7	$22.5	$3.2	13.9%
Platform 2	11.1	17.3	(6.2)	(36.0)%
Platform 3	12.2	12.7	(0.5)	(3.9)%
Platform 4	3.3	2.3	1.0	42.1%
All Other Revenue	8.6	19.6	(11.0)	(55.8)%
Total	$60.9	$74.4	$(13.5)	(18.2)%

We expect changes in revenue to correlate with trends in the use and purchase of our games. The increase in net revenues of Platform 1 during the year ended December 31, 2023 from 2022 was due to the increased sales resulting from the release ARK: Survival Ascended in the fourth quarter of 2023. The decrease in net revenues of Platform 2 was due to one off payments and deferred revenues recognized in the 2022 period of $7.5 million. The increase in net revenues of Platform 4 was due to the release of a remastered and upgraded version of ARK 1 on the platform during the year ended December 31, 2023. The decrease in all other revenue is due to one time payments from other platforms related to ARK: Survival Evolved and deferred revenues recognized during the year ended December 31, 2022, and that did not occur in fiscal year 2023.

Cost of revenues

Cost of revenues includes license royalty fees, merchant fees, engine fees, server and database cost centers, game licenses and license right amortization. For a description of our licensing arrangements, please see Note 2 - Summary of Significant Accounting Policies to our audited consolidated financial statements included in this Annual Report. We generally expect cost of revenues to fluctuate proportionately with revenues.

General and administrative

General and administrative expenses include rent expense, salaries, stock-based compensation, legal and professional expenses, administrative internet and server expenses, contract costs, insurance expenses, license and permits, other taxes and travel expenses. We expect salaries and wages to increase in a manner that is proportional with the added expenses and expertise of operating as a public company. We also expect salaries and wages to increase as we increase headcount as we expand our product offerings. Stock-based compensation will be recorded within research and development and general and administrative expense. We also record legal settlement expenses as components of general and administrative expenses. We expect general and administrative expenses will increase in absolute dollars due to the additional administrative and regulatory burden of becoming and operating as a public company.

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

Interest expense and other, net

Interest expense consists of interest incurred under our term loans, 2021 Revolver Loan, promissory notes and amortization of debt discounts. We expect to continue to incur interest expense under our debt instruments, although with respect to certain instruments, our interest expense will fluctuate based upon the underlying variable interest rates.

Benefit from income taxes

The benefit from income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 20.9% differed from the federal statutory rate of 21% primarily as a result of decreases in uncertain tax positions, changes in the valuation allowance on deferred tax assets, and foreign research and development deductions.

Results of Operations

Comparison of the year ended December 31, 2023 versus the year ended December 31, 2022

	Fiscal years ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Revenues, net	$60.9	$74.4	$(13.5)	(18.2)%
Cost of revenues	48.3	53.1	(4.8)	(9.1)%
Gross profit	12.6	21.3	(8.7)	(40.9)%
Operating expenses:
General and administrative	15.8	18.7	(2.9)	(15.5)%
Research and development	5.1	2.9	2.2	71.1%
Advertising and marketing	1.6	0.7	0.9	121.5%
Depreciation and amortization	0.4	0.6	(0.2)	(23.6)%
Total operating expenses	22.9	22.9	-	(0.3)%
Loss from operations	$(10.3)	$(1.6)	$(8.7)	539.2%

Revenues

Net revenues for the year ended December 31, 2023 decreased by $13.5 million, or 18.2%, compared to the year ended December 31, 2022. The decrease in net revenues was due to a decrease in Ark Mobile sales of $2.9 million, a decrease in one time deferred revenue from contracts recognized in 2022 of $10.3 million, one time payments in 2022 of $8.5 million related to free download promotions and releases of DLC’s, that did not occur in 2023 and an increase in deferred revenues of $25.2 million related to Ark; partially offset by an increase in Ark sales of $32.7 million.

Cost of revenues

Cost of revenues for the year ended December 31, 2023 decreased by $4.8 million, or 9.1%, compared to the year ended December 31, 2022.

Cost of revenues for the years ended December 31, 2023 and 2022 comprised the following:

	Fiscal years ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Software license royalties - related parties	$14.4	$17.0	$(2.6)	(15.1)%
Software license royalties	1.1	0.1	1.0	678%
License and amortization - related parties	20.5	25.4	(4.9)	(19.3)%
License and amortization	-	0.2	(0.2)	(99.7)%
Merchant fees	1.4	2.4	(1.0)	(43.5)%
Engine fees	4.3	2.0	2.3	118.1%
Internet, server and data center	6.5	5.8	0.7	12.0%
Costs related to advertising revenue	0.1	0.2	(0.1)	(24.9)%
Total:	$48.3	$53.1	$(4.8)	(9.1)%

The decrease in cost of revenues for the year ended December 31, 2023 was due to a decrease of $4.9 million in license and amortization – related parties, a result of a lower amortizable base of intangible assets in 2023, and a decrease in software license royalties – related parties of $2.6 million; partially offset by increased engine fees of $2.3 million resulting from an increase in Ark sales.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2023 decreased by $2.9 million, or 15.5%, compared to the year ended December 31, 2022. The decrease in general and administrative expenses was due to a decrease in legal and professional expenses of $5.0 million, a decrease in contractors expense of $0.4 million and a decrease in administrative internet and server costs of $0.4 million; partially offset by an increase in salaries and wages of $0.7 million, an increase in bad debts of $0.6 million, an increase in insurance expenses of $0.7 million and an increase in expenses of $0.9 million for SEC filing fees, investor relations, NASDAQ listing fees and compliance expenses.

Research and development expenses

Research and development expenses for the year ended December 31, 2023 increased by $2.2 million, or 71.1%, compared to the year ended December 31, 2022. The increase in research and development expenses was due to additional development of ARK: Survival Ascended, Atlas, Last Oasis, Bellwright, Survivor Mercs and Agartha titles in 2023.

Advertising and marketing expenses

Advertising and marketing expenses for the year ended December 31, 2023 increased by $0.9 million, or 121.5%, compared to the year ended December 31, 2022. The increase in advertising and marketing expenses was due to additional marketing efforts centered on the release of ARK: Survival Ascended in the fourth quarter of 2023.

Depreciation and amortization expenses

Depreciation and amortization expenses for the year ended December 31, 2023 decreased by $0.2 million, or 23.6%, compared to the year ended December 31, 2022. The decrease in depreciation and amortization expenses was due to lower depreciable base of fixed assets in 2023.

Other Factors Affecting Net Income (Loss)

	Fiscal years ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Interest income	$0.1	$0.2	$(0.1)	(35.4)%
Interest income - related parties	-	0.6	(0.6)	(99.7)%
Interest expense	(1.5)	(0.9)	(0.6)	(66.1)%
Other income	0.3	0.3	-	(16.8)%
Income tax benefit	2.4	2.4	-	(1.9)%

Interest income

Interest income - related parties was $0.0 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. The decrease was due to the distribution of the Shareholder Loan to Suzhou Snail in April 2022.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased by $0.6 million for the year ended December 31, 2023 as a result of rising interest charges on the Company’s floating rate debt and amortization of debt discounts which did not occur in the year ended December 31, 2022.

Benefit from income taxes

The Company had an income tax benefit of $2.4 million for the year ended December 31, 2023 and a benefit of $2.4 million for the year ended December 31, 2022. Our effective income tax rate was 20.9% and 168.5% for the years ended December 31, 2023 and 2022, respectively. The change in our effective tax rate is due to the state refund received in fiscal year 2022.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations in the year ended December 31, 2023, that are currently available unrestricted cash. Our unrestricted cash was $15.2 million and $12.9 million as of December 31, 2023 and 2022, respectively.

Our restricted cash and cash equivalents were $1.1 million and $6.4 million as of December 31, 2023 and 2022, respectively. Our restricted cash primarily consists of time deposits and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of December 31, 2023, our 2021 Revolving Loan and 2022 Short Term Note of $6.0 million and $0.8 million are due in December 2024 and January 2024, respectively. On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. In addition to the stated discount, the fair value of the Convertible Notes was allocated to warrants issued in connection with the debt giving rise to an additional discount in the amount of $445,754. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and if the note is not converted, it will mature on May 24, 2024. In February 2024, the Company made the first payments of principle and accrued interest in the amount of $312,075, and the convertible note holders converted 71,460 shares for an aggregate value of $60,000. The Company paid an additional $275,063 of accrued interest and principal on its convertible notes balance in April 2024. In concurrence with the registration of the convertible notes shares the Company registered shares for distribution in an equity line of credit. The Company has the right, but not the obligation, to sell up to $5.0 million in Class A common stock to the investor. Additionally, we have a short term note of $1.5 million as of December 31, 2023, that we have repaid in the first quarter of 2024. In January 2024, we also repaid $3.0 million of our outstanding revolving loan balance and the $0.8 million balance of our term note. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan and to negotiate a new Short Term Note. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan or obtain a new short term note with the lender at terms acceptable to us or at all. Currently, we expect that we will not be in compliance with its quarterly debt covenant for the three months ending March 31, 2024. We are working with the lender to resolve the expected non-compliance with the debt covenant.

The Company raised additional capital during the year ended December 31, 2023 in the form of the convertible notes, short term financing arrangement with the Company’s internet and data center (“IDC”) vendor, and the distribution agreement entered into with our retail partner which provided advanced royalties. We may need to raise additional capital and issue registered shares to draw on an equity line of credit if needed. The need for additional capital depends on many factors, including, among other things, whether we can successfully renegotiate the terms of our debt arrangements, the rate at which our business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. We cannot provide assurance that we will be able to successfully access any such equity or debt financings, that the required equity or debt financings would be available on terms acceptable to us, if at all, or that any such financings would not be dilutive to our stockholders.

Our current unrestricted cash position of approximately $15.2 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Fiscal years ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Net cash flows provided by (used in) operating activities	$0.5	$(3.4)	$3.9	113.9%
Net cash flows provided by investing activities	-	1.2	(1.2)	(100.0)%
Net cash flows (used in) provided by financing activities	(3.4)	4.9	(8.3)	(171.0)%
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(2.9)	$2.7	$(5.6)	(210.3)%

Operating activities

Net cash flows provided by operating activities for the year ended December 31, 2023 increased $3.9 million as compared to the year ended December 31, 2022, which resulted primarily from an increase in deferred revenues of $35.5 million, an increase in accounts payable and accounts payable – related parties of $5.0 million, an increase in accrued expenses of $1.7 million, partially offset by a decrease in net income of $10.1 million, a decrease in noncash reconciling items of $7.2 million, an increase in accounts receivable and accounts receivable - related party of $17.7 million and an increase in prepaids and related party prepaids of $3.4 million.

The Company had a net loss of $9.1 million for the year ended December 31, 2023 and a net income of $1.0 million for the year ended December 31, 2022, representing a decrease of $10.1 million. The decrease was primarily due to decreased net revenues of $13.5 million, increased research and development costs of $2.2 million, increased advertising and marketing costs of $0.9 million, increased interest expenses of $0.6 million, decreased interest income – related party of $0.6 million, partially offset by a decrease in cost of revenues of $4.8 million, and a decrease in general and administrative expenses of $2.9 million.

Non-cash reconciling items were $1.0 million and $8.2 million for the years ended December 31, 2023 and 2022, respectively, representing a decrease of $7.2 million. The decrease in the non-cash reconciling items was due to a decrease in amortization of intangible assets of $6.3 million and a decrease in deferred taxes of $3.2 million, partially offset by an increase in accretion expense of $0.3 million, an increase in stock based compensation of $0.6 million, reduced interest income from the shareholder loan of $0.6 million, and an increase in credit losses of $0.6 million.

Our accounts receivable - related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of December 31, 2023 and 2022, the net outstanding balances of receivables due from SDE were $13.5 million and $13.5 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within the next two fiscal years and intend to exercise all legally available means of collection. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5- Accounts Receivable - Related Party to our audited consolidated financial statements included in this Annual Report.

Investing activities

Cash provided by investing activities for the year ended December 31, 2023 decreased $1.2 million compared to the year ended December 31, 2022 due to a $1.5 million repayment received on a note receivable, partially offset by loan repayments of $0.3 million made to a related party in 2022. There were no investing related cash flows in 2023.

Financing activities

Net cash flows used in financing activities for the year ended December 31, 2023 were $3.4 million compared to net cash flows provided by financing activities of $4.8 million for the year ended December 31, 2022. Financing activities for the year ended December 31, 2023 included $9.5 million in debt payments, $0.3 million for the purchase of treasury stock, $0.3 million in payments of capitalized offering costs in accounts payable, partially offset by $3.0 million in borrowings on a term loan, $0.8 million in proceeds from the issuance of convertible notes, $1.9 million for the refund of a withholding tax overpayment and $1.0 million from the release of the Company’s restricted escrow deposit. Financing activities for the year ended December 31, 2022 included $10.0 million on a short term note, partially offset by repayments on the short-term note of $4.2 million, a cash dividend that was declared and paid of $8.2 million, net proceeds from the IPO of $12.0 million that was partially offset by $3.4 million spent on the open market purchase of treasury stock pursuant to our Share Repurchase Program and $1.2 million to pay capitalized offering costs.

Registered Offering

In September 2022, we filed a Form S-1 Registration Statement with the United States Securities and Exchange Commission in connection with our IPO. As of the effective date of the Registration Statement, we became the parent company of Snail Games USA and a holding company, with our principal asset consisting of all the shares of common stock of Snail Games USA.

In the IPO, we issued 3,000,000 shares of our Class A common stock and net proceeds from the issuance were distributed to Snail Games USA in November 2022 in the amount of $12.0 million. In connection with the IPO, $1.0 million of the net proceeds were remitted to an escrow account which was held to provide a source of funding for our indemnification obligations to the underwriters. The amount in escrow was released to the Company in November 2023 and is reported as part of unrestricted cash and cash equivalents as of December 31, 2023, and as a restricted escrow deposit as of December 31, 2022.

In October 2023, we filed a Form S-1 Registration Statement with the SEC in connection with our issuance of convertible note, equity line of credit and warrants related to each financing as noted below.

Capital resources

We fund our operations from our net cash flows provided by operating activities. In addition to these cash flows, we have entered into certain debt arrangements to provide additional liquidity and to finance our operations.

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. As amended, the 2021 Revolving Loan matured on December 31, 2023 and bore interest at a rate equal to the prime rate less 0.25%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis. The 2021 Revolving Loan was partially secured by the certificate of deposit accounts held with the financial institution, and reported as restricted cash, in the amounts of $5.3 million as of December 31, 2022. In June 2023, the Company amended its revolving loan and the certificate of deposit accounts securing the loan were released. The Company then amended the revolving loan agreement in December 2023, to extend the 2021 Revolving Loan maturity date to December 31, 2024. As of December 31, 2023, we had borrowings of $6.0 million outstanding under our 2021 Revolving Loan. We intend to extend the 2021 Revolving Loan prior to its maturity date in December 2024. There is no guarantee that we will be able to extend the 2021 Revolving Loan on terms acceptable to us in the future, or at all.

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

In January 2022, we amended and restated our 2021 Revolving Loan and we executed a promissory note to obtain an additional long-term loan with a principal balance of $10.0 million which was set to mature on January 26, 2023 (the “2022 Short Term Note”). In November 2022, the maturity date was extended to January 26, 2024. Interest is equal to the higher of 5.75% and the Wall Street Journal prime rate plus 0.50%. The 2022 Short Term Note is secured and collateralized by our existing assets. As of December 31, 2023, we had borrowings of $0.8 million outstanding under the 2022 Short Term Note. In January 2024, the Company completed the last payment obligation on the 2022 Short Term Note.

Convertible Notes

On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and will mature on May 24, 2024. In the event of a default the interest rate will be increased to the lower of 16% per annum or the highest amount permitted by applicable law. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, any time after November 24, 2023. In connection with the Convertible Notes the Company issued to the investors warrants to purchase an aggregate of 714,285 shares that were accounted for under the fair value method and allocated a value of $445,754. The difference of $525,754 between the proceeds allocated to the Convertible Notes and the aggregate principal amount will be accreted over the life of the notes and accounts for the fair value of the warrants and the stated discount. Additionally, $152,500 of transaction costs incurred by the Company were recorded as a debt discount. The discount is amortized using the effective interest rate of 109.7%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. As of December 31, 2023, we had borrowings of $1,080,000, net of a $282,639 discount under the Convertible Notes. The Company has registered shares for potential issuance on exercise of the warrants, or conversion of the note, on Form S-1 that was declared effective on October 30, 2023. As of December 31, 2023, the note holders have not exercised the warrants or the option to convert the notes.

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. The Company has registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on Form S-1 that was declared effective on October 30, 2023. As of December 31, 2023 the Company has not sold any Class A common stock under the Equity Line Purchase Agreement.

2023 Note Payable

In July 2023, the Company entered into a cooperation agreement with its IDC vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return, the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds are to be repaid in monthly installments starting in November 2023 and are to be based on 20% of the gross monthly ARK: Survival Ascended revenues. The Company has imputed interest at 8.0% on draws made. As of December 31, 2023, we had borrowings of $1.5 million outstanding under the Note Payable.

Financial covenants

The 2021 Revolving Loan, Term Loan and the 2022 Short Term Note require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the 2021 Revolving Loan requires us to maintain an outstanding principal balance of no more than $3.0 million for 30 consecutive days during any twelve-month period. For the year ended December 31, 2023, our debt service coverage ratio was 0.0, we had balances on the revolving loan greater than $3.0 million for more than 30 days, and we received waivers for all covenants under our debt facilities as of December 31, 2023. The waiver is applicable to all debt facilities with the lender and will waive the covenants for the fiscal year ended December 31, 2023. The Company repaid the $0.8 million term note that was one of three debt facilities with the lender, in January 2024. The Company’s ability to comply with the covenants, or receive waivers for the covenants, can lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender take possession of collateral.

For additional information regarding our indebtedness, see Note 15, Revolving Loan, Short Term Note and Long-Term Debt to our consolidated financial statements included in this Annual Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. For additional information on our significant accounting policies, please refer to Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report. We believe that the following critical accounting policies and estimates have the greatest potential impact on our consolidated financial statements.

Deferred Revenue

The Company recognizes, defers, and classifies the timing of deferred revenues from the sale of its products based on estimates of the release date, technical support obligations and timing of its performance obligations. The estimated timing of release dates is dependent on development milestones met by developers and compliance with platform requirements. At any time, platform requirements may change, or the developers may miss milestones. Estimates in technical support obligations will vary by platform and could change from period to period depending on user trends. Changes in estimates of our release schedule may affect the classification of short and long term deferred revenues and the rate at which deferred revenue is recognized, which could have a material impact on the Company’s consolidated financial statements.

Estimated Service Period

The deferral and subsequent recognition of revenue for the Company’s technical support obligations are estimated based on our estimated service period. We consider a variety of data points when determining and subsequently reassessing the estimated service period for players of our software products. Primarily, we review the weighted average number of days between players’ first and last days played online. When a new game is launched and no history of online player data is available, we consider other factors to determine the estimated service period, such as the estimated service period of other games actively being sold with similar characteristics. We also consider publicly available sources of online trends, the service periods of our previously released software products, and, to the extent publicly available, the service periods of our competitors’ software products that are similar in nature to ours.

We believe this provides a reasonable depiction of the use of games by our customers, as it is the best representation of the period during which our customers play our software products. An increase in estimated service period could result in a reclassification of deferred revenues from short term to long term and extend the period over which we would recognize said revenue resulting in a lower net income in future periods.

For our consumable and durable virtual items, we use a variety of data points in determining consumption and estimated service period. We also consider publicly available online trends, the service periods of our previously released software products, and to the extent publicly available, the service periods of our competitors’ software products that are similar in nature to ours. The estimated consumption and service periods for virtual goods are approximately 30 to 100 days. Determining the estimated service period is subjective and requires significant management judgment and estimates. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future.

Selling Prices of Performance Obligations

The Company uses the following reasonably available information in developing the standalone selling prices of the performance obligations:

●	Reasonably available data points, including third party or industry pricing, and contractually stated prices.

●	Market conditions such as market demand, competition, market constraints, awareness of the product and market trends.

●	Entity-specific factors including pricing strategies and objectives, market share and pricing practices for bundled arrangements.

Deferred Income Taxes

The Company recognizes deferred income taxes based on estimates of future taxable income and the utilization of tax loss carryforwards. Changes in tax laws or the level of future taxable income could affect the realizability of deferred income tax assets. The Company’s deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s estimates of deferred income taxes are based on its assessment of the likelihood of realizing the benefits of the tax assets and are reviewed annually. Changes in these estimates may have a material impact on the Company’s consolidated financial statements.

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

Stockholders and Board of Directors

Snail, Inc.

Culver City, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Snail, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

Costa Mesa, California

April 1, 2024

Item 1. Consolidated Financial Statements

Snail, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

ASSETS

Current Assets:
Cash and cash equivalents	$15,198,123	$12,863,817
Restricted escrow deposit	-	1,003,804
Accounts receivable, net of allowances for credit losses of $523,500 and $19,929, respectively	25,134,808	6,758,024
Accounts receivable - related party	-	11,344,184
Loan and interest receivable - related party	103,753	101,753
Prepaid expenses - related party	6,044,404	-
Prepaid expenses and other current assets	10,169,448	10,565,141
Total current assets	56,650,536	42,636,723

Restricted cash and cash equivalents	1,116,196	6,374,368
Accounts receivable – related party, net of current portion	7,500,592	-
Prepaid expenses - related party, net of current portion	7,784,062	5,582,500
Property, plant and equipment, net	4,682,066	5,114,799
Intangible assets, net - license - related parties	-	1,384,058
Intangible assets, net - other	271,717	272,521
Deferred income taxes	10,247,500	7,602,536
Other noncurrent assets	164,170	198,668
Operating lease right-of-use assets, net	2,440,690	3,606,398
Total assets	$90,857,529	$72,772,571

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$12,102,929	$9,452,391
Accounts payable - related parties	23,094,436	19,918,259
Accrued expenses and other liabilities	2,887,193	1,474,088
Interest payable - related parties	527,770	527,770
Revolving loan	6,000,000	9,000,000
Notes payable	2,333,333	5,416,666
Convertible notes, net of discount	797,361	-
Current portion of long-term promissory note	2,811,923	86,524
Current portion of deferred revenue	19,252,628	4,335,404
Current portion of operating lease liabilities	1,505,034	1,371,227
Total current liabilities	71,312,607	51,582,329

Accrued expenses	254,731	457,024
Promissory note, net of current portion	-	3,221,963
Deferred revenue, net of current portion	15,064,078	5,216,042
Operating lease liabilities, net of current portion	1,425,494	2,930,529
Total liabilities	88,056,910	63,407,887

Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 9,275,420 shares issued and 7,925,145 shares outstanding as of December 31, 2023, and 9,251,420 shares issued and 8,053,771 shares outstanding as of December 31, 2022	927	925
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of December 31, 2023 and 2022	2,875	2,875

Additional paid-in capital	26,171,575	23,436,942
Accumulated other comprehensive loss	(254,383)	(307,200)
Accumulated deficit	(13,949,325)	(4,863,250)
	11,971,669	18,270,292
Treasury stock at cost (1,350,275 and 1,197,649 shares as of December 31, 2023 and 2022, respectively)	(3,671,806)	(3,414,713)
Total Snail, Inc. equity	8,299,863	14,855,579
Noncontrolling interests	(5,499,244)	(5,490,895)
Total stockholders’ equity	2,800,619	9,364,684
Total liabilities, noncontrolling interests and stockholders’ equity	$90,857,529	$72,772,571

See accompanying notes to consolidated financial statements

Snail, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2023 and 2022

	2023	2022

Revenues, net	$60,902,098	$74,444,141
Cost of revenues	48,306,403	53,121,676

Gross profit	12,595,695	21,322,465

Operating expenses:
General and administrative	15,816,088	18,713,958
Research and development	5,057,421	2,955,592
Advertising and marketing	1,582,464	714,492
Depreciation and amortization	432,306	565,906
Loss (gain) on disposal of fixed assets	427	(17,067)
Total operating expenses	22,888,706	22,932,881

Loss from operations	(10,293,011)	(1,610,416)

Other income (expense):
Interest income	129,854	200,913
Interest income - related parties	2,000	582,632
Interest expense	(1,531,719)	(922,293)
Interest expense - related parties	-	(3,222)
Other income	265,980	302,086
Foreign currency transaction loss	(68,180)	(1,945)
Total other income (expense), net	(1,202,065)	158,171

Loss before benefit from income taxes	(11,495,076)	(1,452,245)

Benefit from income taxes	(2,400,652)	(2,446,423)

Net (loss) income	(9,094,424)	994,178

Net (loss) income attributable to non-controlling interests	(8,349)	46,371

Net (loss) income attributable to Snail, Inc. and Snail Games USA Inc.	$(9,086,075)	$947,807

Comprehensive income (loss) statement:

Net (loss) income	$(9,094,424)	$994,178

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	52,817	(40,643)

Total comprehensive (loss) income	$(9,041,607)	$953,535

Net (loss) income attributable to Class A common stockholders:
Basic	$(1,960,813)	$228,482
Diluted	$(1,960,813)	$228,482

Net (loss) income attributable to Class B common stockholders:
Basic	$(7,125,262)	$719,325
Diluted	$(7,125,262)	$719,325

(Loss) income per share attributable to Class A and B common stockholders:
Basic	$(0.25)	$0.03
Diluted	$(0.25)	$0.03

Weighted-average shares used to compute income per share attributable to Class A common stockholders(1):
Basic	7,911,369	9,131,512
Diluted	7,911,369	9,131,512

Weighted-average shares used to compute income per share attributable to Class B common stockholders:
Basic	28,748,580	28,748,580
Diluted	28,748,580	28,748,580

(1)	The shares used for the denominator in the calculation of EPS are presented as if the IPO occurred on January 1, 2022 for comparative purposes.

See accompanying notes to consolidated financial statements

Snail, Inc. and Subsidiaries

Consolidated Statements of Equity for the Years Ended December 31, 2023 and 2022

	Common Stock - Snail Games USA Inc.		Class A Common Stock		Class B Common Stock		Additional Paid-In-	Due from Shareholder Loan and Interest	Accumulated Other Comprehensive	Retained	Treasury Stock		Snail Games USA Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Earnings	Shares	Amount	Equity	interests	Equity
Balance at December 31, 2021	500,000	$5,000	-	$-	-	$-	$94,159,167	$(94,353,522)	$(266,557)	$16,045,231	-	$-	$15,589,319	$(5,537,266)	$10,052,053

Loan to shareholder	-	-	-	-	-	-	-	(580,878)	-	-	-	-	(580,878)	-	(580,878)

Dividend Distribution	-	-	-	-	-	-	(73,078,112)	94,934,400	-	(21,856,288)	-	-	-	-	-

Withholding tax distribution	-	-	-	-	-	-	(8,200,000)	-	-	-	-	-	(8,200,000)	-	(8,200,000)

Reclass of common stock due to IPO reorganization	(500,000)	(5,000)	6,251,420	625	28,748,580	2,875	1,500	-	-	-	-	-	-	-	-

Warrants issued to underwriters	-	-	-	-	-	-	193,927	-	-	-	-	-	193,927	-	193,927

IPO, net of offering costs	-	-	3,000,000	300	-	-	10,137,210	-	-	-	-	-	10,137,510	-	10,137,510

Stock-based compensation related to restricted stock units	-	-	-	-	-	-	223,250	-	-	-	-	-	223,250	-	223,250

Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	(1,197,649)	(3,414,713)	(3,414,713)	-	(3,414,713)

Foreign currency translation	-	-	-	-	-	-	-	-	(40,643)	-	-	-	(40,643)	-	(40,643)

Net income	-	-	-	-	-	-	-	-	-	947,807	-	-	947,807	46,371	994,178

Balance at December 31, 2022	-	$-	9,251,420	$925	28,748,580	$2,875	$23,436,942	$-	$(307,200)	$(4,863,250)	(1,197,649)	$(3,414,713)	$14,855,579	$(5,490,895)	$9,364,684

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2022	9,251,420	$925	28,748,580	$2,875	$23,436,942	$(307,200)	$(4,863,250)	(1,197,649)	$(3,414,713)	$14,855,579	$(5,490,895)	$9,364,684

Return of dividend distribution tax withholding payment	-	-	-	-	1,886,600	-	-	-	-	1,886,600	-	1,886,600

Stock based compensation related to restricted stock units	-	-	-	-	848,035	-	-	-	-	848,035	-	848,035

Common stock issued for service	24,000	2	-	-	(2)	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(152,626)	(257,093)	(257,093)	-	(257,093)

Foreign currency translation	-	-	-	-	-	52,817	-	-	-	52,817	-	52,817

Net loss	-	-	-	-	-	-	(9,086,075)	-	-	(9,086,075)	(8,349)	(9,094,424)

Balance at December 31, 2023	9,275,420	$927	28,748,580	$2,875	$26,171,575	$(254,383)	$(13,949,325)	(1,350,275)	$(3,671,806)	$8,299,863	$(5,499,244)	$2,800,619

See accompanying notes to consolidated financial statements

Snail, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

	2023	2022

Cash flows from operating activities:
Net (loss) income	$(9,094,424)	$994,178
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization - intangible assets - license	-	250,000
Amortization - intangible assets - license, related parties	1,384,058	7,403,918
Amortization - intangible assets - other	804	3,751
Amortization - loan origination fees and debt discounts	124,595	26,514
Accretion – convertible notes	306,664	-
Depreciation and amortization - property and equipment	432,306	565,906
Stock-based compensation expense	848,035	223,250
Gain on lease termination	-	(122,533)
Gain on paycheck protection program and economic injury disaster loan forgiveness	-	(174,436)
Loss (gain) on disposal of fixed assets	427	(17,067)
Interest income from shareholder loan	-	(580,878)
Interest income from restricted escrow deposit	-	(3,804)
Credit losses	581,498	-
Deferred taxes, net	(2,644,964)	588,478

Changes in assets and liabilities:
Accounts receivable	(18,939,465)	5,486,716
Accounts receivable - related party	3,824,775	(2,908,361)
Prepaid expenses - related party	(8,245,966)	(2,437,500)
Prepaid expenses and other current assets	501,104	(1,875,919)
Other noncurrent assets	-	(26,052)
Accounts payable	2,992,856	4,976,192
Accounts payable - related parties	3,176,177	(3,815,313)
Accrued expenses and other liabilities	659,647	(1,039,927)
Interest receivable - related party	(2,000)	-
Interest payable - related parties	-	986
Lease liabilities	(205,520)	(145,949)
Deferred revenue	24,765,261	(10,729,488)
Net cash provided by (used in) operating activities	465,868	(3,357,338)

Cash flows from investing activities:
Repayment on loan provided by related party	-	(300,000)
Purchases of property and equipment	-	(5,256)
Proceeds from sale of property and equipment	-	19,500
Repayment on Pound Sand note	-	1,496,063
Net cash provided by investing activities	-	1,210,307

Cash flows from financing activities:
Repayments on promissory note	(79,897)	(70,961)
Repayments on notes payable	(6,500,000)	(4,166,667)
Repayments on revolving loan	(3,000,000)	-
Borrowings on notes payable	3,000,000	-
Borrowings on short-term note	-	10,000,000
Proceeds from issuance of convertible notes	847,500	-
Refund of dividend withholding tax overpayment	1,886,600	-
Payments on paycheck protection program and economic injury disaster loan	-	(90,198)
Refund of payments on paycheck protection program and economic injury disaster loan	-	48,305
Cash dividend declared and paid	-	(8,200,000)
Purchase of treasury stock	(257,093)	(3,414,713)
Proceeds from initial public offering, net of offering costs	-	11,791,705
Warrants issued to underwriters	-	193,927
Payments of capitalized offering costs	-	(1,247,567)
Payments of offering costs in accounts payable	(342,318)	-
Release of restricted escrow deposit	1,003,804	-
Net cash (used in) provided by financing activities	(3,441,404)	4,843,831

Effect of foreign currency translation on cash and cash equivalents	51,670	(12,730)

Net (decrease) increase in cash and cash equivalents, and restricted cash and cash equivalents	(2,923,866)	2,684,070

Cash and cash equivalents, and restricted cash and cash equivalents - beginning of the year	19,238,185	16,554,115

Cash and cash equivalents, and restricted cash and cash equivalents – end of the year	$16,314,319	$19,238,185

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$934,523	$788,063
Income taxes	$248,388	$888,303
Noncash transactions during the year for:
Loan and interest payable - related parties	$-	$103,890
Loan and interest receivable - related parties	$-	$(103,890)
Loan and interest from shareholder	$-	$94,934,400
Dividend distribution	$-	$(94,934,400)
Noncash finance activity during the year for:
Issuance of warrants in connection with the equity line of credit	$(105,411)	$-
Gain on paycheck protection program and economic injury disaster loan forgiveness	$-	$(174,436)
Snail Games USA common stock transferred due to reorganization	$-	$(5,000)
Snail, Inc. common stock and additional paid-in capital transferred due to reorganization	$-	$5,000
Offering costs included in accounts payable	$-	$605,295
Funding of the escrow deposit	$-	$(1,000,000)

See accompanying notes to consolidated financial statements

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – PRESENTATION AND NATURE OF OPERATIONS

Snail, Inc. was incorporated under the laws of Delaware in January 2022. The terms “Snail, Inc,” “Snail Games,” “our” and the “Company” are used to refer collectively to Snail, Inc. and its subsidiaries. The Company’s fiscal year end is December 31. The Company was formed for the purpose of completing an initial public offering (“IPO”) and related transactions to carry on the business of Snail Games USA Inc. and its subsidiaries. Snail Games USA Inc. was founded in 2009 as a wholly owned subsidiary of Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”) located in Suzhou, China and is the operating entity that continues post IPO. Snail Games USA Inc. is devoted to researching, developing, marketing, publishing, and distributing games, content and support that can be played on a variety of platforms including game consoles, PCs, mobile phones and tablets.

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

Reorganization Transaction and IPO

On September 16, 2022, Snail, Inc., filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission in connection with its IPO. On November 9, 2022, effective as of the IPO pricing, Snail Games USA Inc.’s existing shareholders transferred their 500,000 shares of common stock of Snail Games USA Inc. to Snail, Inc. in exchange for 6,251,420 shares of Class A common stock and 28,748,580 shares of Class B common stock of Snail, Inc., and Snail, Inc. became the parent of Snail Games USA Inc. Because the reorganization transaction was considered a transaction between entities under common control, the financial statements for periods prior to the reorganization transaction and the IPO have been adjusted to combine the previously separate entities for presentation purposes. On November 9, 2022, Snail, Inc. priced its IPO, and on November 10, 2022, Snail, Inc.’s Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol SNAL. In the IPO, Snail, Inc. issued 3,000,000 shares of Class A common stock at $5.00 per share and net proceeds from the IPO were distributed to Snail Games USA Inc. in November 2022 in the amount of approximately $12.0 million, net of the underwriting discount and offering costs of $3.0 million. In connection with the IPO, $1.0 million of the IPO proceeds were remitted to an escrow account which is held to provide a source of funding for certain indemnification obligations of Snail, Inc. to the underwriters. The amount in escrow was reported as a restricted escrow deposit in the consolidated balance sheets as of December 31, 2022, until 12 months from the date of the offering, November 2023, at which time the restrictions were removed and the balance was reverted to unrestricted cash.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles as promulgated in the United States of America (“U.S. GAAP”).

In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position and its results of operations in accordance with U.S. GAAP (consisting of normal recurring adjustments) have been included in the accompanying consolidated financial statements.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2023, certain comparative amounts have been reclassified due to immaterial errors identified by the Company in its presentation of certain server hosting costs. During the three months ended June 30, 2023, the Company began reporting all of its server hosting costs as costs of revenue whereas they were previously reported within both cost of sales and general and administrative expenses. The Company has assessed the materiality of these errors on its prior annual and interim financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to those consolidated financial statements. However, to correctly present cost of revenues, gross profit and general and administrative expenses, the reclassifications have been made throughout this report and accompanying note disclosures. The effects on the related captions in the consolidated statements of operations and comprehensive income (loss) for all previously reported periods were as follows:

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include revenue recognition, see Note 2 – Revenue Recognition, provisions for credit losses, deferred income tax assets and associated valuation allowances, deferred revenue, income taxes, valuation of intangibles, including those with related parties, impairment of intangible assets, stock-based compensation and fair value of warrants. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

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

Liquidity

For the first three quarters of the fiscal year 2023 the Company had a net loss, net cash used in operations, debt obligations coming due in less than 12 months, a potential need for additional capital, and had uncertainties surrounding its ability to raise additional capital and renegotiate its debt arrangements. In the fourth quarter of fiscal year 2023 the Company released ARK: Survival Ascended. The release resulted in significant increases in revenues, receivables and cashflows for the fourth quarter, in comparison to the first three quarters of 2023.

During the year ended December 31, 2023, the Company renewed its 2021 Revolving Loan (as defined below) which will become due and mature at the end of 2024. The Company paid $3.0 million of the revolving loan in January 2024. The Company paid off the $0.8 million balance of its 2022 Short Term Note (as defined below) in January 2024 and is in the process of negotiating a new term loan. The Company also repaid $0.3 million of accrued interest and principal on its convertible notes balance and the Company’s $1.5 million short term note was paid off in the first quarter of 2024. The Company paid an additional $0.3 million of accrued interest and principal on its convertible notes balance in April 2024. Currently, management expects that the Company will not be in compliance with its quarterly debt covenants for the three months ending March 31, 2024. Management is working with the lender to resolve the expected non-compliance with the debt covenants. The Company’s ability to comply with the covenants, or receive waivers for the covenants, can lead to the acceleration of payments due under the debt facilities with the lender, which include the $6.0 million revolving loan and $2.8 million promissory note, cause the lender to cease making advances under the revolving agreement, or allow the lender take possession of collateral.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

From time to time, the Company could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. The need for additional capital depends on many factors, including, among other things, whether the Company can successfully renegotiate the terms of its debt arrangements, the rate at which the Company’s business grows, demands for working capital, revenue generated from existing downloadable content (“DLCs”) and game titles, launches of new DLCs and new game titles, and any acquisitions that the Company may pursue.

Our current unrestricted cash position of approximately $15.2 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenue is generated from the publishing of software games sold digitally and through physical discs (e.g., packaged goods), the publishing of separate downloadable content that are new feature releases to existing digital full-game downloads, and in-app purchases of virtual goods used by players of its free-to-play mobile games. When control of the promised products and services is transferred to the end users, the Company recognizes revenue in the amount that reflects the consideration it expects to receive in exchange for these products and services. Revenue from delivery of products is recognized at a point in time when the end consumers purchase the games, and the control of the license is transferred to them.

The virtual goods that the Company sells to players of our free-to-play mobile-games, include virtual currency or in-game purchases of additional game play functionality. For virtual goods, the satisfaction of our performance obligation is dependent on the nature of the virtual good purchased and as a result, the Company categorizes its virtual goods as follows:

●	Consumable: consumable virtual items represent items that can be consumed by a specific player action. Consumable virtual items do not result in a direct benefit that the player keeps or provide the player any continuing benefit following consumption, and they often enable a player to perform an in-game action immediately. For the sale of consumable virtual items, the Company recognizes revenue as the items are consumed (i.e., over time).

●	Durable: durable virtual items represent items that are accessible to the player over an extended period of time. The Company recognizes revenue from the sale of durable virtual items ratably over the estimated service period for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item.

For the ARK: Survival Ascended DLC’s that have not yet launched and been reported in deferred revenue in the consolidated balance sheets, the Company has used the adjusted market assessment approach per ASC 606-10-32-34 to assign a value for the Company’s remaining performance obligation. The Company uses the following reasonably available information in developing the standalone selling prices of the performance obligations:

●	Reasonably available data points, including third party or industry pricing, and contractually stated prices.

●	Market conditions such as market demand, competition, market constraints, awareness of the product and market trends.

●	Entity-specific factors including pricing strategies and objectives, market share and pricing practices for bundled arrangements.

The Company recognizes revenue using the following five steps as provided by Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers: 1) identify the contract(s) with the customer; 2) identify the performance obligations in each contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when, or as, the entity satisfies a performance obligation. The Company’s terms and conditions vary by customers and typically provide payment terms of net 30 to 75 days.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Deferred revenue is comprised of the transaction price allocable to the Company’s performance obligation on technical support and the sale of virtual goods available for in-app purchase, and payments received from customers prior to launching the games on the platforms. The Company recognizes revenues from the sale of virtual goods ratably over their estimated service period. The Company’s estimated service period is generally 30 to 100 days from the date of purchase.

The Company has a long-term title license agreement with a platform. The agreement was initially made between the parties in November 2018 and valid through December 31, 2021. The agreement was subsequently amended in June 2020 to extend the ARK 1 availability on the platform perpetually, effective January 1, 2022 and to put ARK II on the platform for three years upon release. The Company recognized $2.5 million in revenue related to ARK 1’s perpetual license during the year ended December 31, 2022 and deferred $2.3 million related to ARK II that is included in the long-term portion of deferred revenue and will be recognized upon the release of ARK II on the platform.

In November 2021, the Company entered an agreement with a platform to make ARK 1 available on a platform for a period of 5 weeks in exchange for $3.5 million. The platform launched the 5-week program on March 1, 2022 and the Company recognized the full amount of revenue from this contract during the year ended December 31, 2022.

The Company entered into a non-exclusive license agreement with a platform in February 2020 to make ARK 1 available on the platform, exclusive of all available DLC, for a period of 2 weeks in exchange for $8.0 million. During the 2 weeks the platform offered digital rights to ARK 1 to its end users for free. The platform launched the first free week in June of 2020 and the Company recognized $4.0 million of the advanced payment as revenue during the year ended December 31, 2020. In September 2022, the platform launched the second free week and the Company recognized the remaining $4.0 million of revenue during year ended December 31, 2022.

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless it is cancelled. Upon executing the distribution agreement, the Company received $0.5 million and $1.3 million as prepaid royalties that are reported as current and long-term deferred revenue until the disc release of ARK: Survival Ascended and ARK II, respectively.

Estimated Service Period

For certain performance obligations satisfied over time, the Company has determined that the estimated service period is the time period in which an average user plays our software games (“user life”) which most faithfully depicts the timing of satisfying our performance obligation. The Company considers a variety of data points when determining and subsequently reassessing the estimated service period for players of our software games. Primarily, the Company reviews the weighted average number of days between players’ first day play online or the subscription trend. The Company also considers publicly available online trends.

The Company believes this provides a reasonable depiction of the transfer of our game related services to our players, as it is the best representation of the period during which our players play our software games. Determining the estimated service period is subjective and requires significant management judgment and estimates. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current software games are generally between 30 and 100 days depending on the software games.

Shipping, Handling and Value Added Taxes (“VAT”)

The distributor, as the principal, is responsible for the shipping of the game discs to retail stores and incurring the shipping and VAT costs. The Company is paid the net sales amount after deducting shipping costs, VAT and other related expenses by the distributor.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game localization costs, game licenses, engine fees and amortization costs. Cost of revenues for the years ended December 31, 2023 and 2022 were comprised of the following:

	2023	2022
Software license royalties – related parties	$14,398,482	$16,963,388
Software license royalties	1,128,517	145,055
License and amortization – related parties	20,496,961	25,407,002
License and amortization	804	250,876
Game localization	-	840
Merchant fees	1,369,595	2,424,832
Engine fees	4,301,104	1,972,126
Internet, server and data center	6,487,340	5,792,967
Costs related to advertising revenue	123,600	164,590
Total:	$48,306,403	$53,121,676

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. For the years ended December 31, 2023 and 2022, general and administrative expenses totaled $15,816,088 and $18,713,958, respectively. Stock-based compensation of $799,955 and $223,250 was incurred during the years ended December 31, 2023 and 2022, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2023 and 2022, advertising and marketing expenses totaled $1,582,464 and $714,492, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development costs for the years ended December 31, 2023 and 2022 were $5,057,421 and $2,955,592, respectively. Stock-based compensation of $48,080 was incurred during the year ended December 31, 2023; no stock-based compensation was incurred in the year ended December 31, 2022.

Non-controlling Interests

Non-controlling interests on the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of December 31, 2023 and 2022, there were non-controlling interests with the following subsidiaries:

Subsidiary Name	Equity % Owned	Non-Controlling %
Snail Innovative Institute	70%	30%
BTBX.IO, LLC	70%	30%
Donkey Crew, LLC	99%	1%

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash is available for use in current operations or other activities such as capital expenditures and business combinations. Restricted cash and cash equivalents are time deposits, that are currently provided as a standby letter of credit to landlords. The Company’s policy for determining whether an item is treated as cash, or a cash equivalent, is based on its original maturity, liquidity, and risk profile. Investments with maturities of three months or less, are highly liquid and have insignificant risk are considered to be cash equivalents.

Restricted Escrow Deposits

Our restricted deposits held in escrow are to provide a source of funding for certain indemnification obligations of Snail, Inc. to our underwriters in connection with our IPO. The deposit and related interest earnings were restricted for one year from the IPO date and were released from restrictions in November 2023.

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. During the year ended December 31, 2023, the Company’s allowance for credit losses increased from $19,929 to $523,500 due to an increase in credit risk of one of the Company’s platform partners as a result of continued delays in payments. There was an additional $77,928 recognized as credit losses due to the bankruptcy of the Company’s related party, INDIEV, Inc. (“INDIEV”) during the year ended December 31, 2023. There were no credit losses recognized in the year ended December 31, 2022.

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

When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed, and any resulting gains or losses are included in the consolidated statements of operations and comprehensive income (loss). Leasehold improvements are amortized using the straight-line method over the estimated life of the asset, not to exceed the length of the lease. Repairs and maintenance costs are expensed as incurred.

Foreign Currency

The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from the translation are included in accumulated other comprehensive loss. Realized and unrealized transaction gains and losses arising from transactions denominated in foreign currencies different than the relevant functional currency are included in our consolidated statements of operations and comprehensive income (loss) in the period in which they occur.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, derivative instruments, short-term loans, accounts receivable and accounts payable. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us for a similar duration except for the Company’s promissory note which has a fixed rate for 5 years, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The Company’s convertible notes, warrant liability and derivative instruments are valued at fair value, using level 3 inputs and the Monte-Carlo pricing model. The most significant of the inputs are the stock price, exercise price, contractual term, volatility, and the risk-free rate. Our building is valued at fair value using level 2 inputs for purposes of securing our debt; the buildings carrying value is based on cost and straight-line depreciation. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2023 and December 31, 2022.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the long-term accrued expenses on the accompanying consolidated balance sheets in the amount of $254,731 and $457,024 as of December 31, 2023 and 2022, respectively. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of December 31, 2023 and 2022, the Company had deposits of $14,716,652 and $17,929,308, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, restricted escrow deposit and restricted cash and cash equivalents, in the accompanying consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company had four customers as of December 31, 2023, and two customers as of December 31, 2022, who accounted for approximately 95% and 57% of consolidated gross receivables, respectively. Among the four customers as of December 31, 2023, and two customers as of December 31, 2022, each customer accounted for 43%, 20%, 16% and 16% as of December 31, 2023, and 29% and 28% as of December 31, 2022 of the consolidated gross receivables outstanding. During the years ended December 31, 2023 and 2022, approximately 80% and 54%, respectively, of net revenue was derived from these customers. The Company had three customers in the year ended December 31, 2023, and three customers in the year ended December 31, 2022, that accounted for 42%, 18%, and 11%, and 30%, 23% and 12% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of December 31, 2023 and 2022, the Company had one vendor who accounted for approximately 69% and two vendors who accounted for approximately 43% and 12% of consolidated gross payables, respectively. The loss of these vendors could have a significant impact on the Company’s financial performance and regulatory compliance.

The Company had one vendor, SDE, a related party, that accounted for 51% and 47% of the Company’s combined cost of revenues and operating expenses during the years ended December 31, 2023 and 2022, respectively. Amounts payable to SDE are included in accounts payable - related parties in the consolidated balance sheets as of December 31, 2023 and 2022. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

Leases

The Company has a lease relating primarily to office facilities. The Company determines if an arrangement is or contains a lease at contract inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, variable payments based on the level of services provided by the landlords of our leases, reasonably certain purchase options, and termination penalties. Variable lease payments related to the services provided by the landlords are non-lease components that are recognized as rent expenses as incurred. For leased assets with similar lease terms and asset types, the Company applied a portfolio approach in determining a single incremental borrowing rate for the leased assets. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments because the Company does not have the information necessary to determine the rate implicit in the lease. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company’s lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant factors. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating leases are included in operating lease right-of-use assets, net, current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the consolidated balance sheets.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology in current US GAAP with a methodology that requires the reflection of expected credit losses and also requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which generally results in the earlier recognition of credit losses on financial instruments. The Company adopted ASU 2016-13 on January 1, 2023. Adopting the new standard did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to simplify the application of GAAP for certain financial instruments with characteristics of liabilities and equity. The FASB decided to eliminate certain accounting models to simplify the accounting for convertible instruments, reduce complexity for preparers and practitioners, and improve the decision usefulness and relevance of the information provided to financial statement users. The FASB also amended the guidance for derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion and amended the related earnings per share guidance. The Company has elected to delay implementation of this standard until January 1, 2024 based on its emerging growth status. The Company is evaluating the impact of adopting the new standard.

In October 2023, the FASB issued ASU 2023-06, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to clarify or improve disclosure and presentation requirements of a variety of topics. Certain of the amendments represent clarifications to or technical corrections of the current requirements. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. ASU 2023-06 is effective for companies subject to the SEC’s disclosure requirements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effected. For all other entities the amendments will be effective two years. The Company is evaluating the impact of adopting the new standard.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosure (Topic 280), to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The update does not change how a public entity identifies its operating segments, aggregates those operating segments, or applied the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is evaluating the impact of adopting the new standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in the update requires that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact of adopting the new standard.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $88,756 and $65,908 for the years ended December 31, 2023 and 2022.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company issued restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the years ended December 31, 2023, and 2022. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of December 31, 2023, there were 4,485,275 shares reserved for issuance under the 2022 Plan.

Restricted Stock Units

The Company granted restricted stock units under our 2022 Omnibus Incentive Plan to employees and directors. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent to the number of restricted stock units is typically issued net of required tax withholding requirements, if any. Restricted stock units are subject to forfeiture and transfer restrictions. For the years ended December 31, 2023 and 2022, stock-based compensations expenses amounted to $848,035 and $223,250, respectively.

Warrants

In connection with the IPO, offering costs related to legal, accounting, and underwriting costs were net with the proceeds and recorded as a reduction in additional paid in capital, in the stockholders’ equity section of the consolidated balance sheets. The Company also issued Underwriters Warrants (as defined below) for services provided during the IPO to purchase 120,000 shares of Class A common stock. The Underwriters Warrants are accounted for as equity instruments and are included in the stockholders’ equity section of the consolidated balance sheets. The fair value of the Underwriters Warrants has been estimated using the Black-Scholes option pricing model.

On August 24, 2023, the Company issued warrants in connection with its convertible debt for the purchase of 714,285 shares (the “Convertible Note Warrants”). The Convertible Note Warrants are accounted for as a liability and are included in the accrued expenses and other liabilities in the consolidated balance sheets. The fair value of the Convertible Note Warrants has been estimated using the Monte-Carlo pricing model. For more information regarding convertible notes and related warrants see Note 20 - Equity.

On August 24, 2023, the Company issued a warrant to an investor (the “Equity Line Warrant”) for the purchase of 367,647 shares of Class A common stock in consideration of the investor’s commitment to purchase Class A common stock. The fair value of the Equity Line Warrant is recorded as a warrant liability and is included in the accrued expenses and other liabilities in the Company’s consolidated balance sheets. The fair value of the Equity Line Warrants has been estimated using the Monte-Carlo pricing model using level 3 inputs. The most significant of the inputs used are the underlying stock price, the exercise price, the contractual term, volatility and the risk-free rate. For more information regarding equity line and related warrants see Note 20 – Equity.

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the consolidated balance sheets under treasury stock. No treasury stock was sold during the years ended December 31, 2023 and 2022. As of December 31, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The diluted EPS for the period is calculated by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s common stock equivalents are measured using the treasury stock method and represent unvested restricted stock units and warrants. The Company issues two classes of common stock with differing voting rights, and as such, reports EPS using the dual class method. For comparative purposes, the Company has presented EPS for the year ended December 31, 2022 assuming the number of shares exchanged in the reorganization and issued in the IPO of the Company were outstanding at the start of the year. For more information see Note 19 – Earnings (Loss) Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or over a period based on the estimated service period of the product, additional performance obligations, or timing of releases. Net revenue by timing of recognition during the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Over time	$6,437,618	$18,832,396
Point in time	54,464,480	55,611,745
Total revenue from contracts with customers:	$60,902,098	$74,444,141

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
United States	$53,577,666	$69,977,621
International	7,324,432	4,466,520
Total revenue from contracts with customers:	$60,902,098	$74,444,141

Platform

Net revenue by platform for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Console	$26,628,037	$32,382,088
PC	26,402,330	31,592,858
Mobile	5,830,671	9,506,777
Other	2,041,060	962,418
Total revenue from contracts with customers:	$60,902,098	$74,444,141

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Digital	$53,030,367	$63,974,946
Mobile	5,830,671	9,506,777
Physical retail and other	2,041,060	962,418
Total revenue from contracts with customers:	$60,902,098	$74,444,141

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of its performance obligations, which were in the ordinary course of business. As of December 31, 2023, the balance of deferred revenue was $34.3 million, of which $32.5 million is due to non-refundable payments. The Company is expecting to recognize $13.7 million of the non-refundable payments in the next 12 months through the platform releases of certain DLCs, $1.2 million upon the release of Myth of Empires, $11.1 million of non-refundable payments in the next 12 to 24 months through the release of DLC’s and additional ARK IP. The remaining $3.8 million of current non-refundable deferred revenues and $2.7 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 60 months, based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of the advance payments received in accordance with the agreement the Company has made with its retail distributor. The Company expects to recognize $0.5 million in the next 12 months and the remainder of $1.3 million in fiscal year 2025. Activities in the Company’s deferred revenue as of December 31, 2023 and 2022 were as follows:

	2023	2022
Deferred revenue, beginning balance in advance of revenue recognition billing	$9,551,446	$20,280,934
Revenue recognized	(6,437,618)	(18,832,396)
Revenue deferred	31,202,878	8,102,908
Deferred revenue, ending balance	34,316,706	9,551,446
Less: current portion	(19,252,628)	(4,335,404)
Deferred revenue, long term	$15,064,078	$5,216,042

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $1,116,196 and $6,374,368 as of December 31, 2023 and 2022, respectively. The amounts of restricted cash and cash equivalents held as of December 31, 2023, are to secure the standby letter of credit with landlords and the amounts of restricted cash and cash equivalents as of December 31, 2022, are held as security for the debt with a financial institution (see Note 15 — Revolving Loan, Short Term Note, and Long-Term Debt) and to secure standby letters of credit with landlords. On June 21, 2023, the Company amended its revolving loan and $5,273,391 of restricted cash and cash equivalents was released. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of December 31, 2023 and 2022:

	2023	2022
Cash and cash equivalents	$15,198,123	$12,863,817
Restricted cash and cash equivalents	1,116,196	6,374,368
Cash and cash equivalents, and restricted cash and cash equivalents	$16,314,319	$19,238,185

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable — related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, IDC and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. To reflect the timing of the offset agreement, a portion of the SDE receivable has been reclassified as a long-term asset. The Company’s current SDE payable is greater than its current SDE receivable and has reclassified the net SDE payable to accounts payable – related parties as of December 31, 2023. During the year ended December 31, 2023, the Company made cash payments to SDE in the amount of $33.1 million and anticipates continuing to make cash payment to SDE in future years. As of December 31, 2023 and 2022, the outstanding balance of net accounts receivable from related party was as follows:

	2023	2022
Accounts receivable – related party	$13,500,592	$13,519,409
Less: accounts payable – related party – SDE	(10,946,478)	(2,175,225)
Net accounts receivable, related party - SDE	2,554,114	11,344,184
Less: accounts receivable – related party, net of current portion	7,500,592	-
Net accounts receivable (payable), related party, current - SDE	$(4,946,478)	$11,344,184

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – DUE FROM SHAREHOLDER

Other receivables from related party consisted of monies that the Company loaned to the Company’s Founder, Chief Strategy Officer and Chairman, who is also the majority shareholder of Suzhou Snail. The loan bore 2.0% per annum interest. On April 26, 2022, the Company, with approval from its Board of Directors and in accordance with applicable laws and regulations, assigned the other receivables – related party (the “Shareholder Loan”) of $94,934,400 outstanding including interest, to Suzhou Snail, which assumed the loan as creditor. Simultaneously, the Company declared and paid Suzhou Snail an in-kind dividend with an aggregate amount equal to $94,934,400 on April 26, 2022; see Note 7 – Dividend Distribution. As of December 31, 2022, the other receivable was $0 and no longer reflected on the Company’s consolidated balance sheets. The loan did not accrue interest during the year ended December 31, 2023. The loan accrued interest of $580,878 during the year ended December 31, 2022. The earned interest is reported in interest income – related parties in the Company’s consolidated statements of operations and comprehensive income (loss).

NOTE 7 – DIVIDEND DISTRIBUTION

On April 26, 2022, the Company declared an in-kind dividend of $94,934,400 for the assignment of the Shareholder Loan and a cash dividend of $8,200,000 to pay the related withholding taxes; see Note 6 – Due from Shareholder. There were no such distributions during the year ended December 31, 2023. In April 2023, the Company filed its annual withholding tax return Form 1042 and recognized a refund receivable related to the withholding taxes paid in the amount of $1,886,600. The refund was received in August 2023 and is reported in additional paid-in capital in the accompanying consolidated balance sheets as of December 31, 2023 and the consolidated statements of equity for the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company prepaid $2.5 million for exclusive license rights for an ARK: Survival Ascended DLC to SDE and $5.5 million in prepaid royalties related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2022, the Company prepaid $5.0 million for exclusive license rights to an ARK sequel to SDE. Prepaid expenses — related party consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Prepaid royalties	$6,086,406	$582,500
Prepaid licenses	7,500,000	5,000,000
Other prepaids	242,060	-
Prepaid expenses - related party, ending balance	13,828,466	5,582,500
Less: short-term portion	(6,044,404)	—
Total prepaid expenses - related party, long-term	$7,784,062	$5,582,500

The amount classified as short-term, as of December 31, 2023, includes the prepaid license for the ARK: Survival Ascended DLC that the Company expects to release in the next twelve months, prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31, 2023, and 2022:

	2023	2022
Prepaid income taxes	$9,529,755	$9,822,603
Deferred offering costs	105,411	—
Other prepaids	70,967	80,271
Other current assets	463,315	662,267
Total prepaid expenses and other current assets	$10,169,448	$10,565,141

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,809,214	1,821,819
Furniture and fixtures	411,801	411,801
	9,521,752	9,534,357
Accumulated depreciation	(4,839,686)	(4,419,558)
Property, plant and equipment, net	$4,682,066	$5,114,799

Depreciation and amortization expense was $432,306 and $565,906 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company disposed of $12,605 in computer equipment with an accumulated depreciation of $12,178. The total loss resulting from the disposal of the assets amounted to $427 for the year ended December 31, 2023. During the year ended December 31, 2022, the Company disposed of $99,811 in computer equipment with an accumulated depreciation of $97,421; and sold a vehicle for $19,500 that was purchased for $88,398 and fully depreciated at the time of sale. The total gain resulting from the disposal of the assets amounted to $17,067 for the year ended December 31, 2022. The Company’s subsidiary, Donkey Crew, LLC, held property, plant and equipment, net outside of the United States in the amount of $3,045 and $13,569, as of December 31, 2023 and 2022, respectively.

NOTE 11 – INTANGIBLE ASSETS

Intangible assets consist of game licenses, game software underlying intellectual property rights, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31, 2023
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
License rights from related parties	$136,665,000	$(136,665,000)	$—	$—	3 - 5 years
License rights	$3,000,000	$(3,000,000)	$—	$—	5 years
Intangible assets - other:
Software	$51,784	$(51,784)	$—	$—	3 years
Trademark	10,745	(9,914)	—	831	12 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(61,698)	$—	$271,717

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2022
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
License rights from related parties	$136,665,000	$(135,280,942)	$—	$1,384,058	3 - 5 years
License rights	$3,000,000	$(3,000,000)	$—	$—	5 years
Intangible assets - other:
Software	$51,784	$(51,784)	$—	$—	3 years
Trademark	10,745	(9,110)	—	1,635	12 years
In-progress patent	270,886	—	—	270,886
Total:	$333,415	$(60,894)	$—	$272,521

Amortization expense was $1,384,862 and $7,657,669 for the years ended December 31, 2023 and 2022, respectively. These amounts are included in cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss). The weighted average remaining useful life for which amortization expense will be recognized is 1.0 years as of December 31, 2023. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2024	$804
2025	27
2026	—
2027	—
2028	—
Thereafter	270,886
$271,717

NOTE 12 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses and also the royalties due to Suzhou Snail and SDE. As of December 31, 2023 and 2022, the Company had $18,147,958 and $19,918,259, respectively, as accounts payable due to Suzhou Snail; and $4,946,478, as net accounts payable due to SDE as of December 31, 2023, see Note 5 — Accounts Receivable (Payable) — Related Parties. During the years ended December 31, 2023 and 2022, the Company incurred $279,699 and $404,347, respectively as license costs due to Suzhou Snail and included in cost of revenues. During the years ended December 31, 2023 and 2022, respectively, there were $2,050,000 and $4,219,660 in payments to Suzhou Snail for royalties. Accounts payable – related parties consisted of the following as of December 31, 2023, and 2022:

	2023	2022
Accounts payable - Suzhou	$55,762,870	$57,533,171
Less: accounts receivable - Suzhou	(37,614,912)	(37,614,912)
Accounts payable - SDE	4,946,478	-
Total accounts payable – related parties	$23,094,436	$19,918,259

NOTE 13 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal are due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. Please refer to Note 14 — Loan Payable and Interest Payable — Related Parties. The total amount of loan and interest receivable — related party was $103,753 and $101,753, as of December 31, 2023 and 2022, respectively. The Company earned $2,000 and $1,753 in interest on the related party loans receivable during the years ended December 31, 2023 and 2022, respectively.

NOTE 14 – LOAN PAYABLE AND INTEREST PAYABLE — RELATED PARTIES

The Company had a loan amount due to related parties of $400,000 bearing 2.0% per annum interest. $300,000 of the loan is from a wholly owned subsidiary of Suzhou Snail and due in June 2022, and $100,000 is from Suzhou Snail and was due in December 2023. The $100,000 loan along with $3,890 interest payable to Suzhou Snail was offset by the loan receivable Suzhou Snail assumed in February 2022. Please refer to Note 13 — Loan and Interest Receivable — Related Party. In July 2022, the Company paid off the outstanding principal balance of $300,000.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2023 and 2022, the total loan payable — related parties amounted to $0 and total unpaid interest amounted to $527,770, as of December 31, 2023 and 2022. Interest expense for the loans payable to related parties were $0 and $3,222 during the years ended December 31, 2023 and 2022, respectively.

NOTE 15 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	December 31, 2023	December 31, 2022
2021 Revolving Loan - On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance from $9,000,000 to $6,000,000. The amended revolver matures on December 31, 2024 and has an annual interest rate equal to the prime rate less 0.25%. At December 31, 2023, the interest rate on this loan was 8.25%. The revolver was secured by certificate of deposit accounts held with the financial institution in the amount of $5,262,627 at December 31, 2022, and that were released in accordance with the 2023 amendment. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt service coverage ratio for the twelve month period ended December 31, 2023 and received a waiver from the lender for the year ended December 31, 2023.	$6,000,000	$9,000,000
2021 Promissory Note - On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10, the loan is secured by the Company’s building, with a carrying value of $4.2 million, a market value of $5.3 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt service coverage ratio for the twelve month period ended December 31, 2023 and received a waiver from the lender for the year ended December 31, 2023.	2,811,923	2,891,820
2022 Short Term Note - On January 26, 2022, the Company amended its revolving loan and long-term debt agreements to obtain an additional note with a principal balance of $10,000,000 which was originally set to mature on January 26, 2023. Interest shall be equal to the higher of 3.75% or the Wall Street Journal Prime Rate plus 0.50%. The loan is secured by the Company’s assets. In the event of a default, all outstanding amounts under the note will bear interest at a default rate equal to 5% over the note rate. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and will be measured quarterly. The Company was not in compliance with the debt service coverage ratio for the twelve month period ended December 31, 2023 and received a waiver from the lender for the year. In November 2022, the maturity was extended to January 26, 2024 and the interest rate amended to the higher of the Wall Street Journal Prime Rate less 0.25%, or 5.75%. At December 31, 2023, the interest rate on this loan was 8.25%.	833,333	5,833,333
2023 Convertible Notes – On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and will mature on May 24, 2024. In the event of a default the interest rate will be increased to the lower of 16% per annum or the highest amount permitted by applicable law. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time. The Company recognized a discount of $678,254 on the notes to account for the stated discount, the fair value of the warrants issued in connection with the notes and the costs of issuance. The discount is amortized using the effective interest rate of 109.7%.	797,361	-
2023 Note Payable – In July 2023, the Company entered into a cooperation agreement with its internet, server and datacenter vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The Company drew on the full $3.0 million during the year ended December 31, 2023. The funds are repaid in monthly installments starting in November 2023 and are to be based on 20% of the gross monthly ARK: Survival Ascended revenues. The Company has imputed interest at 8.0% on draws made. If in default, the interest rate is levied on the outstanding balances at a rate of 12.0% per annum.	1,500,000	-
Total debt of $12,225,256, net of a discount of $282,639 at December 31, 2023	11,942,617	17,725,153
Less: current portion of promissory note	2,811,923	86,524
Less: revolving loan	6,000,000	9,000,000
Less: notes payable	2,333,333	5,416,666
Less: convertible notes, net of discount	797,361	-
Total long-term debt	$-	$3,221,963

Total interest expense for the above debt and revolver loan amounted to $1,485,241 and $895,761 for the years ended December 31, 2023 and 2022, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $462,284 and $26,514 are included as part of interest expense for the years ended December 31, 2023 and 2022, respectively. As a result of the amendment to the revolving loan on June 21, 2023, the Company recognized $2,903 as additional amortization of loan origination expenses during the year ended December 31, 2023. The Company has a weighted average interest rate of 8.1% and 6.9% on its short-term obligations as of December 31, 2023 and 2022, respectively. The Company’s average dollar amount of short-term obligations during the years ended December 31, 2023 and 2022, were $12,002,949 and $11,898,434, respectively. Average interest and amortization of debt discounts and issuance costs over the two years presented, on the short term obligations, was $959,359 and $244,399, respectively. The Company is in compliance with, or received waivers for, its debt covenant requirement of maintaining a 1.5 to 1 ratio of trailing twelve month EBITDA to the previous twelve months principal and interest payments on all debt maintained with the lender, as of December 31, 2023 and 2022.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt as of December 31:

Years ending December 31,	Amount
2024	$9,502,708
2025	86,013
2026	89,115
2027	92,329
2028	95,414
Thereafter	2,359,677
$12,225,256

NOTE 16 – INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
United States	$(11,666,676)	$(1,587,477)
Foreign	171,600	135,232
	$(11,495,076)	$(1,452,245)

The income tax benefit for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Current:
U.S. federal	$112,344	$(499,784)
U.S. State	82,595	(2,535,117)
Foreign	49,373	—
Total current income taxes	244,312	(3,034,901)
Deferred:
U.S. federal	(2,577,737)	602,102
U.S. State	(67,227)	(11,686)
Foreign	—	(1,938)
Total deferred income taxes	(2,644,964)	588,478
Income tax benefit	$(2,400,652)	$(2,446,423)

The benefits for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21.0% to earnings before income taxes, as follows:

	2023	2022
Federal statutory income tax rate	21.00%	21.00%
Valuation allowance	(1.21)%	58.33%
FIN 48	1.13%	5.21%
Return to provision	(0.78)%	17.27%
State refund benefit	—	130.84%
Change in subsidiary tax status	—	(73.52)%
PPP loan	—	2.45%
GILTI	(0.43)%	(1.80)%
State taxes	(0.10)%	2.94%
Foreign withholding tax	(0.43)%	—
R&D credit true-up	1.76%	2.84%
Rate change	(0.02)%	1.82%
Other	(0.04)%	1.10%
	20.88%	168.48%

The Company recognized an income tax benefit of $2,400,652 and $2,446,423 for the years ended December 31, 2023 and 2022, respectively. The Company’s effective tax rates were 20.9% and 168.5%, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 the Company’s effective tax rate differed from the federal statutory rate of 21% primarily as a result of decreases in uncertain tax positions, changes in the valuation allowance on deferred tax assets, and foreign research and development deductions.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Deferred tax assets (noncurrent):
Net operating losses	$9,941,478	$6,884,595
Deferred revenue	1,564,708	2,003,812
Research and development credit	664,877	494,777
Book lease liability (ASC 842)	640,414	937,968
Fixed assets and intangibles	286,902	1,959,679
Section 174 capitalized research and experimental expenditures	2,101,923	825,394
Interest limitation carryforward	329,383	30,944
Stock based compensation	234,110	48,678
Other	960,471	1,006,040
Total deferred tax assets	16,724,266	14,191,887
Deferred tax liabilities (noncurrent):
Book ROU assets (ASC 842)	(533,369)	(786,350)
Basis difference in subsidiary	(799,595)	(797,806)
Total deferred tax liabilities:	(1,332,964)	(1,584,156)
Long-term deferred tax asset	15,391,302	12,607,731
Valuation allowance	(5,143,802)	(5,005,195)
Net deferred tax asset	$10,247,500	$7,602,536

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Included in these consolidated financial statements are two entities that are not consolidated in the U.S. tax return filing due to less than 80% ownership by Snail Games USA Inc. and entity classifications. As of December 31, 2023, the non-includable entities have U.S. federal net operating loss (“NOL”) carryforwards of $2,884,392 which begin to expire in 2037 and $11,498,479 with an indefinite carryforward period. As of December 31, 2023, the non-includable entities have $14,345,028 of California net operating loss carryforwards, which begin to expire in 2037. The Company’s consolidated federal NOL carryforwards are $26,508,814 and its 163(j) interest carryforward is $1,539,810; both have an indefinite life. The Company’s consolidated state NOL carryforwards are $5,453,676 and begin to expire in 2039.

The Company maintained a total valuation allowance of $5,143,802 and $5,005,195 as of December 31, 2023 and 2022, respectively, the valuation allowance relates primarily to the NOL of the non-includable entities mentioned above, which have had historical losses, and which management has assessed are not more likely than not to be able to realize those NOLs. The non-includable entities had a valuation allowance of $4,022,729 and $4,057,479 as of December 31, 2023 and 2022. The Company’s consolidated tax filing group had a domestic valuation allowance of $686,808 and $683,552 as of December 31, 2023 and 2022, respectively. The Company had a foreign valuation allowance of $434,265 and $264,165 as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company has no remaining foreign net operating loss carryforwards.

The Company has assessed all positive and negative evidence of whether sufficient future taxable income will be generated to realize the deferred tax assets, including the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible. After evaluating the positive and negative evidence, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, except as noted above.

As of December 31, 2023, the Company has foreign tax credit carryforwards of $192,180 which, if not utilized, begin to expire in 2027 and foreign R&D credit carryforwards of $434,265 which, if not utilized, begin to expire in 2027. The Company has booked an uncertain tax position reserve on the entire amount of foreign tax credit and a valuation allowance on its R&D credit carryforwards due to uncertainty regarding their nature and future utilization. The Company also has California R&D credit carryforwards of $343,428 with an indefinite carryforward period.

The Company and its subsidiaries currently file tax returns in the United States (federal and state) and Poland. The statute of limitations for its consolidated federal income tax returns are open for tax years ended December 31, 2020 and after. The statute of limitations for its consolidated state income tax returns are open for tax years ended December 31, 2019 and after. All tax periods for its Polish subsidiary are currently subject to examination since its inception in 2018. While the Company has historically only filed a state tax return in California, it filed in 10 states in 2022 and it also has completed the Voluntary Disclosure Agreement process in additional states.

After enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, any current earnings of a foreign subsidiary are subject to the Global Intangible Low-Taxed Income (“GILTI”) tax and any future repatriation of foreign earnings back to the U.S. would be subject to a 100% dividends-received deduction, thus, not subject to additional federal taxes. The Company owns one foreign corporation, Donkey Crew, which is subject to the GILTI tax and will have a GILTI inclusion during the year ended December 31, 2023. It is Management’s intent to permanently reinvest any future foreign earnings to support operations and business growth of its affiliated company in Poland. As such, no deferred tax liability was recorded on the unremitted earnings of the foreign subsidiary as of December 31, 2023 and 2022. As of December 31, 2023, the Company had $977,166 in unremitted earnings that were indefinitely reinvested related to its consolidated foreign subsidiaries.

The following table reflects changes in gross unrecognized tax benefits for the years ended December 31, 2023 and 2022:

	2023	2022
Unrecognized tax benefits at beginning of year	$696,895	$693,913
Gross Increases – current year positions	—	—
Gross Increases – prior year positions	—	72,177
Gross Decreases – expiration of statute of limitation	(37,550)	—
Gross Decreases – settlements	(171,737)	(69,195)
Unrecognized tax benefits at end of year	$487,608	$696,895

As of December 31, 2023 and 2022, the Company had $295,428 and $497,720, respectively, of unrecognized tax benefits that if recognized would impact the Company’s effective tax rate. The Company accrued and recognized interest and penalties related to unrecognized tax benefits in operating expense. As of December 31, 2023 and 2022, the Company had accrued $0 of interest and penalties, respectively. The Company does not expect the amount to change within 12 months and is currently not under audit by any taxing jurisdictions. The Company was notified of an audit starting by the state of Washington for Business and Occupation tax, and is working with the state to conduct a managed audit.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of December 31, 2023 and 2022, the Company’s net operating lease right-of-use assets amounted to $2,440,690 and $3,606,398, respectively. The Company had variable lease payments of approximately $125,207 and $77,385 during the years ended December 31, 2023 and 2022, respectively, which consisted primarily of common area maintenance charges and administrative fees. During the year ended December 31, 2022, the Company terminated one of its lease contracts and recognized a gain on the lease termination of $122,533. The effect of the termination on the related lease asset and liability were as follows:

	Right of	Accumulated	Lease Liability		Gain on
	Use Asset	Amortization	Current	Long Term	Termination
Lease Terminations	$(1,301,571)	$907,370	$442,704	$74,030	$122,533

Operating lease costs included in the general and administrative expenses in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023 and 2022, are as follows:

	2023	2022
Operating lease costs	$1,578,751	$1,590,872

Supplemental information related to operating leases for lease liabilities as of December 31, 2023 and 2022, is as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,548,889	$1,489,396
Weighted average remaining lease term	1.9 years	2.9 years
Weighted average discount rate	5.00%	5.00%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of December 31, 2023 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
2024	$1,610,844	$105,810	$1,505,034
2025	1,453,784	28,290	1,425,494
2026	—	—	—
Thereafter	—	—	—
Total future lease payments	$3,064,628	$134,100	$2,930,528

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On September 8, 2023, the Company entered into a settlement agreement with Angela Game. The settlement agreement includes an upfront payment from Angela Game to the Company plus ongoing payments. The upfront payment of $1.5 million was recorded as deferred revenue, with $0.3 million of the payment included in “other income” and the remaining amount to be recognized upon the satisfaction of certain performance obligations and future revenue sharing.

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County. Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. Snail Games USA Inc. disputes the allegations and the amount of damages. The Company has responded to the complaint with an answer and cross-complaint. The cross-complaint seeks return for the $130,000 security deposit. The landlord has answered and denied the allegations of the cross-complaint. The Company intends to vigorously defend against the claims asserted.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 19 – EARNINGS (LOSS) PER SHARE

The Company uses the two class method to compute its basic earnings (loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”). The following table summarizes the computations of basic EPS and diluted EPS. The allocation of earnings between Class A and Class B shares is based on their respective economic rights to the undistributed earnings of the Company. Basic EPS is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur using the treasury stock and if-converted methods. The restricted stock units, underwriters warrants and warrants issued in connection with the convertible debt and equity line of credit were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect for the year ended December 31, 2023. The convertible notes were excluded from the if-converted method computation of diluted shares as their inclusion would have had an antidilutive effect for the year ended December 31, 2023. There were no such exclusions made in the 2022 calculation. In performing the calculation of Basic and Diluted EPS for the year ended December 31, 2022, the Company has treated the number of shares transferred in the reorganization transaction as having been issued at the start of the year. The following table provides a reconciliation of the weighted average number of shares used in the calculation of Basic and Diluted EPS.

	For the year ended December 31,
	2023	2022
Basic Earnings (Loss) Per Share:
Net (loss) income attributable to Class A common stockholders	$(1,960,813)	$228,482
Net (loss) income attributable to Class B common stockholders	(7,125,262)	719,325
Total net (loss) income attributable to Snail Inc and Snail Games USA Inc.	$(9,086,075)	$947,807
Class A weighted average shares outstanding – basic	7,911,369	9,131,512
Class B weighted average shares outstanding – basic	28,748,580	28,748,580
Class A and B basic (loss) earnings per share	$(0.25)	$0.03

Diluted Earnings (Loss) Per Share:
Net (loss) income attributable to Class A common stockholders	$(1,960,813)	$228,482
Net (loss) income attributable to Class B common stockholders	$(7,125,262)	$719,325
Class A weighted average shares outstanding - basic	7,911,369	9,131,512
Dilutive effects of common stock equivalents	-	-
Class A weighted average shares outstanding - diluted	7,911,369	9,131,512
Class B weighted average shares outstanding - basic	28,748,580	28,748,580
Dilutive effects of common stock equivalents	-	-
Class B weighted average shares outstanding - diluted	28,748,580	28,748,580
Diluted (loss) earnings per Class A and B share	$(0.25)	$0.03

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Subject to certain ownership limitations, starting three months after their issuance, the Convertible Notes can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price equal to 90% (85% in case of an event of default) of the average of the three the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the ten (10) trading days period prior the receipt of the notice of conversion. The conversion price may be adjusted if the Company issues a qualifying security at a lower price than the then conversion price.

If, upon receipt of conversion notice, the Company cannot issue shares of Class A common stock for any reason, then it is required to issue as many shares of Class A common stock as it is able to issue and, with respect to the unconverted principle portion, the Noteholder may elect for the Company to pay for each shares of Class A common stock that could not be issued at a price equal to the higher of the then conversion price or the VWAP as of the date of the conversion notice.

The Company determined that the Convertible Notes included features that required bifurcation from the debt host and met the criteria to be accounted for as a derivative liability that is accounted for at fair value. On the date of issuance, the compound derivative had an estimated fair value that was not significant due to the remoteness of the events that would trigger the redemption features. The derivative liability uses level 3 inputs, is to be measured at fair value each reporting date with change in fair value being reported in other income. The change in fair value during the year ended December 31, 2023, was not significant and as such, was not recorded.

On the date of issuance, the Company allocated the proceeds between the instruments issued using fair value for the derivative liability with the residual amounts allocated to the convertible notes and warrants using relative fair value as follows:

Convertible notes	$554,246
Derivative liability	-
Warrants	445,754
Total proceeds	$1,000,000

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The difference of $525,754 between the allocated proceeds to the Convertible Notes and the aggregate principal amount will be accreted during the life of the notes. Additionally, $152,500 of transaction costs incurred by the Company were recorded as debt discount.

The following is a summary of the Convertible Notes as of December 31, 2023:

				Fair value
	Principal Amount	Unamortized debt discount and issuance costs	Net carrying amount	Amount	Levelling
Convertible Notes	$860,910	$(63,549)	$797,361	$536,170	Level 3

The debt discount is being amortized to interest expense over the maturity period using the effective interest method at a rate of 109.7%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. For the year ended December 31, 2023, the Company recognized $424,460 of interest expense related to the Convertible Notes, comprising of $29,025 of contractual interest expense, $306,664 in accretion and $88,951 of amortization of debt discount and issuance costs.

Convertible Note Warrants

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

Due to their adjustment provisions, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants at issuance has been estimated using a Monte-Carlo model and the following significant inputs:

	Issuance date	December 31, 2023
Stock price	$1.35	$1.21
Exercise price	$1.89	$1.89
Contractual term (years)	5.0	4.65
Volatility	60.0%	50.0%
Risk-free rate	4.39%	3.87%

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income (expense). The measured fair value may be uncertain due to the use of unobservable inputs. At December 31, 2023, the fair value of the warrant liability was $480,281 and was included in the accrued expenses and other liabilities in the Company’s consolidated balance sheets. The changes in fair value during the year ended December 31, 2023, amounted to a charge of $34,527 included in other income in our consolidated statements of operations and comprehensive income (loss) and in changes in accrued expenses and other liabilities in our consolidated statements of cash flows.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The registration statement covering the offer and sale of up 15,093,768 shares of Class A common stock was effective on October 10, 2023. The purchase price will be calculated as 92% of the volume weighted average prices of the Company’s common stock during normal trading hours for five business days prior to the closing date with respect of a purchase notice.

Concurrently with the signing of the Equity Line Purchase Agreement, the Company issued the equity line warrant to purchase 367,647 shares of its Class A common stock to the investor as a commitment fee. The total fair value, at the date of issuance, of the equity line warrant of approximately $105,411 was recorded as a liability and deferred offering cost and is included in other assets on our consolidated balance sheets.

Equity Line Warrants

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

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants at issuance has been estimated using a Monte-Carlo model and the following significant inputs:

	Issuance date	December 31, 2023
Stock price	$1.35	$1.21
Exercise price	$1.50	$1.50
Contractual term (years)	5.0	4.65
Volatility	40.0%	50.0%
Risk-free rate	5.49%	3.87%

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At December 31, 2023, the fair value of the warrant liability was $103,767 and included in the accrued expenses and other liabilities in the Company’s consolidated balance sheets. The changes in fair value during the year ended December 31, 2023 amounted to an income of $1,644 and is included in other income in our consolidated statements of operations and comprehensive income (loss) and in changes in accrued expenses and other liabilities in our consolidated statements of cash flows.

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units activity with directors for the years ended December 31, 2023 and 2022.

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2023	24,000	$5.00
Granted	43,478	1.38
Vested	(24,000)	(5.00)
Forfeited or cancelled	—	—
Outstanding as of December 31, 2023	43,478	$1.38

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2022	—	$—
Granted	24,000	5.00
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of December 31, 2022	24,000	$5.00

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the years ended December 31, 2023 and 2022.

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2023	1,197,552	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(32,305)	5.00
Outstanding as of December 31, 2023	1,165,247	$5.00

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2022	—	$—
Granted	1,200,960	5.00
Vested	—	—
Forfeited or cancelled	(3,408)	—
Outstanding as of December 31, 2022	1,197,552	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

All share repurchases settled in the year ended December 31, 2023 were open market transactions. As of December 31, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. During the year ended December 31, 2022, 1,197,649 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.4 million. The average price paid per share during fiscal year 2022 was $2.85.

Stock-Based Compensation Expense

Stock-based compensation expense resulting from RSUs and PSUs of $799,955 and $223,250 are recorded under general and administrative expenses included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023 and 2022, respectively. Stock-based compensation expense resulting from PSUs of $48,080 and $0 are recorded under research and development expenses included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company recognized approximately $185,432 and $48,678 respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of December 31, 2023, our total unrecognized compensation cost related to RSUs and PSUs was approximately $1.1 million and is expected to be recognized over a weighted-average service period of 2.6 years.

NOTE 21 – SUBSEQUENT EVENTS

●	In January 2024, the Company entered into an offset agreement with its related party, SDE. The offset agreement is effective as of January 1, 2024. In accordance with the agreement the Company will offset $0.5 million monthly, or $6.0 million annually, of accounts payable to SDE with accounts receivable from SDE.
●	In January 2024, the Company repaid the remaining $0.8 million of its short term note balance.
●	In January 2024, the Company repaid $3.0 million of its 2021 Revolving Loan balance.
●	In February 2024, the Company paid a portion of the convertible notes and accrued interest in the amount of $312,075 and the convertible note holders converted 71,460 shares for an aggregate value of $60,000.
●	In the first quarter of 2024, the Company repaid the remaining $1.5 million of its 2023 Note Payable balance.
●	In February 2024, Angela Games launched Myth of Empires and the Company recognized $1.2 million in deferred revenues related to the settlement payment received in 2023.
●	In March 2024, the Company entered into a development agreement with its related party, Suzhou Snail, to outsource the completion of an internal project, Hermes. Under the terms of the agreement, Suzhou Snail will outsource the labor needed to complete the development of project Hermes and provide technical support for a period of twelve months. The Company will retain all rights, title and interest, including the intellectual property for project Hermes. In return, the Company will pay Suzhou Snail $3.0 million in twelve equal monthly installments of $253,000, beginning on January 1, 2024.
●	In April 2024, the Company paid $0.3 million of accrued interest and principal of its convertible notes balance.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected in a timely manner. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting as discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Under the supervision and with the participation of management, including the persons serving as our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to failure to properly design and implement controls related to the accounting for income taxes and disclosure controls related to deferred taxes in the consolidated financial statements; failure to properly classify certain operating expenses and games server costs as cost of revenues in the consolidated financial statements; failure to identify and allocate the consideration received from a settlement between the settlement gain and revenues generating activities; failure to properly determine the stand-alone selling prices of each performance obligation for certain digital revenue contracts; and, failure to design and implement information technology general controls related to segregation of duties within an information system relevant to the preparation of the Company’s consolidated financial statements.

We intend to enhance our financial reporting close control procedures by implementing additional review of unusual transactions, improving our segregation of duties in the recording and approving of transactions, ensuring the completeness of our income tax footnote disclosure through consultation with income tax professionals, hire experts to assist in preparing our revenue recognition policies, and hire experts in designing and implementing custom approval workflows in our ERP system in order to remediate these material weaknesses. See “Risk Factors - General Risk Factors - We identified a material weakness in our internal controls over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.”

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, we have made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include, but are not limited to, the implementation of additional reviews over equity related disclosures, certain items in the statements of cashflows, and additional inquiries of executive management and board members of any contracts entered during each reporting period on behalf of the Company. As such, we have concluded that material weaknesses previously reported on lack of documented controls over equity, failure to implement sufficient disclosure controls related to certain items in the statement of cash flows and failure to identify, record and disclose related party transactions, have been remediated.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements. For a list of the financial statements included herein, see Index to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

2.	Financial Statement Schedule: All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporation by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

4.1	Form of Certificate of Class A Common Stock	S-1	333-267483	4.1	September 16, 2022

4.2	Form of Underwriters’ Warrants	S-1/A	333-267483	4.2	October 17, 2022

4.3	Description of the Registrant’s Securities	10-K	001-41556	4.3	March 29, 2023

4.4	Form of Crom Warrant	8-K	001-41556	4.1	August 30, 2023

4.5	Form of Equity Line Warrant	8-K	001-41556	4.2	August 30, 2023

4.6	Form of Note	8-K	001-41556	4.3	August 30, 2023

10.1	Amended and Restated Exclusive Software License Agreement, effective as of January 1, 2022, by and between Snail Games USA Inc. and SDE Inc.	S-1/A	333-267483	10.12	October 17, 2022

10.2	Amendment No. 1 to Amended and Restated Exclusive Software License Agreement, effective as of December 13, 2022, by and between Snail Games USA Inc. and SDE Inc.	10-Q	001-41556	10.2	December 15, 2022

10.3	Exclusive License Agreement, effective as of April 27, 2022, by and between Snail Games USA Inc. and SDE Inc.	S-1/A	333-267483	10.5	October 17, 2022

10.4†	Snail, Inc. 2022 Omnibus Incentive Plan	S-1/A	333-267483	10.11	October 26, 2022

10.5†	Form of RSU Award Agreement (Employee) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1/A	333-267483	10.15	October 17, 2022

10.6†	Form of RSU Award Agreement (Non-Employee) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1/A	333-267483	10.16	October 17, 2022

10.7	Form of Indemnification Agreement between Snail, Inc. and Its Directors and Officers	S-1	333-267483	10.1	September 16, 2022

10.8	Second Amended and Restated Revolving Loan and Security Agreement, dated as of January 26, 2022, by and between Snail Games USA Inc. and Cathay Bank	S-1	333-267483	10.2	September 16, 2022

10.9	Promissory Note, dated January 26, 2022, by and between Snail Games USA Inc. and Cathay Bank	S-1	333-267483	10.3	September 16, 2022

10.10	Form of Independent Director Agreement between Snail, Inc. and each of Its Independent Directors	S-1/A	333-267483	10.13	October 17, 2022

10.11	Form of Securities Exchange Agreement by and among Snail, Inc. and each Securityholder of Snail Games USA Inc.	S-1/A	333-267483	10.14	October 17, 2022

10.12	Loan Agreement, dated as of June 17, 2021, by and between Snail Games USA Inc. and Cathay Bank	S-1	333-267483	10.4	September 16, 2022

10.13†	Offer Letter, dated as of August 31, 2020, between Jim S. Tsai and Snail Games USA Inc.	S-1	333-267483	10.6	September 16, 2022

10.14†	Amendment, effective as of November 1, 2021, to Offer Letter between Jim S. Tsai and Snail Games USA Inc.	S-1	333-267483	10.7	September 16, 2022

10.15†	Offer Letter, dated as of August 28, 2020, between Heidy Chow and Snail Games USA Inc.	S-1	333-267483	10.8	September 16, 2022

10.16†	Employment Agreement, dated as of December 10, 2012, between Peter Kang and Snail Games USA Inc.	S-1	333-267483	10.9	September 16, 2022

10.17†	Amendment, effective as of December 1, 2021, to Employment Agreement between Peter Kang and Snail Games USA Inc.	S-1	333-267483	10.10	September 16, 2022

10.18†	Offer Letter, dated as of March 27, 2023, between Hai Shi and Snail Games USA Inc.	10-K	001-41556	10.18	March 29, 2023

10.19	First Amendment to Amended and Restated Exclusive Software License Agreement, effective as of March 10, 2023, between SDE Inc. and Snail Games USA Inc.	10-K	001-41556	10.19	March 29, 2023

10.20	Cooperation Agreement between Snail Games USA Inc. and Marbis GmbH, dated July 26, 2023	8-K	001-41556	10.1	August 1, 2023

10.21	Form of Purchase Agreement	8-K	001-41556	10.1	August 30, 2023

10.22	Form of Registration Rights Agreement	8-K	001-41556	10.2	August 30, 2023

10.23	Form of Equity Line Purchase Agreement	8-K	001-41556	10.3	August 30, 2023

10.24	Independent Director Agreement	8-K	001-41556	10.1	November 16, 2023

21.1	Subsidiaries of the Registrant	S-1/A	333-267483	21.1	October 17, 2022

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Snail, Inc. Clawback Policy, adopted November 30, 2023

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on April 1, 2024.

Snail, Inc.

Date: April 1, 2024	By:	/s/ Jim S. Tsai
Jim S. Tsai
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jim S. Tsai	Chief Executive Officer and Director	April 1, 2024
Jim S. Tsai	(Principle Executive Officer)

/s/ Heidy Chow	Chief Financial Officer and Director	April 1, 2024
Heidy Chow	(Principal Financial and Accounting Officer)

/s/ Hai Shi	Founder, Chief Strategy Officer, and Chairman of the Board of Directors	April 1, 2024
Hai Shi

/s/ Peter Kang	Chief Operating Officer and Director	April 1, 2024
Peter Kang

/s/ Ying Zhou	Director	April 1, 2024
Ying Zhou

/s/ Neil Foster	Director	April 1, 2024
Neil Foster

/s/ Sandra Pundman	Director	April 1, 2024
Sandra Pundman

/s/ Ryan Jamieson	Director	April 1, 2024
Ryan Jamieson

61