Form 10-Q
period 2024-03-31
Snail, Inc.
filed 2024-05-15
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41556

SNAIL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	88-4146991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12049 Jefferson Blvd Culver City, CA	90230
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: +1 (310) 988-0643

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SNAL	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 13, 2024
Class A Common Stock, par value $0.0001 per share	8,007,474
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2024

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

ii

PART I

Item 1. Condensed Consolidated Financial Statement (Unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023

ASSETS

Current Assets:
Cash and cash equivalents	$16,068,729	$15,198,123
Accounts receivable, net of allowances for credit losses of $523,500 as of March 31, 2024 and December 31, 2023	7,375,179	25,134,808
Accounts receivable - related party	2,585,213	-
Loan and interest receivable - related party	104,252	103,753
Prepaid expenses - related party	4,337,556	6,044,404
Prepaid expenses and other current assets	2,419,201	639,693
Prepaid taxes	9,459,348	9,529,755
Total current assets	42,349,478	56,650,536

Restricted cash and cash equivalents	1,117,310	1,116,196
Accounts receivable – related party, net of current portion	6,000,592	7,500,592
Prepaid expenses - related party, net of current portion	10,842,748	7,784,062
Property, plant and equipment, net	4,599,728	4,682,066
Intangible assets, net - other	271,517	271,717
Deferred income taxes	10,803,281	10,247,500
Other noncurrent assets	169,047	164,170
Operating lease right-of-use assets, net	2,138,285	2,440,690
Total assets	$78,291,986	$90,857,529

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,901,360	$12,102,929
Accounts payable - related parties	16,951,062	23,094,436
Accrued expenses and other liabilities	2,425,882	2,887,193
Interest payable - related parties	527,770	527,770
Revolving loan	3,000,000	6,000,000
Notes payable	-	2,333,333
Convertible notes, net of discount	702,284	797,361
Current portion of long-term promissory note	2,791,438	2,811,923
Current portion of deferred revenue	21,937,421	19,252,628
Current portion of operating lease liabilities	1,540,086	1,505,034
Total current liabilities	59,777,303	71,312,607

Accrued expenses	254,731	254,731
Deferred revenue, net of current portion	17,102,747	15,064,078
Operating lease liabilities, net of current portion	1,023,216	1,425,494
Total liabilities	78,157,997	88,056,910

Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 9,357,749 shares issued and 8,007,474 shares outstanding as of March 31, 2024, and 9,275,420 shares issued and 7,925,145 shares outstanding as of December 31, 2023	935	927
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	2,875	2,875
Additional paid-in capital	25,304,692	26,171,575
Accumulated other comprehensive loss	(273,680)	(254,383)
Accumulated deficit	(15,728,654)	(13,949,325)
Treasury stock at cost (1,350,275 shares as of March 31, 2024 and December 31, 2023)	(3,671,806)	(3,671,806)
Total Snail, Inc. equity	5,634,362	8,299,863
Noncontrolling interests	(5,500,373)	(5,499,244)
Total stockholders’ equity (deficit)	133,989	2,800,619
Total liabilities, noncontrolling interests and stockholders’ equity	$78,291,986	$90,857,529

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2024 and 2023

	2024	2023

Revenues, net	$14,115,729	$13,458,488
Cost of revenues	12,041,698	10,860,937

Gross profit	2,074,031	2,597,551

Operating expenses:
General and administrative	2,282,040	4,525,751
Research and development	1,776,522	1,373,797
Advertising and marketing	141,030	104,549
Depreciation and amortization	82,338	115,060
Total operating expenses	4,281,930	6,119,157

Loss from operations	(2,207,899)	(3,521,606)

Other income (expense):
Interest income	99,762	31,473
Interest income - related parties	499	493
Interest expense	(395,964)	(294,583)
Other income	227,066	8,175
Foreign currency transaction income (loss)	18,128	(2,367)
Total other income (expense), net	(50,509)	(256,809)

Loss before benefit from income taxes	(2,258,408)	(3,778,415)

Benefit from income taxes	(477,950)	(805,818)

Net loss	(1,780,458)	(2,972,597)

Net loss attributable to non-controlling interests	(1,129)	(1,219)

Net loss attributable to Snail, Inc.	$(1,779,329)	$(2,971,378)

Comprehensive loss statement:

Net loss	$(1,780,458)	$(2,972,597)

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	(19,297)	2,320

Total comprehensive loss	$(1,799,755)	$(2,970,277)

Net loss attributable to Class A common stockholders:
Basic	$(385,722)	$(642,340)
Diluted	$(385,722)	$(642,340)

Net loss attributable to Class B common stockholders:
Basic	$(1,393,607)	$(2,329,038)
Diluted	$(1,393,607)	$(2,329,038)

Loss per share attributable to Class A and B common stockholders:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

Weighted-average shares used to compute loss per share attributable to Class A common stockholders:
Basic	7,957,031	7,928,742
Diluted	7,957,031	7,928,742

Weighted-average shares used to compute loss per share attributable to Class B common stockholders:
Basic	28,748,580	28,748,580
Diluted	28,748,580	28,748,580

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2024 and 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2022	9,251,420	$925	28,748,580	$2,875	$23,436,942	$(307,200)	$(4,863,250)	(1,197,649)	$(3,414,713)	$14,855,579	$(5,490,895)	$9,364,684

Stock based compensation related to restricted stock units	-	-	-	-	152,595	-	-	-	-	152,595	-	152,595

Repurchase of common stock	-	-	-	-	-	-	-	(152,626)	(257,093)	(257,093)	-	(257,093)

Foreign currency translation	-	-	-	-	-	2,320	-	-	-	2,320	-	2,320

Net loss	-	-	-	-	-	-	(2,971,378)	-	-	(2,971,378)	(1,219)	(2,972,597)

Balance at March 31, 2023	9,251,420	$925	28,748,580	$2,875	$23,589,537	$(304,880)	$(7,834,628)	(1,350,275)	$(3,671,806)	$11,782,023	$(5,492,114)	$6,289,909

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2023	9,275,420	$927	28,748,580	$2,875	$26,171,575	$(254,383)	$(13,949,325)	(1,350,275)	$(3,671,806)	$8,299,863	$(5,499,244)	$2,800,619

Conversion of notes payable	71,460	7	-	-	59,993	-	-	-	-	60,000	-	60,000

Stock based compensation related to restricted stock units	-	-	-	-	(926,875)	-	-	-	-	(926,875)	-	(926,875)

Common stock issued for service	10,869	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(19,297)	-	-	-	(19,297)	-	(19,297)

Net loss	-	-	-	-	-	-	(1,779,329)	-	-	(1,779,329)	(1,129)	(1,780,458)

Balance at March 31, 2024	9,357,749	$935	28,748,580	$2,875	$25,304,692	$(273,680)	$(15,728,654)	(1,350,275)	$(3,671,806)	$5,634,362	$(5,500,373)	$133,989

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023

	2024	2023

Cash flows from operating activities:
Net loss	$(1,780,458)	$(2,972,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization - intangible assets - license, related parties	-	695,652
Amortization - intangible assets - other	200	201
Amortization - loan origination fees and debt discounts	47,729	8,911
Accretion – convertible notes	181,754	-
Depreciation and amortization - property and equipment	82,338	115,060
Stock-based compensation expense	(926,875)	152,595
Interest income from restricted escrow deposit	-	(9,874)
Deferred taxes, net	(555,781)	-

Changes in assets and liabilities:
Accounts receivable	17,759,629	(230,885)
Accounts receivable - related party	(1,085,213)	47,744
Prepaid expenses - related party	(1,351,838)	(2,500,000)
Prepaid expenses and other current assets	(1,779,508)	(632,240)
Prepaid taxes	70,407	-
Accounts payable	(1,938,654)	(1,248,355)
Accounts payable - related parties	(6,143,374)	(377,476)
Accrued expenses and other liabilities	(461,311)	443,528
Interest receivable - related party	(499)	(493)
Lease liabilities	(64,821)	(49,411)
Deferred revenue	4,723,462	(151,130)
Net cash provided by (used in) operating activities	6,777,187	(6,708,770)

Cash flows from financing activities:
Repayments on promissory note	(20,484)	(26,503)
Repayments on notes payable	(2,333,333)	(1,666,667)
Repayments on convertible notes	(269,550)	-
Repayments on revolving loan	(3,000,000)	-
Purchase of treasury stock	-	(257,093)
Payments of capitalized offering costs	-	(92,318)
Payments of offering costs in accounts payable	(262,914)	-
Net cash used in financing activities	(5,886,281)	(2,042,581)

Effect of foreign currency translation on cash and cash equivalents	(19,186)	2,074

Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	871,720	(8,749,277)

Cash and cash equivalents, and restricted cash and cash equivalents - beginning of the period	16,314,319	19,238,185

Cash and cash equivalents, and restricted cash and cash equivalents – end of the period	$17,186,039	$10,488,908

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$171,101	$285,672
Income taxes	$1,871	$182,387
Noncash finance activity during the period for:
Debt converted to equity	$(60,000)	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles as promulgated in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate disclosures contained in our annual audited consolidated financial statements. Additionally, the year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the year ended December 31, 2023, certain comparative amounts were reclassified due to immaterial errors identified by the Company in its presentation of certain server hosting costs. During the three months ended June 30, 2023, the Company began reporting all of its server hosting costs as costs of revenue whereas they were previously reported within both cost of revenues and general and administrative expenses. The Company has assessed the materiality of these errors on its prior annual and interim financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to those consolidated financial statements. However, to correctly present cost of revenues, gross profit and general and administrative expenses, the reclassifications have been made throughout this report and accompanying note disclosures. The effects on the related captions in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for all previously reported periods were as follows:

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include revenue recognition, see Note 2 – Revenue Recognition, provisions for credit losses, deferred income tax assets and associated valuation allowances, deferred revenue, stock-based compensation and fair value of warrants. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

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

Liquidity

In October 2023, the Company released ARK: Survival Ascended, increasing the cash flows provided by our operating activities. During the three months ended March 31, 2024 the Company’s operating activities provided $6.8 million in cash flows. During the three months ended March 31, 2024 the Company repaid $3.0 million of the revolving loan balance, the $0.8 million balance of its 2022 Short Term Note, $0.3 million of accrued interest and principal on its convertible notes balance, the balance of the $1.5 million short term note and is in the process of negotiating a new term loan. The Company paid an additional $0.5 million of accrued interest and principal on its convertible notes in April 2024.

The Company has debts coming due of $3.0 million on its revolving loan in December 2024 and $0.7 million due in May 2024 for its convertible notes. Currently, management expects that the Company will not be in compliance with its quarterly debt covenants for the three months ending June 30, 2024. Management is working with the lender to resolve the expected non-compliance with the debt covenants. The Company’s ability to comply with the covenants, or receive waivers for the covenants, can lead to the acceleration of payments due under the debt facilities with the lender, which include the $3.0 million revolving loan and $2.8 million promissory note, cause the lender to cease making advances under the revolving agreement, or allow the lender take possession of collateral. Due to the failure of complying with the debt covenant the Company has classified its long term debt as current.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Our current unrestricted cash position of approximately $16.1 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenue is generated from the publishing of software games sold digitally and through physical discs (e.g., packaged goods), the publishing of separate downloadable content that are new feature releases to existing digital full-game downloads that are sold digitally, and in-app purchases of virtual goods used by players of its free-to-play mobile games. When control of the promised products and services is transferred to the end users, the Company recognizes revenue in the amount that reflects the consideration it expects to receive in exchange for these products and services. Revenue from delivery of products is recognized at a point in time when the end consumers purchase the games, and the control of the license is transferred to them.

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

For the ARK: Survival Ascended DLC’s that have not yet launched and been reported in deferred revenue in the condensed consolidated balance sheets, the Company has used the adjusted market assessment approach per ASC 606-10-32-34 to assign a value for the Company’s remaining performance obligation. The Company uses the following reasonably available information in developing the standalone selling prices of the performance obligations:

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

Deferred revenue is comprised of the transaction price allocable to the Company’s performance obligation on technical support and the sale of virtual goods available for in-app purchase, and payments received from customers prior to launching the games on the platforms. The Company recognizes revenues from the sale of virtual goods ratably over their estimated service period. The Company’s estimated service period for players of our current software games is generally 30 to 100 days from the date of purchase.

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

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless it is cancelled. Upon executing the distribution agreement, the Company received $1.8 million as prepaid royalties. During the three months ended March 31, 2024, the Company recognized $0.3 million of the revenue. As of March 31, 2024, the Company reported $0.4 million related to ARK: Survival Ascended as current deferred revenue and $1.1 million related to ARK II as long-term deferred revenue until the disc releases occur.

Estimated Service Period

For certain performance obligations satisfied over time, the Company has determined that the estimated service period is the time period in which an average user plays our software games (“user life”) which most faithfully depicts the timing of satisfying our performance obligation. The Company considers a variety of data points when determining and subsequently reassessing the estimated service period for players of our software games. Primarily, the Company reviews the weighted average number of days between players’ first and last day playing online or the subscription trend. The Company also considers publicly available online trends.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game localization costs, game licenses, engine fees and amortization costs. Cost of revenues for the three months ended March 31, 2024 and 2023 were comprised of the following:

	2024	2023
Software license royalties – related parties	$3,274,020	$2,863,011
Software license royalties	162,748	352,439
License and amortization – related parties	6,000,000	5,195,651
License and amortization	201	201
Merchant fees	221,449	459,471
Engine fees	961,442	424,227
Internet, server and data center	1,400,006	1,540,692
Costs related to advertising revenue	21,832	25,245
Total:	$12,041,698	$10,860,937

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. For the three months ended March 31, 2024 and 2023, general and administrative expenses totaled $2,282,040 and $4,525,751, respectively. Stock-based compensation of ($862,634) and $152,595 was incurred during the three months ended March 31, 2024 and 2023, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. For the three months ended March 31, 2024 and 2023, advertising and marketing expenses totaled $141,030 and $104,549, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development costs for the three months ended March 31, 2024 and 2023 were $1,776,522 and $1,373,797, respectively. Stock-based compensation of ($64,241) was incurred during the three months ended March 31, 2024; no stock-based compensation was incurred during the three months ended March 31, 2023.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of March 31, 2024 and December 31, 2023, there were non-controlling interests with the following subsidiaries:

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

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the three months ended March 31, 2024 and 2023.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable and accounts payable. The carrying values of these financial instruments approximate their fair value due to their short maturities or economic substance. The carrying amount of our revolving loan and notes payable approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us for a similar duration. The fair value of the Company’s promissory note which has a fixed rate for 5 years, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The fair value of the Company’s convertible notes is disclosed in Note 16, and the Company’s warrant liability and derivative instruments are valued at fair value each reporting period, using level 3 inputs and the Monte-Carlo pricing model. The most significant of the inputs are the stock price, exercise price, contractual term, volatility, and the risk-free rate. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2024 and December 31, 2023.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the long-term accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $254,731 as of March 31, 2024 and December 31, 2023. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of March 31, 2024 and December 31, 2023, the Company had deposits of $15,410,350 and $14,716,652, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company had three customers as of March 31, 2024, and four customers as of December 31, 2023, who accounted for approximately 72% and 95% of consolidated gross receivables, respectively. Among the three customers as of March 31, 2024, and four customers as of December 31, 2023, each customer accounted for 34%, 21%, and 17% as of March 31, 2024, and 43%, 20%, 16% and 16% as of December 31, 2023 of the consolidated gross receivables outstanding. During the three months ended March 31, 2024 and 2023, approximately 62% and 70%, respectively, of net revenue was derived from these customers. The Company had four customers in the three months ended March 31, 2024, and three customers in the three months ended March 31, 2023, that accounted for 37%, 15%, 13% and 11%, and 36%, 18% and 10% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of March 31, 2024 and December 31, 2023, the Company had one vendor who accounted for approximately 73% and one vendor who accounted for approximately 69% of consolidated gross payables, respectively. The loss of these vendors could have a significant impact on the Company’s financial performance and regulatory compliance.

The Company had one vendor, SDE, a related party, that accounted for 66% and 58% of the Company’s combined cost of revenues and operating expenses during the three months ended March 31, 2024 and 2023, respectively. Amounts payable to SDE are included in accounts payable - related parties in the consolidated balance sheets as of March 31, 2024 and December 31, 2023. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to simplify the application of GAAP for certain financial instruments with characteristics of liabilities and equity. The FASB decided to eliminate certain accounting models to simplify the accounting for convertible instruments, reduce complexity for preparers and practitioners, and improve the decision usefulness and relevance of the information provided to financial statement users. The FASB also amended the guidance for derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion and amended the related earnings per share guidance. The Company has adopted this standard on January 1, 2024 and it did not have a material impact on the Company’s financial statements.

In October 2023, the FASB issued ASU 2023-06, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to clarify or improve disclosure and presentation requirements of a variety of topics. Certain of the amendments represent clarifications to or technical corrections of the current requirements. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. ASU 2023-06 is effective for companies subject to the SEC’s disclosure requirements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effected. For all other entities the amendments will be effective two years. The Company expects the implementation of this standard to require modification of certain disclosures and we do not expect the standard to have a material impact on the Company’s financial statements.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $24,274 and $26,619 for the three months ended March 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company did not issue any restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three months ended March 31, 2024, and 2023. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of March 31, 2024, and December 31, 2023, there were 4,487,675 shares reserved for issuance under the 2022 Plan.

Restricted Stock Units

The Company granted restricted stock units under our 2022 Omnibus Incentive Plan to employees and directors. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent to the number of restricted stock units is typically issued net of required tax withholding requirements, if any. Restricted stock units are subject to forfeiture and transfer restrictions. For the three months ended March 31, 2024 and 2023, stock-based compensations expenses amounted to ($926,875) and $152,595, respectively.

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

On August 24, 2023, the Company issued warrants in connection with its convertible debt for the purchase of 714,285 shares (the “Convertible Note Warrants”). The Convertible Note Warrants are accounted for as a liability and are included in the accrued expenses and other liabilities in the condensed consolidated balance sheets. The Convertible Note Warrants may require partial cash settlement in the future, include various adjustment provisions, meet the definition of a derivative and are classified as a liability, as such the warrants are measured at fair value in accordance with ASC 815 – “Derivatives and Hedging”. The fair value of the Convertible Note Warrants has been estimated using the Monte-Carlo pricing model. For more information regarding convertible notes and related warrants see Note 16 - Equity.

On August 24, 2023, the Company issued a warrant to an investor (the “Equity Line Warrant”) for the purchase of 367,647 shares of Class A common stock in consideration of the investor’s commitment to purchase Class A common stock. The fair value of the Equity Line Warrant is recorded as a warrant liability and is included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The Equity Line Warrants may require partial cash settlement in the future, include various adjustment provisions, meet the definition of a derivative and are classified as a liability, as such the warrants are measured at fair value in accordance with ASC 815 – “Derivatives and Hedging”. The fair value of the Equity Line Warrants has been estimated using the Monte-Carlo pricing model using level 3 inputs. The most significant of the inputs used are the underlying stock price, the exercise price, the contractual term, volatility and the risk-free rate. For more information regarding equity line and related warrants see Note 16 – Equity.

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Loss Per Share

Loss per share (“EPS”) is calculated by dividing the net loss that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The diluted EPS for the period is calculated by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s common stock equivalents are measured using the treasury stock method and represent unvested restricted stock units and warrants. The Company issues two classes of common stock with differing voting rights, and as such, reports EPS using the dual class method. For more information see Note 15 –Loss Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or over a period based on the estimated service period of the product, additional performance obligations, or timing of releases. Net revenue by timing of recognition during the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
Over time	$2,535,834	$1,936,375
Point in time	11,579,895	11,522,113
Total revenue from contracts with customers:	$14,115,729	$13,458,488

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
United States	$11,898,607	$11,777,874
International	2,217,122	1,680,614
Total revenue from contracts with customers:	$14,115,729	$13,458,488

Platform

Net revenue by platform for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
Console	$6,002,817	$5,773,590
PC	5,104,723	5,012,180
Mobile	962,941	1,718,032
Other	2,045,248	954,686
Total revenue from contracts with customers:	$14,115,729	$13,458,488

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three months ended March 31, 2024 and 2023 was as follows:

	2024	2023
Digital	$11,107,540	$10,785,770
Mobile	962,941	1,718,032
Physical retail and other	2,045,248	954,686
Total revenue from contracts with customers:	$14,115,729	$13,458,488

Other Revenues

As discussed in Note 14, the Company recognized the $1.2 million payment related to the Angela Games settlement upon satisfaction of performance obligations included in the contract. This amount is included in other revenues.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of its performance obligations, which were in the ordinary course of business. As of March 31, 2024, the balance of deferred revenue was $39.0 million, of which $37.5 million is due to non-refundable payments. The Company is expecting to recognize $17.1 million of the non-refundable payments in the next 12 months through the platform releases of certain DLCs, $0.6 million upon the launch of Myth of Empires in China, $13.4 million of non-refundable payments in the next 12 to 24 months through the release of DLC’s and additional ARK titles. The remaining $3.8 million of current non-refundable deferred revenues and $2.6 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 60 months, based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of the advance payments received in accordance with the agreement the Company has made with its retail distributor. The Company expects to recognize $0.4 million in the next 12 months and the remainder of $1.1 million in fiscal year 2025. Activities in the Company’s deferred revenue as of March 31, 2024 and 2023 were as follows:

	2024	2023
Deferred revenue, beginning balance in advance of revenue recognition billing	$34,316,706	$9,551,446
Revenue recognized	(2,535,834)	(453,223)
Revenue deferred	7,259,296	302,094
Deferred revenue, ending balance	39,040,168	9,400,317
Less: current portion	(21,937,421)	(4,517,573)
Deferred revenue, long term	$17,102,747	$4,882,744

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $1,117,310 and $1,116,196 as of March 31, 2024 and December 31, 2023, respectively. The amounts of restricted cash and cash equivalents held as of March 31, 2024, are to secure the standby letter of credit with landlords and the amounts of restricted cash and cash equivalents as of March 31, 2023, were held as security for the debt with a financial institution (see Note 11 — Revolving Loan, Short Term Note, and Long-Term Debt) and to secure standby letters of credit with landlords. On June 21, 2023, the Company amended its revolving loan and $5,273,391 of restricted cash and cash equivalents was released. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of March 31, 2024 and 2023:

	2024	2023
Cash and cash equivalents	$16,068,729	$4,108,251
Restricted cash and cash equivalents	1,117,310	6,380,657
Cash and cash equivalents, and restricted cash and cash equivalents	$17,186,039	$10,488,908

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable — related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. To reflect the timing of the offset agreement, a portion of the SDE receivable is presented as a long-term asset. During the three months ended March 31, 2024, the Company made cash payments to SDE in the amount of $16.8 million and anticipates continuing to make cash payment to SDE in future years. As of March 31, 2024 and December 31, 2023, the outstanding balance of net accounts receivable from related party was as follows:

	2024	2023
Accounts receivable – related party	$12,000,592	$13,500,592
Less: accounts payable – related party – SDE	(3,414,787)	(10,946,478)
Net accounts receivable, related party - SDE	8,585,805	2,554,114
Less: accounts receivable – related party, net of current portion	6,000,592	7,500,592
Net accounts receivable (payable), related party, current - SDE	$2,585,213	$(4,946,478)

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 6 – PREPAID EXPENSES - RELATED PARTY

On March 10, 2023, the Company amended its exclusive software license agreement with SDE relating to the ARK franchise. For DLC’s, the Company plans to release during the term of the agreement, the Company has the option to pay the $5.0 million DLC payment in whole or in part, when paid in advance; or in full, upon the DLC release. No payment for any DLC under this agreement will exceed $5.0 million.

During the three months ended March 31, 2024, the Company made $1.4 million in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2023, the Company prepaid $2.5 million for exclusive license rights for an ARK: Survival Ascended DLC to SDE and $5.5 million in prepaid royalties related to ARK: Survival Ascended DLC’s which have not yet been released. Prepaid expenses — related party consisted of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Prepaid royalties	$7,483,120	$6,086,406
Prepaid licenses	7,500,000	7,500,000
Other prepaids	197,184	242,060
Prepaid expenses - related party, ending balance	15,180,304	13,828,466
Less: short-term portion	(4,337,556)	(6,044,404)
Total prepaid expenses - related party, long-term	$10,842,748	$7,784,062

The amount classified as short-term, as of March 31, 2024, includes prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Other receivables	$1,814,274	$-
Deferred offering costs	105,411	105,411
Other prepaids	56,921	70,967
Other current assets	442,595	463,315
Total prepaid expenses and other current assets	$2,419,201	$639,693

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,809,214	1,809,214
Furniture and fixtures	411,801	411,801
	9,521,752	9,521,752
Accumulated depreciation	(4,922,024)	(4,839,686)
Property, plant and equipment, net	$4,599,728	$4,682,066

Depreciation and amortization expense was $82,338 and $115,060 for the three months ended March 31, 2024 and 2023, respectively. The Company did not have any disposals in the three months ended March 31, 2024 or 2023.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 9 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail and SDE. As of March 31, 2024 and December 31, 2023, the Company had $16,951,062 and $18,147,958, respectively, as accounts payable due to Suzhou Snail; and $4,946,478, as net accounts payable due to SDE as of December 31, 2023, see Note 5 — Accounts Receivable (Payable) — Related Party. During the three months ended March 31, 2024 and 2023, the Company incurred $47,105 and $72,524, respectively as license costs due to Suzhou Snail and included in cost of revenues. In March 2024, the Company entered into a development agreement with Suzhou Snail, to outsource the completion of an internal project, Hermes. Under the terms of the agreement, Suzhou Snail will outsource the labor needed to complete the development of an internal project and provide technical support for a period of twelve months. In consideration, the Company will pay Suzhou Snail twelve equal monthly payments of $253,000. During the three months ended March 31, 2024 the Company incurred $759,000 of research and development costs passed through Suzhou Snail, there were no such costs passed through Suzhou Snail during the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, respectively, there were $1,575,000 and $450,000 in payments to Suzhou Snail for royalties and research and development costs. Accounts payable – related parties consisted of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Accounts payable - Suzhou	$54,565,974	$55,762,870
Less: accounts receivable - Suzhou	(37,614,912)	(37,614,912)
Accounts payable - SDE	-	4,946,478
Total accounts payable – related parties	$16,951,062	$23,094,436

NOTE 10 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal are due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $104,252 and $103,753, as of March 31, 2024 and December 31, 2023, respectively. The Company earned $499 and $493 in interest on the related party loans receivable during the three months ended March 31, 2024 and 2023, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 11 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	March 31, 2024	December 31, 2023
2021 Revolving Loan - On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance from $9,000,000 to $6,000,000. The amended revolver matures on December 31, 2024 and has an annual interest rate equal to the prime rate less 0.25%. At March 31, 2024, the interest rate on this loan was 8.25%. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt service coverage ratio for the trailing twelve month period ended March 31, 2024 and received a waiver for the debt service coverage ratio requirement for the period ended March 31, 2024.	$3,000,000	$6,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. The loan is secured by the Company’s building, with a carrying value of $4.2 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt service coverage ratio for the trailing twelve month period ended March 31, 2024 and received a waiver for the debt service coverage ratio requirement for the period ended March 31, 2024.	2,791,438	2,811,923
2022 Short Term Note - On January 26, 2022, the Company amended its revolving loan and long-term debt agreements to obtain an additional note with a principal balance of $10,000,000 which was originally set to mature on January 26, 2023. Interest was equal to the higher of 3.75% or the Wall Street Journal Prime Rate plus 0.50%. The loan was secured by the Company’s assets. In the event of a default, all outstanding amounts under the note would bear interest at a default rate equal to 5% over the note rate. Debt covenants of this loan required the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and would be measured quarterly. In November 2022, the maturity was extended to January 26, 2024 and at December 31, 2023, the interest rate on this loan was 8.25%. The Company repaid the balance of $833,333 during the three month period ended March 31, 2024.	-	833,333
2023 Convertible Notes – On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and will mature on May 24, 2024. In the event of a default the interest rate will be increased to the lower of 16% per annum or the highest amount permitted by applicable law. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time. The Company recognized a discount of $678,254 on the notes to account for the stated discount, the fair value of the warrants issued in connection with the notes and the costs of issuance. The discount is amortized using the effective interest rate of 103.4%.	750,450	1,080,000
2023 Note Payable – In July 2023, the Company entered into a cooperation agreement with its internet, server and datacenter vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds are repaid based on 20% of the gross monthly ARK: Survival Ascended revenues. The Company has imputed interest at 8.0% on draws made. If in default, the interest rate is levied on the outstanding balances at a rate of 12.0% per annum. The Company repaid the balance of $1.5 million during the three month period ended March 31, 2024.	-	1,500,000
Total debt	6,541,888	12,225,256
Less: discount on convertible notes	48,166	282,639
Less: current portion of promissory note	2,791,438	2,811,923
Less: revolving loan	3,000,000	6,000,000
Less: notes payable	-	2,333,333
Less: convertible notes, net of discount	702,284	797,361
Total long-term debt	$-	$-

Total interest expense for the above debt and revolver loan amounted to $395,964 and $294,245 for the three months ended March 31, 2024 and 2023, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $294,683 and $8,911 are included as part of interest expense for the three months ended March 31, 2024 and 2023, respectively. The Company has a weighted average interest rate of 8.0% and 8.1% on its short-term obligations as of March 31, 2024 and December 31, 2023, respectively. The Company is in compliance with, or received waivers for, its debt covenant requirement of maintaining a 1.5 to 1 ratio of trailing twelve month EBITDA to the previous twelve months principal and interest payments on all debt maintained with the lender, as of March 31, 2024 and December 31, 2023.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt as of March 31, 2024:

Years ending December 31,	Amount
Remainder of 2024	$3,819,340
2025	86,013
2026	89,115
2027	92,329
2028	95,414
Thereafter	2,359,677
$6,541,888

NOTE 12 – INCOME TAXES

The Company recognized an income tax benefit of $477,950 and $805,818 for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rates were 21% and 21%, for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2023 the Company’s effective tax rate did not differ from the federal statutory rate of 21%.

The Company has assessed all available positive and negative evidence of whether sufficient future taxable income will be generated to realize the deferred tax assets, including the results of recent operations and projections of future taxable income. After evaluating the positive and negative evidence, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. In the event that negative evidence outweighs positive evidence in future periods, the Company may need to record additional valuation allowance, which could have a material impact on our financial position. The Company continues to maintain a valuation allowance against certain deferred tax assets that are not more likely than not to be realized.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 13 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of March 31, 2024 and December 31, 2023, the Company’s net operating lease right-of-use assets amounted to $2,138,285 and $2,440,690, respectively. The Company had variable lease payments of approximately $27,332 and $24,510 during the three months ended March 31, 2024 and 2023, respectively, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, are as follows:

	2024	2023
Operating lease costs	$396,515	$397,562

Supplemental information related to operating leases for lease liabilities as of March 31, 2024 and March 31, 2023, is as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$400,662	$385,254
Weighted average remaining lease term	1.7 years	2.7 years
Weighted average discount rate	5.00%	5.00%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of March 31, 2024 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
Remainder of 2024	$1,210,182	$72,374	$1,137,808
2025	1,453,784	28,290	1,425,494
Thereafter	—	—	—
Total future lease payments	$2,663,966	$100,664	$2,563,302

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business. In addition, the Company may receive notifications alleging infringement of patent or other intellectual property rights. The Company has elected to expense legal costs associated with legal contingencies as incurred.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On September 8, 2023, the Company entered into a settlement agreement with Angela Game. The settlement agreement includes an upfront payment from Angela Game to the Company plus ongoing payments. The upfront payment of $1.2 million was recorded as deferred revenue as of December 31, 2023, and recognized upon the satisfaction of performance obligations during the three months ended March 31, 2024.

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Co-Chief Executive Officer, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County. Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. Snail Games USA Inc. disputes the allegations and the amount of damages. The Company has responded to the complaint with an answer and cross-complaint. The cross-complaint seeks return for the $130,000 security deposit. The landlord has answered and denied the allegations of the cross-complaint. The Company intends to vigorously defend against the claims asserted. Trial is presently scheduled to commence in December 2024.

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

In October 2023, INDIEV has filed for bankruptcy and the Company does not expect to recover its costs from INDIEV. Accordingly, it is uncertain whether INDIEV would be able to indemnify the Company due to its bankruptcy. At this time, the Company is unable to quantify the magnitude of the potential loss should the plaintiffs’ lawsuit succeed and accordingly no accrual for loss has been recorded in the accompanying financial statements.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 15 –LOSS PER SHARE

The Company uses the two class method to compute its basic loss per share (“Basic EPS”) and diluted loss per share (“Diluted EPS”). The following table summarizes the computations of basic EPS and diluted EPS. The allocation of earnings between Class A and Class B shares is based on their respective economic rights to the undistributed earnings of the Company. Basic EPS is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur using the treasury stock and if-converted methods. The restricted stock units, underwriters warrants and warrants issued in connection with the convertible debt and equity line of credit were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect for the three months ended March 31, 2024 and 2023. The convertible notes were excluded from the if-converted method computation of diluted shares as their inclusion would have had an antidilutive effect for the three months ended March 31, 2024. There were no such exclusions made in the 2023 calculation. The following table provides a reconciliation of the weighted average number of shares used in the calculation of Basic and Diluted EPS.

	For the three months ended March 31,
	2024	2023
Basic Loss Per Share:
Net loss attributable to Class A common stockholders	$(385,722)	$(642,340)
Net loss attributable to Class B common stockholders	(1,393,607)	(2,329,038)
Total net loss attributable to Snail Inc and Snail Games USA Inc.	$(1,779,329)	$(2,971,378)
Class A weighted average shares outstanding – basic	7,957,031	7,928,742
Class B weighted average shares outstanding – basic	28,748,580	28,748,580
Class A and B basic loss per share	$(0.05)	$(0.08)

Diluted Loss Per Share:
Net loss attributable to Class A common stockholders	$(385,722)	$(642,340)
Net loss attributable to Class B common stockholders	$(1,393,607)	$(2,329,038)
Class A weighted average shares outstanding - basic	7,957,031	7,928,742
Dilutive effects of common stock equivalents	-	-
Class A weighted average shares outstanding - diluted	7,957,031	7,928,742
Class B weighted average shares outstanding - basic	28,748,580	28,748,580
Dilutive effects of common stock equivalents	-	-
Class B weighted average shares outstanding - diluted	28,748,580	28,748,580
Diluted loss per Class A and B share	$(0.05)	$(0.08)

NOTE 16 – EQUITY

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

The Convertible Notes carry an original issue discount of approximately 7.4%, bear interest at a rate of 7.5% per annum (16% per annum in case of an event of default), are repayable in equal consecutive monthly installments that began in February 2024 and mature on May 24, 2024 (the “Maturity Date”).

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

The Company determined that the Convertible Notes included features that required bifurcation from the debt host and met the criteria to be accounted for as a derivative liability that is accounted for at fair value. On the date of issuance, the compound derivative had an estimated fair value that was not significant due to the remoteness of the events that would trigger the redemption features. The derivative liability uses level 3 inputs, is to be measured at fair value each reporting date with change in fair value being reported in other income. The change in fair value during the three months ended March 31, 2024, was not significant and as such, was not recorded.

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

The following is a summary of the Convertible Notes as of March 31, 2024:

	Principal	Unamortized debt discount and issuance	Net carrying	Fair value
	Amount	costs	amount	Amount	Levelling
Convertible Notes	$713,114	$(10,830)	$702,284	$254,238	Level 3

The following is a summary of the Convertible Notes as of December 31, 2023:

	Principal	Unamortized debt discount and issuance	Net carrying	Fair value
	Amount	costs	amount	Amount	Levelling
Convertible Notes	$860,910	$(63,549)	$797,361	$536,170	Level 3

The debt discount is being amortized to interest expense over the maturity period using the effective interest method at a rate of 103.4%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. For the three months ended March 31, 2024, the Company recognized $252,820 of interest expense related to the Convertible Notes, comprising of $18,347 of contractual interest expense, $181,754 in accretion and $52,719 of amortization of debt discount and issuance costs.

During the three months ended March 31, 2024 the Company repaid $312,075 of principal and accrued interest and the investors converted $60,000 of principal into 71,460 shares of Class A common stock.

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

Due to their adjustment provisions, the warrants are classified as a liability on the condensed consolidated balance sheet. The fair value of the warrants at issuance has been estimated using a Monte-Carlo model and the following significant inputs:

	Issuance date	March 31, 2024
Stock price	$1.35	$.99
Exercise price	$1.89	$1.89
Contractual term (years)	5.0	4.4
Volatility	60.0%	60.0%
Risk-free rate	4.39%	4.27%

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income (expense). The measured fair value may be uncertain due to the use of unobservable inputs. At March 31, 2024 and December 31, 2023, the fair value of the warrant liability was $485,382 and $480,281, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three months ended March 31, 2024, amounted to a charge of $5,101 included in other income in our condensed consolidated statements of operations and comprehensive income (loss) and in changes in accrued expenses and other liabilities in our condensed consolidated statements of cash flows.

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

Concurrently with the signing of the Equity Line Purchase Agreement, the Company issued the equity line warrant to purchase 367,647 shares of its Class A common stock to the investor as a commitment fee. The total fair value, at the date of issuance, of the equity line warrant of approximately $105,411 was recorded as a liability and deferred offering cost and is included in other assets on our condensed consolidated balance sheets.

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

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants at issuance has been estimated using a Monte-Carlo model and the following significant inputs:

	Issuance date	March 31, 2024
Stock price	$1.35	$.99
Exercise price	$1.50	$1.50
Contractual term (years)	5.0	4.4
Volatility	40.0%	60.0%
Risk-free rate	5.49%	4.27%

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At March 31, 2024 and December 31, 2023, the fair value of the warrant liability was $94,147 and $103,767, respectively, and included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three months ended March 31, 2024 amounted to an income of $9,620 and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss) and in changes in accrued expenses and other liabilities in our condensed consolidated statements of cash flows.

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units activity with directors for the three months ended March 31, 2024 and 2023.

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2024	43,478	$1.38
Granted	—	—
Vested	(10,869)	(1.38)
Forfeited or cancelled	—	—
Outstanding as of March 31, 2024	32,609	$1.38

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2023	24,000	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of March 31, 2023	24,000	$5.00

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the three months ended March 31, 2024 and 2023.

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2024	1,165,247	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(2,400)	(5.00)
Outstanding as of March 31, 2024	1,162,847	$5.00

	Restricted Stock Units	Weighted-Average Grant-Date Fair Values
Outstanding as of January 1, 2023	1,197,552	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(2,218)	(5.00)
Outstanding as of March 31, 2023	1,195,334	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

All share repurchases settled in the three months ended March 31, 2023 were open market transactions. As of March 31, 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the three months ended March 31, 2024. During the three months ended March 31, 2023, 152,626 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $0.3 million. The average price paid per share during the three months ended March 31, 2023 was $1.68.

Stock-Based Compensation Expense

During the three months ended March 31, 2024, the Company determined that it is probable that the Company will not meet the performance-based milestones required by the RSU’s granted to employees. Accordingly, the Company has reversed the previously recognized compensation expense related to RSU’s. Stock-based compensation expense resulting from RSUs and PSUs of ($862,634) and $152,595 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense resulting from PSUs of ($64,241) and $0 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 the Company recognized approximately $194,644 of deferred income tax expense related to our stock-based compensation expense. During the three months ended March 31, 2023, the Company recognized approximately $32,045 of deferred income tax benefit related to our stock-based compensation expense.

As of March 31, 2024, our total unrecognized compensation cost related to RSUs and PSUs was approximately $1.2 million and is expected to be recognized over a weighted-average service period of 2.3 years.

NOTE 17 – SUBSEQUENT EVENTS

●	In April 2024, the Company paid $0.5 million of accrued interest and principal of its convertible notes balance.
●	The Company has appointed Hai Shi and Xuedong Tian as the Company’s Co-Chief Executive Officers, effective April 15, 2024. The terms of Mr. Tian’s employment include an annual salary of $300,000, title and responsibilities of Co-Chief Executive Officer and an annual performance bonus as determined by the sole discretion of the Board of Directors and the Compensation Committee of the Board.
●	Mr. Tian was the Founder and President of Weitian Group LLC from May 2012 to October 2020, one of the Company’s investor relations vendors. During the three months ended March 31, 2024, the Company incurred expenses of $18,720 to Weitian Group LLC for investor relations services. As of March 31, 2024, the Company had $10,032 in accounts payable to Weitian Group LLC for expenses incurred during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly under “Risk Factors,” in Part II, Item 1A of this Quarterly Report and Part 1A of the Company’s Form 10-K for the year ended December 31, 2023, and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Quarterly Report.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 91.7 million console and PC installs through March 31, 2024 and repeated releases within the top-25 selling games on the Steam platform. See below for discussion of key performance metrics and non-GAAP measures. In the three months ended March 31, 2024, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 209,140 daily active users (“DAUs”) on the Steam and Epic platforms, as compared to 276,144 in the three months ended March 31, 2023. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended March 31, 2024 and 2023, we generated 78.6% and 90.0%, respectively, of our revenues from the ARK franchise.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through March 31, 2024, our ARK franchise game has been played for 3.5 billion hours with an average playing time per user of 163.7 hours and with the top 21.0% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended March 31, 2024 and 2023, our net revenue was $14.1 million and $13.5 million, respectively. During the three months ended March 31, 2024, approximately 42.5% of our revenue came from consoles, 36.2% from PC and 6.8% from mobile platforms as compared to 42.9% from consoles, 37.2% from PC and 12.8% from mobile platforms during three months ended March 31, 2023. We had a net loss of $1.8 million and $3.0 million, for the three months ended March 31, 2024 and 2023, respectively.

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

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 46.3 million units between January 1, 2016 and March 31, 2024. During the three months ended March 31, 2024, we sold 1.1 million units compared to 1.7 million in the three months ended March 31, 2023. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

	Three months ended March 31,
	2024	2023	Change	% Change
	(in millions)
Units Sold	1.1	1.7	(0.6)	(36.1)%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units Sold decreased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, by 0.6 million units, or 36.1%. The Company’s units decreased primarily due to a decrease in ARK: Survival Evolved units of 1.0 million, partially offset by sales of ARK: Survival Ascended of 0.4 million units.

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

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Total net revenue	$14.1	$13.5	$0.6	4.9%
Change in deferred net revenue	5.5	(0.2)	5.7	3,716.0%
Bookings	$19.6	$13.3	$6.3	47.1%

For the three months ended March 31, 2024, bookings increased by $6.3 million, or 47.1%, compared to the three months ended March 31, 2023, because of the release of ARK: Survival Ascended in the fourth quarter of 2023. In addition to increased sales of ARK: Survival Ascended, the Company deferred approximately $5.5 million in revenues during the three months ended March 31, 2024 for the ARK: Survival Ascended DLC’s which have not yet released.

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

Below is a reconciliation of net loss to EBITDA, the closest GAAP financial measure.

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Net loss	$(1.8)	$(3.0)	$1.2	40.1%
Interest income and interest income - related parties	(0.1)	-	(0.1)	(213.6)%
Interest expense and interest expense - related parties	0.4	0.3	0.1	34.4%
Benefit from income taxes	(0.5)	(0.8)	0.3	40.7%
Depreciation and amortization expense	0.1	0.1	-	(28.4)%
EBITDA	$(1.9)	$(3.4)	$1.5	44.7%

For the three months ended March 31, 2024, EBITDA increased by $1.5 million, or 44.7%, compared to the three months ended March 31, 2023, primarily as a result of a decrease in net loss of $1.2 million and a decrease in the benefit from income taxes of $0.3 million.

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

Our net revenues through our current period top four platform providers as a proportion of our total net revenue for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Platform 1	$5.0	$4.8	$0.2	4.4%
Platform 2	2.1	2.4	(0.3)	(14.2)%
Platform 3	3.4	2.2	1.2	55.3%
Platform 4	0.5	1.2	(0.7)	(53.9)%
All Other Revenue	3.1	2.9	0.2	7.6%
Total	$14.1	$13.5	$0.6	4.9%

We expect changes in revenue to correlate with trends in the use and purchase of our games. The increase in net revenues of Platforms 1 and 3 during the three months ended March 31, 2024 from 2023 due to increased sales from the release of ARK: Survival Ascended and Myth of Empires. The decrease in Platform 2 was due to the increase in deferred revenues related to the ARK: Survival Ascended DLC’s that have not yet been released. The bookings for these platforms increased during the 2024 period due to the release of ARK: Survival Ascended. The decrease in net revenues of Platform 4 was due to ARK: Survival Ascended not yet being launched on Platform 4 as of March 31, 2024.

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

Research and development

Research and development consists primarily of consulting expenses and salaries and wages devoted towards the development of new games and related technologies and development costs outsourced through Suzhou Snail. We do not fund or enter into arrangements relating to the research and development activities from third-party developers from whom we license games. We expect our research and development to increase as we develop new content, games or technologies.

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

Benefit from income taxes

The benefit from income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 21% did not differ from the federal statutory rate of 21%.

Results of Operations

Comparison of the three months ended March 31, 2024 versus the three months ended March 31, 2023

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Revenues, net	$14.1	$13.5	$0.6	4.9%
Cost of revenues	12.1	10.9	1.2	10.9%
Gross profit	2.0	2.6	(0.6)	(20.2)%
Operating expenses:
General and administrative	2.3	4.5	(2.2)	(49.6)%
Research and development	1.8	1.4	0.4	29.3%
Advertising and marketing	0.1	0.1	-	34.9%
Depreciation and amortization	0.1	0.1	-	(28.4)%
Total operating expenses	4.3	6.1	(1.8)	(30.0)%
Loss from operations	$(2.3)	$(3.5)	$(1.2)	(37.3)%

Revenues

Net revenues for the three months ended March 31, 2024 increased by $0.6 million, or 4.9%, compared to the three months ended March 31, 2023. The increase in net revenues was due to an increase in total Ark sales of $5.1 million, an increase due to the recognition of $1.2 million payment related to the Angela Games settlement and recognized upon satisfaction of performance obligations included in the contract, an increase in sales of the Company’s other games of $0.7 million, partially offset by a decrease in Ark Mobile sales of $0.6 million and an increase in deferred revenues of $5.5 million related to the Ark franchise.

Cost of revenues

Cost of revenues for the three months ended March 31, 2024 increased by $1.2 million, or 10.9%, compared to the three months ended March 31, 2023.

Cost of revenues for the three months ended March 31, 2024 and 2023 comprised the following:

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Software license royalties - related parties	$3.3	$2.9	$0.4	14.4%
Software license royalties	0.2	0.4	(0.2)	(53.8)%
License and amortization - related parties	6.0	5.2	0.8	15.5%
Merchant fees	0.2	0.5	(0.3)	(51.8)%
Engine fees	1.0	0.4	0.6	126.6%
Internet, server and data center	1.4	1.5	(0.1)	(9.1)%
Total:	$12.1	$10.9	$1.2	10.9%

The increase in cost of revenues for the three months ended March 31, 2024 was due to an increase of $0.8 million in license and amortization – related parties, a result of increased monthly license costs to SDE Inc. partially offset by a lower depreciable of intangible assets in 2024, an increase in software license royalties – related parties of $0.4 million; increased engine fees of $0.6 million resulting from an increase in total Ark sales partially offset by decreased merchant fees of $0.3 million resulting from decreased sales of Ark Mobile.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2024 decreased by $2.2 million, or 49.6%, compared to the three months ended March 31, 2023. The decrease in general and administrative expenses was due to a decrease in legal and professional expenses of $1.0 million, a decrease in administrative internet and server costs of $0.2 million, a decrease in salaries and wages of $0.9 million due to the reversal of previously expensed stock based compensation, and a decrease in expenses of $0.2 million for SEC filing fees, investor relations, NASDAQ listing fees and compliance expenses.

Research and development expenses

Research and development expenses for the three months ended March 31, 2024 increased by $0.4 million, or 29.3%, compared to the three months ended March 31, 2023. The increase in research and development expenses was due to the outsourced development of Hermes paid through Suzhou Snail.

Other Factors Affecting Net Loss

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Interest income	$0.1	$-	$0.1	217.0%
Interest expense	(0.4)	(0.3)	(0.1)	34.4%
Other income	0.2	-	0.2	2,677.6%
Income tax benefit	0.5	0.8	(0.3)	(40.7)%

Interest income

Interest income was $0.1 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively. The increase was due to the balance of the of our cash deposits being higher on average during the three months ended March 31, 2024.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased by $0.1 million for the three months ended March 31, 2024 as a result of rising interest charges on the Company’s floating rate debt and amortization of debt discounts which did not occur in the three months ended March 31, 2023.

Other income

Other income increased by $0.2 million for the three months ended March 31, 2024, in comparison to the three months ended March 31, 2023. The increase is due to the recognition of $0.2 million of litigation revenues due to a revenue share agreement that was the result of the litigation settlement.

Benefit from income taxes

The Company had an income tax benefit of $0.5 million for the three months ended March 31, 2024 and a benefit of $0.8 million for the three months ended March 31, 2023. Our effective income tax rate was 21% during both periods.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $16.1 million and $15.2 million as of March 31, 2024 and December 31, 2023, respectively.

Our restricted cash and cash equivalents were $1.1 million as of March 31, 2024 and December 31, 2023. Our restricted cash primarily consists of time deposits and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of March 31, 2024, our 2021 Revolving Loan and Convertible Notes of $3.0 million and $0.7 million are due in December 2024 and May 2024, respectively. On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. In addition to the stated discount, the fair value of the Convertible Notes was allocated to warrants issued in connection with the debt giving rise to an additional discount in the amount of $445,754. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and if the note is not converted, it will mature on May 24, 2024. In February 2024, the Company made the first payments of principal and accrued interest in the amount of $312,075, and the convertible note holders converted 71,460 shares for an aggregate value of $60,000. The Company paid an additional $548,438 of accrued interest and principal on its convertible notes balance in April 2024. In concurrence with the registration of the convertible notes shares the Company registered shares for distribution in an equity line of credit. The Company has the right, but not the obligation, to sell up to $5.0 million in Class A common stock to the investor. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan and to negotiate a new Short Term Note. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan or obtain a new short term note with the lender at terms acceptable to us or at all. Currently, we expect that we will not be in compliance with our quarterly debt covenant for the three months ending June 30, 2024. We are working with the lender to resolve the expected non-compliance with the debt covenant.

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

Our current unrestricted cash position of approximately $16.1 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Net cash flows provided by (used in) operating activities	$6.8	$(6.7)	$13.5	201.0%
Net cash flows used in financing activities	(5.9)	(2.0)	(3.9)	(188.2)%
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$0.9	$(8.7)	$9.6	110.0%

Operating activities

Net cash flows provided by (used in) operating activities for the three months ended March 31, 2024 increased $13.5 million as compared to the three months ended March 31, 2023, which resulted primarily from an increase in deferred revenues of $4.9 million, a decrease in accounts receivable and accounts receivable - related party of $16.9 million, a decrease in net loss of $1.2 million, partially offset by a decrease in accounts payable and accounts payable – related parties of $6.5 million, a decrease in accrued expenses of $0.9 million, and a decrease in noncash reconciling items of $2.1 million.

The Company had a net loss of $1.8 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively, representing an decrease of $1.2 million. The decrease was primarily due to an increase in net revenue of $0.6 million, decreased general and administrative expenses of $2.2 million, an increase in other income of $0.2 million, an increase in interest income of $0.1 million, partially offset by increased research and development costs of $0.4 million, increased costs of revenues of $1.2 million, increased interest expenses of $0.1 million, and a decrease in income tax provision of $0.3 million.

Non-cash reconciling items were ($1.2) million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of $2.2 million. The decrease in the non-cash reconciling items was due to a decrease in amortization of intangible assets of $0.7 million, a decrease in stock based compensation expense of $1.1 million, and a decrease in deferred taxes of $0.6 million, partially offset by an increase in accretion expense of $0.2 million.

Our accounts receivable - related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of March 31, 2024 and December 31, 2023, the net outstanding balances of receivables due from SDE were $12.0 million and $13.5 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within the next two fiscal years and intend to exercise all legally available means of collection. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5- Accounts Receivable - Related Party to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Financing activities

Net cash flows used in financing activities for the three months ended March 31, 2024 were $5.9 million compared to $2.0 million for the three months ended March 31, 2023. Financing activities for the three months ended March 31, 2024 included $5.6 million in debt payments and $0.3 million in payments of capitalized offering costs in accounts payable. Financing activities for the three months ended March 31, 2023 included repayments of $1.7 million on a short term note, purchases of treasury stock in the amount of $0.3 million, and $0.1 million in payments of capitalized offering costs.

Registered Offering

In September 2022, we filed a Form S-1 Registration Statement with the United States Securities and Exchange Commission in connection with our IPO. As of the effective date of the Registration Statement, we became the parent company of Snail Games USA and a holding company, with our principal asset consisting of all the shares of common stock of Snail Games USA.

In the IPO, we issued 3,000,000 shares of our Class A common stock and net proceeds from the issuance were distributed to Snail Games USA in November 2022 in the amount of $12.0 million. In connection with the IPO, $1.0 million of the net proceeds were remitted to an escrow account which was held to provide a source of funding for our indemnification obligations to the underwriters. The amount in escrow was released to the Company in November 2023 and is reported as part of unrestricted cash and cash equivalents as of March 31, 2024 and December 31, 2023.

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

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. As amended, the 2021 Revolving Loan matured on December 31, 2023 and bore interest at a rate equal to the prime rate less 0.25%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis. The Company amended the revolving loan agreement in December 2023, to extend the 2021 Revolving Loan maturity date to December 31, 2024. As of March 31, 2024, we had borrowings of $3.0 million outstanding under our 2021 Revolving Loan. We intend to extend the 2021 Revolving Loan prior to its maturity date in December 2024. There is no guarantee that we will be able to extend the 2021 Revolving Loan on terms acceptable to us in the future, or at all.

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

2022 Short Term Note

In January 2022, we amended and restated our 2021 Revolving Loan and we executed a promissory note to obtain an additional long-term loan with a principal balance of $10.0 million which was set to mature on January 26, 2023 (the “2022 Short Term Note”). In November 2022, the maturity date was extended to January 26, 2024. Interest was equal to the higher of 3.75% and the Wall Street Journal prime rate plus 0.50%. The 2022 Short Term Note is secured and collateralized by our existing assets. The Company completed the last payment obligation on the 2022 Short Term Note during the three months ended March 31, 2024.

Convertible Notes

On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and will mature on May 24, 2024. In the event of a default the interest rate will be increased to the lower of 16% per annum or the highest amount permitted by applicable law. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, any time after November 24, 2023. In connection with the Convertible Notes the Company issued to the investors warrants to purchase an aggregate of 714,285 shares that were accounted for under the fair value method and allocated a value of $445,754. The difference of $525,754 between the proceeds allocated to the Convertible Notes and the aggregate principal amount will be accreted over the life of the notes and accounts for the fair value of the warrants and the stated discount. Additionally, $152,500 of transaction costs incurred by the Company were recorded as a debt discount. The discount is amortized using the effective interest rate of 103.4%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. As of March 31, 2024, we had borrowings of $750,450, net of a $48,166 discount under the Convertible Notes. The Company has registered shares for potential issuance on exercise of the warrants, or conversion of the note, on Form S-1 that was declared effective on October 30, 2023. As of March 31, 2024, the note holders have not exercised the warrants. During the three months ended March 31, 2024 the noteholders exercised the option to convert $60,000 in principal of the notes to 71,460 shares of the Company’s Class A common stock.

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. The Company has registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on Form S-1 that was declared effective on October 30, 2023. As of March 31, 2024 the Company has not sold any Class A common stock under the Equity Line Purchase Agreement.

2023 Note Payable

In July 2023, the Company entered into a cooperation agreement with its IDC vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return, the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds are to be repaid in monthly installments starting in November 2023 and were based on 20% of the gross monthly ARK: Survival Ascended revenues. The Company has imputed interest at 8.0% on draws made. As of March 31, 2024, we had repaid the remaining $1.5 million outstanding under the Note Payable.

Financial covenants

The 2021 Revolving Loan, Term Loan and the 2022 Short Term Note require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the 2021 Revolving Loan requires us to maintain an outstanding principal balance of no more than $3.0 million for 30 consecutive days during any twelve-month period. For the three months ended March 31, 2024, our debt service coverage ratio was 0.0, and we received waivers for all covenants under our debt facilities as of March 31, 2024. The waiver is applicable to all debt facilities with the lender and will waive the covenants for the trailing twelve months ended March 31, 2024. The Company repaid the $0.8 million term note that was one of three debt facilities with the lender, in January 2024. The Company’s ability to comply with the covenants, or receive waivers for the covenants, can lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral. Due to the failure of complying with the debt covenant the Company classifies its long term debt as current.

For additional information regarding our indebtedness, see Note 11, Revolving Loan, Short Term Note and Long-Term Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. For additional information on our significant accounting policies, please refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report. We believe that the following critical accounting policies and estimates have the greatest potential impact on our condensed consolidated financial statements.

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

Deferred Income Taxes

The Company’s deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Changes in tax laws or the level of future taxable income could affect the realizability of deferred income tax assets. The Company recognizes deferred income taxes based on estimates of future taxable income and the utilization of tax loss carryforwards. In evaluating the realizability of deferred taxes, the Company evaluates all available positive and negative evidence of whether sufficient future taxable income will be generated to realize the deferred tax assets, including the results of recent operations and projections of future taxable income. The weighting of positive and negative evidence and the projection of future taxable income requires significant judgment and estimates. In addition, changes in these estimates may have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, please see Note 2 - Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate (and will include, beginning on April 15, 2024, the Company’s Co-Chief Executive Officers), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected in a timely manner. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting as described in Management’s Report on Internal Control Over Financial Reporting, in Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “2023 Annual Report on Form 10-K”), which includes our failure to properly design and implement controls related to the accounting for income taxes and disclosure controls related to deferred taxes in the consolidated financial statements; failure to properly classify certain operating expenses and games server costs as cost of revenues in the consolidated financial statements; failure to identify and allocate the consideration received from a settlement between the settlement gain and revenues generating activities; failure to properly determine the stand-alone selling prices of each performance obligation for certain digital revenue contracts; and, failure to design and implement information technology general controls related to segregation of duties within an information system relevant to the preparation of our consolidated financial statements.

Management’s Plan for Remediation

We are taking steps to remediate the material weaknesses, which include enhancing our financial reporting close control procedures by implementing additional review of unusual transactions, improving our segregation of duties in the recording and approving of transactions, ensuring the completeness of our income tax footnote disclosure through consultation with income tax professionals, hire experts to assist in preparing our revenue recognition policies, and hire experts in designing and implementing custom approval workflows in our ERP system in order to remediate these material weaknesses. However, our efforts to remediate the material weaknesses may not be effective in preventing a future material weakness or significant deficiency in our internal control over financial reporting.

We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. While these remediation efforts are ongoing, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.

We can give no assurance that the measures we have taken or plans to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

See Item 1 of Part I, “Unaudited Condensed Consolidated Financial Statements - Note 14 - Commitments and Contingencies-Litigation.”

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors described below as well as under the “Risk Factors” section in Part I – Item 1A of our 2023 Annual Report on Form 10-K, and any other periodic or current report that we file with the SEC, together with all of the related financial statements and notes thereto. Other than as set forth below, we have not identified any material changes to the risk factors previously disclosed in Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to Our Business and Industry

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 78.6% of our net revenue for the three months ended March 31, 2024, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 82.1% of our net revenue for the three months ended March 31, 2024. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022 and October 2023, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 78.6% of our net revenue for the three months ended March 31, 2024. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the three months ended March 31, 2024, 88.1% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 88.1% of our net revenue by product platform for the three months ended March 31, 2024. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our effective tax rate was 21% for both of the three month periods ended March 31, 2024 and 2023. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

The Company has debt obligations with short term durations that are coming due within one year.

We have significant debt obligations coming due within one year. Our current revolving loan has a balance of $3.0 million as of March 31, 2024, and is due for repayment on December 31, 2024. On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes have an interest rate of 7.5%, will be paid in consecutive monthly installments beginning February 24, 2024 and if the note is not converted, it will mature on May 24, 2024. In February 2024, the Company made the first payments of principal and accrued interest in the amount of $312,075, and the convertible note holders converted 71,460 shares for an aggregate value of $60,000. The Company paid an additional $548,438 of accrued interest and principal on its convertible notes balance in April 2024. The Company intends to extend the revolving loan and renew our short-term note debt arrangement and faces the risk that we will be unable to. If we are unable to extend the revolving loan or renew the debt arrangement, the Company may have significantly reduced unrestricted cash which could adversely impact our results of operations and ability to invest in the development and acquisition of IP. See Note 11 – Revolving Loan, Short Term Note and Long-Term Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.

We cannot guarantee that our share repurchase program will be fully implemented or it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock (the “Share Repurchase Program”), which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors, at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of March 31, 2024, approximately $1.3 million of the Share Repurchase Program remains available for future repurchases. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

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

Our management identified material weaknesses in our internal control over financial reporting involving the failure to properly design and implement controls related to the accounting for income taxes and disclosure controls related to deferred taxes in the consolidated financial statements; failure to properly classify certain operating expenses and games server costs as cost of revenues in the consolidated financial statements; failure to identify and allocate the consideration received from a settlement between the settlement gain and revenues generating activities; failure to properly determine the stand-alone selling prices of each performance obligation for certain digital revenue contracts; and, failure to design and implement information technology general controls related to segregation of duties within an information system relevant to the preparation of the Company’s consolidated financial statements. Due to the size and nature of our organization and the implementation timing of our new cloud-based ERP system, we had limited personnel and system capabilities for adequate segregation of duties during the three months ended March 31, 2024. See Part I, Item 4, “Controls and Procedures,” in this Quarterly Report for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. As a result of the material weaknesses, our management has concluded that our internal control over financial reporting were not effective as of March 31, 2024.

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

On April 15, 2024, Jim S. Tsai notified the Company of his decision to resign from his position as the Chief Executive Officer of the Company and all of the Company’s subsidiaries, including, Snail Games USA, Inc., with such resignation effective April 15, 2024; however, Mr. Tsai will remain with the Company for a 30-day transition period. In conjunction with Mr. Tsai’s resignation as the Company’s Chief Executive Officer, the Company appointed Hai Shi and Xuedong (Tony) Tian to serve as the Company’s new Co-Chief Executive Officers, effective April 15, 2024. We are highly dependent on the expertise, skill and knowledge of Mr. Shi, our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Tian, our other Co-Chief Executive Officer, and Mr. Peter Kang, our Chief Operating Officer. The loss of the services of any or all of these executive officers, or certain key product development personnel, including those employed by studio partners, such as Studio Wildcard, could significantly harm our business. In addition, if one or more key employees were to join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which would significantly harm our business. Failure to continue to attract and retain qualified management and creative personnel could adversely affect our business and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

The Company did not issue any securities that were not registered under the Securities Act during the three months ended March 31, 2024.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2024	—	—	—	—
February 2024	—	—	—	—
March 2024	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. There were no share repurchases settled in the three months ended March 31, 2024. As of March 31, 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporation by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

10.1†	Offer Letter, dated April 15, 2024, by and among, Xuedong (Tony) Tian, Snail, Inc. and Snail Games USA, Inc.	8-K	001-41556	10.1	April 19, 2024

31.1*	Certification of CO-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CO-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on May 15, 2024.

Snail, Inc.

Date: May 15, 2024	By:	/s/ Xuedong Tian
Xuedong Tian
Co-Chief Executive Officer

Date: May 15, 2024	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer

