Form 10-Q
period 2024-06-30
Snail, Inc.
filed 2024-08-13
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 12, 2024
Class A Common Stock, par value $0.0001 per share	8,018,344
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 30, 2024

Table of Contents

		Page
	Cautionary Statement	ii
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	F-1
	Snail, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	F-1
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023	F-2
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2024 and 2023	F-3
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	F-4
	Snail, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	54
SIGNATURES		55

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

Forward-looking statements appear in a number of places in this Quarterly Report and include, but are not limited to, statements regarding our intent, belief or current expectations. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified described in “Part II, Item 1A. – Risk Factors,” of this Quarterly Report. The statements we make regarding the following matters are forward-looking by their nature:

●	our ability to re-establish profitable operations, raise additional capital or renegotiate our debt arrangements;

●	our growth prospects and strategies;

●	launching new games and additional functionality to games that are commercially successful;

●	our expectations regarding significant drivers of our future growth;

●	our failure to comply or regain compliance with the continued listing requirements of the Nasdaq Capital Market;

●	our ability to retain and increase our player base and develop new video games and enhance our existing games;

●	competition from companies in a number of industries, including other casual game developers and publishers and both large and small, public and private multimedia companies;

●	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;

●	our relationships with third-party platforms such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore;

●	our ability to successfully enter new markets and manage our international expansion;

●	protecting and developing our brand and intellectual property portfolio;

●	costs associated with defending intellectual property infringement and other claims;

●	our future business development, results of operations and financial condition;

●	rulings by courts or other governmental authorities;

●	our Share Repurchase Program (as defined below), including expectations regarding the timing and manner of repurchases made under the Share Repurchase Program;

●	our plans to pursue and successfully integrate strategic acquisitions;

●	other risks and uncertainties described in this Quarterly Report, including those described in Item 1A of Part II, “Risk Factors”; and

●	assumptions underlying any of the foregoing.

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

ii

PART I

Item 1. Condensed Consolidated Financial Statement (Unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023

ASSETS

Current Assets:
Cash and cash equivalents	$15,494,156	$15,198,123
Accounts receivable, net of allowances for credit losses of $523,500 as of June 30, 2024 and December 31, 2023	8,212,318	25,134,808
Accounts receivable - related party	2,690,306	-
Loan and interest receivable - related party	104,751	103,753
Prepaid expenses - related party	4,151,547	6,044,404
Prepaid expenses and other current assets	1,290,375	639,693
Prepaid taxes	9,640,169	9,529,755
Total current assets	41,583,622	56,650,536

Restricted cash and cash equivalents	1,118,437	1,116,196
Accounts receivable – related party, net of current portion	4,500,592	7,500,592
Prepaid expenses - related party, net of current portion	11,209,590	7,784,062
Property and equipment, net	4,519,174	4,682,066
Intangible assets, net - other	271,316	271,717
Deferred income taxes	10,187,267	10,247,500
Other noncurrent assets	166,303	164,170
Operating lease right-of-use assets, net	1,831,269	2,440,690
Total assets	$75,387,570	$90,857,529

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5,021,234	$12,102,929
Accounts payable - related parties	16,742,358	23,094,436
Accrued expenses and other liabilities	2,166,996	2,887,193
Interest payable - related parties	527,770	527,770
Revolving loan	3,000,000	6,000,000
Notes payable	-	2,333,333
Convertible notes, net of discount	-	797,361
Current portion of long-term promissory note	2,771,040	2,811,923
Current portion of deferred revenue	21,451,307	19,252,628
Current portion of operating lease liabilities	1,575,578	1,505,034
Total current liabilities	53,256,283	71,312,607

Accrued expenses	254,731	254,731
Deferred revenue, net of current portion	18,866,375	15,064,078
Operating lease liabilities, net of current portion	615,887	1,425,494
Total liabilities	72,993,276	88,056,910

Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 9,368,619 shares issued and 8,018,344 shares outstanding as of June 30, 2024, and 9,275,420 shares issued and 7,925,145 shares outstanding as of December 31, 2023	936	927
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	2,875	2,875
Additional paid-in capital	25,319,673	26,171,575
Accumulated other comprehensive loss	(282,973)	(254,383)
Accumulated deficit	(13,472,503)	(13,949,325)
Treasury stock at cost (1,350,275 shares as of June 30, 2024 and December 31, 2023)	(3,671,806)	(3,671,806)
Total Snail, Inc. equity	7,896,202	8,299,863
Noncontrolling interests	(5,501,908)	(5,499,244)
Total stockholders’ equity	2,394,294	2,800,619
Total liabilities, noncontrolling interests and stockholders’ equity	$75,387,570	$90,857,529

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenues, net	$21,606,650	$9,892,253	$35,722,379	$23,350,741
Cost of revenues	13,504,174	9,335,765	25,545,872	20,196,702

Gross profit	8,102,476	556,488	10,176,507	3,154,039

Operating expenses:
General and administrative	2,795,884	3,937,234	5,077,924	8,462,985
Research and development	1,860,881	1,200,842	3,637,403	2,574,639
Advertising and marketing	694,195	168,292	835,225	272,841
Depreciation and amortization	80,554	118,110	162,892	233,170
Total operating expenses	5,431,514	5,424,478	9,713,444	11,543,635

Income (loss) from operations	2,670,962	(4,867,990)	463,063	(8,389,596)

Other income (expense):
Interest income	64,790	19,791	164,552	51,264
Interest income - related parties	498	499	997	992
Interest expense	(142,301)	(296,237)	(538,265)	(590,820)
Other income	244,527	-	471,593	8,175
Foreign currency transaction gain (loss)	5,652	(21,845)	23,780	(24,212)
Total other income (expense), net	173,166	(297,792)	122,657	(554,601)

Income (loss) before provision for (benefit from) income taxes	2,844,128	(5,165,782)	585,720	(8,944,197)

Provision for (benefit from) income taxes	589,512	(1,081,887)	111,562	(1,887,705)

Net income (loss)	2,254,616	(4,083,895)	474,158	(7,056,492)

Net loss attributable to non-controlling interests	(1,535)	(4,464)	(2,664)	(5,683)

Net income (loss) attributable to Snail, Inc.	2,256,151	(4,079,431)	476,822	(7,050,809)

Comprehensive income (loss) statement:

Net income (loss)	2,254,616	(4,083,895)	474,158	(7,056,492)

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	(9,293)	18,707	(28,590)	21,027

Total comprehensive income (loss)	$2,245,323	$(4,065,188)	$445,568	$(7,035,465)

Net income (loss) attributable to Class A common stockholders:
Basic	$489,379	$(879,665)	$103,656	$(1,522,005)
Diluted	$463,249	$(879,665)	$79,116	$(1,522,005)

Net income (loss) attributable to Class B common stockholders:
Basic	$1,766,772	$(3,199,766)	$373,166	$(5,528,804)
Diluted	$1,673,031	$(3,199,766)	$284,821	$(5,528,804)

Income (loss) per share attributable to Class A and B common stockholders:
Basic	$0.06	$(0.11)	$0.01	$(0.19)
Diluted	$0.06	$(0.11)	$0.01	$(0.19)

Weighted-average shares used to compute income (loss) per share attributable to Class A common stockholders:
Basic	8,013,634	7,901,145	7,985,631	7,914,096
Diluted	8,196,329	7,901,145	8,225,025	7,914,096

Weighted-average shares used to compute income (loss) per share attributable to Class B common stockholders:
Basic	28,748,580	28,748,580	28,748,580	28,748,580
Diluted	28,748,580	28,748,580	28,748,580	28,748,580

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2024 and 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2022	9,251,420	$925	28,748,580	$2,875	$23,436,942	$(307,200)	$(4,863,250)	(1,197,649)	$(3,414,713)	$14,855,579	$(5,490,895)	$9,364,684

Stock based compensation related to restricted stock units	-	-	-	-	152,595	-	-	-	-	152,595	-	152,595

Repurchase of common stock	-	-	-	-	-	-	-	(152,626)	(257,093)	(257,093)	-	(257,093)

Foreign currency translation	-	-	-	-	-	2,320	-	-	-	2,320	-	2,320

Net loss	-	-	-	-	-	-	(2,971,378)	-	-	(2,971,378)	(1,219)	(2,972,597)

Balance at March 31, 2023	9,251,420	$925	28,748,580	$2,875	$23,589,537	$(304,880)	$(7,834,628)	(1,350,275)	$(3,671,806)	$11,782,023	$(5,492,114)	$6,289,909

Return of dividend distribution tax withholding payment	-	-	-	-	1,886,600	-	-	-	-	1,886,600	-	1,886,600

Stock based compensation related to restricted stock units	-	-	-	-	232,770	-	-	-	-	232,770	-	232,770

Foreign currency translation	-	-	-	-	-	18,707	-	-	-	18,707	-	18,707

Net loss	-	-	-	-	-	-	(4,079,431)	-	-	(4,079,431)	(4,464)	(4,083,895

Balance at June 30, 2023	9,251,420	$925	28,748,580	$2,875	$25,708,907	$(286,173)	$(11,914,059)	(1,350,275)	$(3,671,806)	$9,840,669	$(5,496,578)	$4,344,091

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2023	9,275,420	$927	28,748,580	$2,875	$26,171,575	$(254,383)	$(13,949,325)	(1,350,275)	$(3,671,806)	$8,299,863	$(5,499,244)	$2,800,619

Conversion of notes payable	71,460	7	-	-	59,993	-	-	-	-	60,000	-	60,000

Stock based compensation related to restricted stock units	-	-	-	-	(926,875)	-	-	-	-	(926,875)	-	(926,875)

Common stock issued for service	10,869	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(19,297)	-	-	-	(19,297)	-	(19,297)

Net loss	-	-	-	-	-	-	(1,779,329)	-	-	(1,779,329)	(1,129)	(1,780,458)

Balance at March 31, 2024	9,357,749	$935	28,748,580	$2,875	$25,304,692	$(273,680)	$(15,728,654)	(1,350,275)	$(3,671,806)	$5,634,362	$(5,500,373)	$133,989

Stock based compensation related to restricted stock units	-	-	-	-	14,982	-	-	-	-	14,982	-	14,982

Common stock issued for service	10,870	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(9,293)	-	-	-	(9,293)	-	(9,293)

Net income (loss)	-	-	-	-	-	-	2,256,151	-	-	2,256,151	(1,535)	2,254,616

Balance at June 30, 2024	9,368,619	$936	28,748,580	$2,875	$25,319,673	$(282,973)	$(13,472,503)	(1,350,275)	$(3,671,806)	$7,896,202	$(5,501,908)	$2,394,294

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023

	2024	2023

Cash flows from operating activities:
Net income (loss)	$474,158	$(7,056,492)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization - intangible assets - license, related parties	-	1,057,971
Amortization - intangible assets - other	401	402
Amortization - loan origination fees and debt discounts	57,632	20,726
Accretion – convertible notes	222,628	-
Depreciation and amortization - property and equipment	162,892	233,170
Stock-based compensation expense	(911,893)	385,365
Interest income from restricted escrow deposit	-	(21,389)
Deferred taxes, net	60,233	(1,887,705)

Changes in assets and liabilities:
Accounts receivable	16,922,490	1,794,458
Accounts receivable - related party	309,694	(389,042)
Prepaid expenses - related party	(1,532,672)	(2,500,000)
Prepaid expenses and other current assets	(650,682)	234,940
Prepaid taxes	(110,414)	-
Other noncurrent assets	-	(2,903)
Accounts payable	(6,818,781)	(701,488)
Accounts payable - related parties	(6,352,078)	(307,052)
Accrued expenses and other liabilities	(720,197)	1,131,886
Interest receivable - related party	(997)	(992)
Lease liabilities	(129,642)	(98,822)
Deferred revenue	6,000,976	(765,599)
Net cash provided by (used in) operating activities	6,983,748	(8,872,566)

Cash flows from financing activities:
Repayments on promissory note	(40,883)	(46,517)
Repayments on notes payable	(2,333,333)	(2,916,666)
Repayments on convertible notes	(1,020,000)	-
Repayments on revolving loan	(3,000,000)	(3,000,000)
Purchase of treasury stock	-	(257,093)
Payments of capitalized offering costs	-	(92,318)
Payments of offering costs in accounts payable	(262,914)	-
Net cash used in financing activities	(6,657,130)	(6,312,594)

Effect of foreign currency translation on cash and cash equivalents	(28,344)	21,095

Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	298,274	(15,164,065)

Cash and cash equivalents, and restricted cash and cash equivalents - beginning of the period	16,314,319	19,238,185

Cash and cash equivalents, and restricted cash and cash equivalents – end of the period	$16,612,593	$4,074,120

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$305,825	$568,908
Income taxes	$161,671	$270,802
Noncash finance activity during the period for:
Refund of dividend withholding tax overpayment	$-	$1,866,600
Debt converted to equity	$(60,000)	$-

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

For the ARK: Survival Ascended and Bob’s Tall Tales games that were sold in a bundle with DLC’s that have not yet been launched and been reported in deferred revenue in the condensed consolidated balance sheets, the Company has used the adjusted market assessment approach per ASC 606-10-32-34 to assign a value for the Company’s remaining performance obligation. The Company uses the following reasonably available information in developing the standalone selling prices of the performance obligations:

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

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless it is cancelled. Upon executing the distribution agreement, the Company received $1.8 million as prepaid royalties. During the six months ended June 30, 2024, the Company recognized $0.7 million of the revenue. As of June 30, 2024, the Company reported the remaining $1.1 million related to ARK II as long-term deferred revenue until the disc releases occur.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game localization costs, game licenses, engine fees and amortization costs. Cost of revenues for the three and six months ended June 30, 2024 and 2023 were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Software license royalties – related parties	$4,658,272	$1,906,786	$7,932,292	$4,769,799
Software license royalties	63,435	254,400	226,183	606,839
License and amortization – related parties	6,000,000	4,862,320	12,000,000	10,057,971
License and amortization	201	201	402	402
Merchant fees	220,051	348,805	441,500	808,276
Engine fees	1,340,897	292,898	2,302,338	717,125
Internet, server and data center	1,221,318	1,611,047	2,621,325	3,151,737
Costs related to advertising revenue	-	59,308	21,832	84,553
Total:	$13,504,174	$9,335,765	$25,545,872	$20,196,702

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. Stock-based compensation of $13,949 and $216,706 was incurred during the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation of ($848,685) and $369,301 was incurred during the six months ended June 30, 2024 and 2023, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Stock-based compensation of $1,033 and $16,064 was incurred during the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation of ($63,208) and $16,064 was incurred during the six months ended June 30, 2024 and 2023, respectively.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of June 30, 2024 and December 31, 2023, there were non-controlling interests with the following subsidiaries:

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

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the balance of our allowance for credit losses was $523,500.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable and accounts payable. The carrying values of these financial instruments approximate their fair value due to their short maturities or economic substance. The carrying amount of our revolving loan and notes payable approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us for a similar duration. The fair value of the Company’s promissory note which has a fixed rate for 5 years, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The fair value of the Company’s convertible notes is disclosed in Note 16, and the Company’s warrant liability and derivative instruments are valued at fair value each reporting period, using level 3 inputs and the Monte-Carlo pricing model. The most significant of the inputs are the stock price, exercise price, contractual term, volatility, and the risk-free rate. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2024 and December 31, 2023.

Amortizable Intangibles and Other Long-lived Assets

The Company’s long-lived assets and other assets consisting of property and equipment and purchased intangible assets, are reviewed for impairment in accordance with the guidance of FASB Topic ASC 360, Property and Equipment. Intangible assets subject to amortization are carried at cost less accumulated amortization and amortized over the estimated useful life in proportion to the economic benefits received. The Company evaluates the recoverability of definite-lived intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. If the Company determines that the carrying value may not be recoverable, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our consolidated reporting results and financial positions.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the long-term accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $254,731 as of June 30, 2024 and December 31, 2023. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of June 30, 2024 and December 31, 2023, the Company had deposits of $14,751,948 and $14,716,652, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company has four customers as of June 30, 2024 and December 31, 2023, who accounted for approximately 86% and 95% of consolidated gross receivables, respectively. Among four customers as of June 30, 2024 and December 31, 2023, each customer accounted for 36%, 23%, 15% and 12% as of June 30, 2024, and 43%, 20%, 16% and 16% as of December 31, 2023 of the consolidated gross receivables outstanding. The Company had four customers in the three months ended June 30, 2024, and three customers in the three months ended June 30, 2023, that accounted for 53%, 14%, 13% and 10%, and 32%, 12% and 10% of the Company’s net revenue, respectively. The Company had four customers in the six months ended June 30, 2024, and three customers in the six months ended June 30, 2023, that accounted for 47%, 14%, 13% and 10%, and 34%, 15% and 10% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of June 30, 2024 and December 31, 2023, the Company had one vendor who accounted for approximately 61% and one vendor who accounted for approximately 69% of consolidated gross payables, respectively. The loss of this vendor could have a significant impact on the Company’s financial performance and regulatory compliance.

The Company had one vendor, SDE, a related party, that accounted for 50% and 44% of the Company’s combined cost of revenues and operating expenses during the three months ended June 30, 2024 and 2023, respectively. Amounts payable to SDE are included in accounts payable - related parties in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. SDE accounted for 57% and 52% of the Company’s combined cost of revenues and operating expenses during the six months ended June 30, 2024 and 2023, respectively. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

Recently Adopted Accounting Pronouncements

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements to amend a variety of topics in the accounting codification by removing references to various FASB concept statements. This accounting standard is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact of adopting the new standard.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $24,982 and $24,769 for the three months ended June 30, 2024 and 2023, respectively and $49,256 and $51,388 for the six months ended June 30, 2024 and 2023, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company did not issue any restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three and six months ended June 30, 2024, and 2023. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of June 30, 2024 there were 4,496,472 shares reserved for issuance under the 2022 Plan.

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

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three or six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or at the time of a release. The Company recognizes revenue over a period based on the estimated service period of the product and additional performance obligations met over time for technical support. Net revenue by timing of recognition during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Over time	$1,165,995	$1,522,493	$2,221,659	$3,458,868
Point in time	20,440,655	8,369,760	33,500,720	19,891,873
Total revenue from contracts with customers:	$21,606,650	$9,892,253	$35,722,379	$23,350,741

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
United States	$18,912,850	$8,363,756	$30,811,457	$20,141,630
International	2,693,800	1,528,497	4,910,922	3,209,111
Total revenue from contracts with customers:	$21,606,650	$9,892,253	$35,722,379	$23,350,741

Platform

Net revenue by platform for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Console	$8,335,305	$3,626,475	$14,338,122	$9,400,065
PC	11,817,742	3,367,369	16,922,466	8,379,549
Mobile	1,132,465	1,508,203	2,095,406	3,226,235
Other	321,138	1,390,206	2,366,385	2,344,892
Total revenue from contracts with customers:	$21,606,650	$9,892,253	$35,722,379	$23,350,741

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Digital	$20,153,047	$6,993,844	$31,260,588	$17,779,614
Mobile	1,132,465	1,508,203	2,095,406	3,226,235
Physical retail and other	321,138	1,390,206	2,366,385	2,344,892
Total revenue from contracts with customers:	$21,606,650	$9,892,253	$35,722,379	$23,350,741

Other Revenues

As discussed in Note 14, the Company recognized the $1.2 million payment related to the Angela Games settlement upon satisfaction of performance obligations included in the contract. This amount is included in other revenues.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of its performance obligations, which were in the ordinary course of business. As of June 30, 2024, the balance of deferred revenue was $40.3 million, of which $39.2 million is due to non-refundable payments. The Company is expecting to recognize $16.9 million of the non-refundable payments in the next 12 months through the platform releases of certain DLCs, $0.6 million upon the launch of Myth of Empires in China, $15.1 million of non-refundable payments in the next 12 to 24 months through the release of DLC’s and additional ARK titles. The remaining $3.9 million of current non-refundable deferred revenues and $2.7 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 60 months, based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of the advance payments received in accordance with the agreement the Company has made with its retail distributor. The Company expects to recognize $1.1 million in fiscal year 2025. Activities in the Company’s deferred revenue as of June 30, 2024 and 2023 were as follows:

	2024	2023
Deferred revenue, beginning balance in advance of revenue recognition billing	$34,316,706	$9,551,446
Revenue recognized	(9,607,237)	(3,874,784)
Revenue deferred	15,608,213	3,109,186
Deferred revenue, ending balance	40,317,682	8,785,848
Less: current portion	(21,451,307)	(4,125,505)
Deferred revenue, long term	$18,866,375	$4,660,343

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $1,118,437 and $1,116,196 as of June 30, 2024 and December 31, 2023, respectively. The amounts of restricted cash and cash equivalents held as of June 30, 2024, are to secure the standby letter of credit with landlords and the amounts of restricted cash and cash equivalents as of June 30, 2023, were held as security for the debt with a financial institution (see Note 11 — Revolving Loan, Short Term Note, and Long-Term Debt) and to secure standby letters of credit with landlords. On June 21, 2023, the Company amended its revolving loan and $5,273,391 of restricted cash and cash equivalents was released. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of June 30, 2024 and 2023:

	2024	2023
Cash and cash equivalents	$15,494,156	$2,960,160
Restricted cash and cash equivalents	1,118,437	1,113,960
Cash and cash equivalents, and restricted cash and cash equivalents	$16,612,593	$4,074,120

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable — related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. To reflect the timing of the offset agreement, a portion of the SDE receivable is presented as a long-term asset. During the six months ended June 30, 2024, the Company made cash payments to SDE in the amount of $26.3 million and anticipates continuing to make cash payment to SDE in future years. As of June 30, 2024 and December 31, 2023, the outstanding balance of net accounts receivable from related party was as follows:

	2024	2023
Accounts receivable – related party	$10,500,592	$13,500,592
Less: accounts payable – related party – SDE	(3,309,694)	(10,946,478)
Net accounts receivable, related party - SDE	7,190,898	2,554,114
Less: accounts receivable – related party, net of current portion	4,500,592	7,500,592
Net accounts receivable (payable), related party, current - SDE	$2,690,306	$(4,946,478)

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

During the six months ended June 30, 2024, the Company made $2.3 million in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2023, the Company prepaid $2.5 million for exclusive license rights for an ARK: Survival Ascended DLC to SDE and $5.5 million in prepaid royalties related to ARK: Survival Ascended DLC’s which have not yet been released. Prepaid expenses — related party consisted of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Prepaid royalties	$7,738,831	$6,086,406
Prepaid licenses	7,500,000	7,500,000
Other prepaids	122,306	242,060
Prepaid expenses - related party, ending balance	15,361,137	13,828,466
Less: short-term portion	(4,151,547)	(6,044,404)
Total prepaid expenses - related party, long-term	$11,209,590	$7,784,062

The amount classified as short-term, as of June 30, 2024, includes prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Other receivables	$810,602	$-
Deferred offering costs	105,411	105,411
Other prepaids	76,517	70,967
Other current assets	297,845	463,315
Total prepaid expenses and other current assets	$1,290,375	$639,693

Other receivables consist of receivables related to Myth of Empires.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,809,214	1,809,214
Furniture and fixtures	411,801	411,801
	9,521,752	9,521,752
Accumulated depreciation	(5,002,578)	(4,839,686)
Property and equipment, net	$4,519,174	$4,682,066

Depreciation and amortization expense was $80,554 and $118,110 for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense was $162,892 and $233,170 for the six months ended June 30, 2024 and 2023, respectively. The Company did not have any disposals in the three or six months ended June 30, 2024 or 2023.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 9 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail and SDE. As of June 30, 2024 and December 31, 2023, the Company had $16,742,358 and $18,147,958, respectively, as accounts payable due to Suzhou Snail; and $4,946,478, as net accounts payable due to SDE as of December 31, 2023, see Note 5 — Accounts Receivable (Payable) — Related Party. During the three months ended June 30, 2024 and 2023, the Company incurred $44,296 and $70,425, respectively as license costs due to Suzhou Snail and included in cost of revenues. During the six months ended June 30, 2024 and 2023, the Company incurred $91,401 and $142,948, respectively as license costs due to Suzhou Snail and included in cost of revenues. In March 2024, the Company entered into an outsource agreement with Suzhou Snail for the research and development of the game Hermes. In consideration, the Company will pay Suzhou Snail twelve equal monthly payments of $253,000, beginning on January 1, 2024. During the three and six months ended June 30, 2024 the Company incurred $759,000 and $1,518,000, respectively, of research and development costs passed through Suzhou Snail, there were no such costs passed through Suzhou Snail during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2024, respectively, there were $1,265,000 and $3,015,000 in payments to Suzhou Snail for royalties and research and development costs. Accounts payable – related parties consisted of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Accounts payable - Suzhou	$54,357,270	$55,762,870
Less: accounts receivable - Suzhou	(37,614,912)	(37,614,912)
Accounts payable - SDE	-	4,946,478
Total accounts payable – related parties	$16,742,358	$23,094,436

NOTE 10 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal are due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $104,751 and $103,753, as of June 30, 2024 and December 31, 2023, respectively. The Company earned $499 and $499 in interest on the related party loans receivable during the three months ended June 30, 2024 and 2023, respectively. The Company earned $997 and $992 in interest on the related party loans receivable during the six months ended June 30, 2024 and 2023, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 11 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	June 30, 2024	December 31, 2023
2021 Revolving Loan - On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance from $9,000,000 to $6,000,000. The amended revolver matures on December 31, 2024 and has an annual interest rate equal to the prime rate less 0.25%. At June 30, 2024, the interest rate on this loan was 8.25%. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt service coverage ratio for the trailing twelve month period ended June 30, 2024 and received a waiver for the debt service coverage ratio requirement for the period ended June 30, 2024.	$3,000,000	$6,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. The loan is secured by the Company’s building, with a carrying value of $4.2 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt service coverage ratio for the trailing twelve month period ended June 30, 2024 and received a waiver for the debt service coverage ratio requirement for the period ended June 30, 2024.	2,771,040	2,811,923
2022 Short Term Note - On January 26, 2022, the Company amended its revolving loan and long-term debt agreements to obtain an additional note with a principal balance of $10,000,000 which was originally set to mature on January 26, 2023. Interest was equal to the higher of 3.75% or the Wall Street Journal Prime Rate plus 0.50%. The loan was secured by the Company’s assets. In the event of a default, all outstanding amounts under the note would bear interest at a default rate equal to 5% over the note rate. Debt covenants of this loan required the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and would be measured quarterly. In November 2022, the maturity was extended to January 26, 2024 and at December 31, 2023, the interest rate on this loan was 8.25%. The Company repaid the balance of $833,333 during the six month period ended June 30, 2024.	-	833,333
2023 Convertible Notes – On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes had an interest rate of 7.5%, were paid in consecutive monthly installments beginning February 24, 2024 and matured on May 24, 2024. In the event of a default the interest rate was to be increased to the lower of 16% per annum or the highest amount permitted by applicable law. The Company had the option to prepay the notes at any time and the note holders had the option to convert the notes, in whole or in part, at any time. The Company recognized a discount of $678,254 on the notes to account for the stated discount, the fair value of the warrants issued in connection with the notes and the costs of issuance. The discount is amortized using the effective interest rate of 103.4%. The Company repaid $1,020,000 of the balance, and the investors converted $60,000 of the debt into class A common stock, during the six month period ended June 30, 2024.	-	1,080,000
2023 Note Payable – In July 2023, the Company entered into a cooperation agreement with its internet, server and datacenter vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds are repaid based on 20% of the gross monthly ARK: Survival Ascended revenues. The Company has imputed interest at 8.0% on draws made. If in default, the interest rate is levied on the outstanding balances at a rate of 12.0% per annum. The Company repaid the balance of $1.5 million during the six month period ended June 30, 2024.	-	1,500,000
Total debt	5,771,040	12,225,256
Less: discount on convertible notes	-	282,639
Less: current portion of promissory note	2,771,040	2,811,923
Less: revolving loan	3,000,000	6,000,000
Less: notes payable	-	2,333,333
Less: convertible notes, net of discount	-	797,361
Total long-term debt	$-	$-

Total interest expense for the above debt and revolver loan amounted to $142,295 and $294,749 for the three months ended June 30, 2024 and 2023, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $45,931 and $11,814 are included as part of interest expense for the three months ended June 30, 2024 and 2023, respectively. Total interest expense for the above debt and revolver loan amounted to $538,259 and $588,994 for the six months ended June 30, 2024 and 2023, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $340,614 and $20,726 are included as part of interest expense for the six months ended June 30, 2024 and 2023, respectively. The Company has a weighted average interest rate of 6.0% and 8.1% on its short-term obligations as of June 30, 2024 and December 31, 2023, respectively. The Company is in compliance with, or received waivers for, its debt covenant requirement of maintaining a 1.5 to 1 ratio of trailing twelve month EBITDA to the previous twelve months principal and interest payments on all debt maintained with the lender, as of June 30, 2024 and December 31, 2023. Due to the failure to comply with the debt covenant, the Company has classified the long-term portion of its promissory note as current.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt as of June 30, 2024:

Years ending December 31,	Amount
Remainder of 2024	$3,048,492
2025	86,013
2026	89,115
2027	92,329
2028	95,414
Thereafter	2,359,677
$5,771,040

NOTE 12 – INCOME TAXES

The Company recognized an income tax expense of $589,512 and income tax benefit of $1,081,887 for the three months ended June 30, 2024 and 2023, respectively. The income tax expense of $111,562 and income tax benefit of $1,887,705 for the six months ended June 30, 2024 and 2023, respectively, reflects a tax rate of 19% and 21%, respectively. As of June 30, 2024, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and permanent differences.

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

In the Company’s ordinary course of business the Internal Revenue Service (“IRS”) and other taxing authorities may examine various years of the Company’s tax filings. The Company’s 2022 fiscal year is currently under examination by the IRS. During the examination the Company may receive proposed adjustments that could be material. There are currently no settlements that the Company believes will be more likely than not to require settlement and thus no liability has been accrued.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 13 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of June 30, 2024 and December 31, 2023, the Company’s net operating lease right-of-use assets amounted to $1,831,269 and $2,440,690, respectively. The Company had variable lease payments of approximately $34,840 and $15,295 during the three months ended June 30, 2024 and 2023, respectively, and approximately $62,171 and $39,805 during the six months ended June 30, 2024 and 2023, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating lease costs	$399,997	$381,300	$796,512	$778,862

Supplemental information related to operating leases for lease liabilities as of June 30, 2024 and June 30, 2023, is as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$801,327	$770,508
Weighted average remaining lease term	1.4 years	2.4 years
Weighted average discount rate	5.00%	5.00%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of June 30, 2024 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
Remainder of 2024	$809,518	$43,547	$765,971
2025	1,453,784	28,290	1,425,494
Thereafter	—	—	—
Total future lease payments	$2,263,302	$71,837	$2,191,465

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

On September 8, 2023, the Company entered into a settlement agreement with Angela Game. The settlement agreement includes an upfront payment from Angela Game to the Company plus ongoing payments. The upfront payment of $1.2 million was recorded as deferred revenue as of December 31, 2023, and recognized upon the satisfaction of performance obligations during the six months ended June 30, 2024.

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Co-Chief Executive Officer, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County. Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. Snail Games USA Inc. disputes the allegations and the amount of damages. The Company has responded to the complaint with an answer and cross-complaint. The cross-complaint seeks return for the $130,000 security deposit. The landlord has answered and denied the allegations of the cross-complaint. The Company intends to vigorously defend against the claims asserted. Trial is presently scheduled to commence in May 2025.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 15 –EARNINGS (LOSS) PER SHARE

The Company uses the two class method to compute its basic earnings (loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”). The following table summarizes the computations of basic EPS and diluted EPS. The allocation of earnings between Class A and Class B shares is based on their respective economic rights to the undistributed earnings of the Company. Basic EPS is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur using the treasury stock and if-converted methods. The restricted stock units, underwriters warrants and warrants issued in connection with the equity line of credit were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect for the three and six months ended June 30, 2024 and 2023. The convertible notes were excluded from the if-converted method computation of diluted shares as their inclusion would have had an anti-dilutive effect for the three and six months ended June 30, 2024 and 2023. The converted shares excluded from the if-converted method due to their ani-dilutive effects were 641,206 and 1,361,452 for the three and six months ended June 30, 2024, respectively. The Company excluded restricted stock units of 1,175,790 and 1,200,581 from the treasury stock method for the three and six months ended June 30, 2024 and 2023, respectively, due to their anti-dilutive effects. The Company excluded the underwriters warrants to purchase 120,000 shares from the treasury stock method for the three and six months ended June 30, 2024 and 2023, due to their anti-dilutive effects. The Company excluded the equity line of credit warrants to purchase 367,647 shares from the treasury stock method for the three and six months ended June 30, 2024 and 2023, due to their anti-dilutive effects. The equity line of credit warrants have an exercise price higher than that of the Company’s common stock average market price for the three and six months ended June 30, 2024 and 2023. The following table provides a reconciliation of the weighted average number of shares used in the calculation of Basic and Diluted EPS.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$489,379	$(879,665)	$103,656	$(1,522,005)
Net income (loss) attributable to Class B common stockholders	1,766,772	(3,199,766)	373,166	(5,528,804)
Total net income (loss) attributable to Snail Inc.	$2,256,151	$(4,079,431)	$476,822	$(7,050,809)
Class A weighted average shares outstanding - basic	8,013,634	7,901,145	7,985,631	7,914,096
Class B weighted average shares outstanding - basic	28,748,580	28,748,580	28,748,580	28,748,580
Class A and B basic earnings (loss) per share	$0.06	$(0.11)	$0.01	$(0.19)

Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$463,249	$(879,665)	$79,116	$(1,522,005)
Net income (loss) attributable to Class B common stockholders	$1,673,031	$(3,199,766)	$284,821	$(5,528,804)
Class A weighted average shares outstanding - basic	8,013,634	7,901,145	7,985,631	7,914,096
Dilutive effects of common stock equivalents	182,695	-	239,394	-
Class A weighted average shares outstanding - diluted	8,196,329	7,901,145	8,225,025	7,914,096
Class B weighted average shares outstanding - basic	28,748,580	28,748,580	28,748,580	28,748,580
Dilutive effects of common stock equivalents	-	-	-	-
Class B weighted average shares outstanding - diluted	28,748,580	28,748,580	28,748,580	28,748,580
Diluted earnings (loss) per Class A share	$0.06	$(0.11)	$0.01	$(0.19)
Diluted earnings (loss) per Class B share	$0.06	$(0.11)	$0.01	$(0.19)

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

The Convertible Notes carry an original issue discount of approximately 7.4%, bear interest at a rate of 7.5% per annum (16% per annum in case of an event of default), are repayable in equal consecutive monthly installments that began in February 2024 and matured on May 24, 2024 (the “Maturity Date”).

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

Subject to certain ownership limitations, starting three months after their issuance, the Convertible Notes could be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price equal to 90% (85% in case of an event of default) of the average of the three the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the ten (10) trading days period prior the receipt of the notice of conversion. The conversion price may be adjusted if the Company issues a qualifying security at a lower price than the then conversion price.

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

The Company determined that the Convertible Notes included features that required bifurcation from the debt host and met the criteria to be accounted for as a derivative liability that is accounted for at fair value. On the date of issuance, the compound derivative had an estimated fair value that was not significant due to the remoteness of the events that would trigger the redemption features. The derivative liability uses level 3 inputs, is to be measured at fair value each reporting date with change in fair value being reported in other income. The change in fair value during the three and six months ended June 30, 2024, was not significant and as such, was not recorded.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The difference of $525,754 between the allocated proceeds to the Convertible Notes and the aggregate principal amount will be accreted during the life of the notes. Additionally, $152,500 of transaction costs incurred by the Company were recorded as debt discount. As of June 30, 2024 the Company has repaid the balance of the convertible notes.

The following is a summary of the Convertible Notes as of December 31, 2023:

	Principal	Unamortized debt discount and issuance	Net carrying	Fair value
	Amount	costs	amount	Amount	Levelling
Convertible Notes	$860,910	$(63,549)	$797,361	$536,170	Level 3

The debt discount was amortized to interest expense over the maturity period using the effective interest method at a rate of 103.4%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. For the three months ended June 30, 2024, the Company recognized $56,613 of interest expense related to the Convertible Notes, comprising of $4,378 of contractual interest expense, $40,560 in accretion and $11,675 of amortization of debt discount and issuance costs. For the six months ended June 30, 2024, the Company recognized $309,433 of interest expense related to the Convertible Notes, comprising of $22,725 of contractual interest expense, $222,628 in accretion and $64,080 of amortization of debt discount and issuance costs.

During the six months ended June 30, 2024 the Company repaid $1,071,750 of principal and accrued interest and the investors converted $60,000 of principal into 71,460 shares of Class A common stock.

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

Due to their adjustment provisions, the warrants are classified as a liability on the condensed consolidated balance sheet. The fair value of the warrants at issuance has been estimated using a Monte-Carlo model and the following significant inputs:

	Issuance date	June 30, 2024
Stock price	$1.35	$.86
Exercise price	$1.89	$.84
Contractual term (years)	5.0	4.15
Volatility	60.0%	50.0%
Risk-free rate	4.39%	4.41%

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income (expense). The measured fair value may be uncertain due to the use of unobservable inputs. At June 30, 2024 and December 31, 2023, the fair value of the warrant liability was $337,389 and $480,281, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three and six months ended June 30, 2024, amounted to income of $147,993 and $142,892, respectively, included in other income in our condensed consolidated statements of operations and comprehensive income (loss) and in changes in accrued expenses and other liabilities in our condensed consolidated statements of cash flows.

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

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants at issuance has been estimated using a Monte-Carlo model and the following significant inputs:

	Issuance date	June 30, 2024
Stock price	$1.35	$.86
Exercise price	$1.50	$1.50
Contractual term (years)	5.0	4.15
Volatility	40.0%	60.0%
Risk-free rate	5.49%	4.41%

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At June 30, 2024 and December 31, 2023, the fair value of the warrant liability was $73,953 and $103,767, respectively, and included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three and six months ended June 30, 2024 amounted to income of $20,194 and $29,814, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss) and in changes in accrued expenses and other liabilities in our condensed consolidated statements of cash flows.

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units activity with directors for the six months ended June 30, 2024 and 2023.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	43,478	$1.38
Granted	—	—
Vested	(21,739)	(1.38)
Forfeited or cancelled	—	—
Outstanding as of June 30, 2024	21,739	$1.38

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2023	24,000	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of June 30, 2023	24,000	$5.00

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the six months ended June 30, 2024 and 2023.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	1,165,247	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(11,196)	(5.00)
Outstanding as of June 30, 2024	1,154,051	$5.00

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2023	1,197,552	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(20,971)	(5.00)
Outstanding as of June 30, 2023	1,176,581	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

All share repurchases settled in the six months ended June 30, 2023 were open market transactions. As of June 30, 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the six months ended June 30, 2024. During the six months ended June 30, 2023, 152,626 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $0.3 million. The average price paid per share during the six months ended June 30, 2023 was $1.68.

Stock-Based Compensation Expense

During the six months ended June 30, 2024, the Company determined that it is probable that the Company will not meet the performance-based milestones required by the RSU’s granted to employees. Accordingly, the Company has reversed the previously recognized compensation expense related to RSU’s. Stock-based compensation expense (income) resulting from RSUs and PSUs of ($848,685) and $369,301 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense (income) resulting from PSUs of ($63,208) and $16,064 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Company recognized approximately $181,230 of deferred income tax expense, and $82,877 of deferred income tax benefit, respectively, related to our stock-based compensation expense.

As of June 30, 2024, our total unrecognized compensation cost related to RSUs and PSUs was approximately $1.0 million and is expected to be recognized over a weighted-average service period of 2.1 years.

NOTE 17 – SUBSEQUENT EVENTS

●	In July 2024, the Company entered into a software development, publishing and distribution agreement with Suzhou Snail, a related party. Under the terms of the contract Suzhou Snail will develop a game for distribution by the Company. The Company will pay $4.5 million in milestone payments during the development phase and an ongoing royalty on sales of the game.

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

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 92.7 million console and PC installs through June 30, 2024 and repeated releases within the top-25 selling games on the Steam platform. See below for discussion of key performance metrics and non-GAAP measures. In the three and six months ended June 30, 2024, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 218,241 and 213,691 daily active users (“DAUs”) on the Steam and Epic platforms, respectively, as compared to 240,522 and 258,245 in the three and six months ended June 30, 2023, respectively. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended June 30, 2024 and 2023, we generated 77.2% and 83.0%, respectively, of our revenues from the ARK franchise. For the six months ended June 30, 2024 and 2023, we generated 77.7% and 87.1%, respectively, of our revenues from the ARK franchise.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through June 30, 2024, our ARK franchise game has been played for 3.7 billion hours with an average playing time per user of 161 hours and with the top 21.1% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended June 30, 2024 and 2023, our net revenue was $21.6 million and $9.9 million, respectively. For the six months ended June 30, 2024 and 2023, our net revenue was $35.7 million and $23.4 million, respectively. During the three months ended June 30, 2024, approximately 38.6% of our revenue came from consoles, 54.7% from PC and 5.2% from mobile platforms as compared to 36.7% from consoles, 34.0% from PC and 15.2% from mobile platforms during the three months ended June 30, 2023. During the six months ended June 30, 2024, approximately 40.1% of our revenue came from consoles, 47.4% from PC and 5.9% from mobile platforms as compared to 40.3% from consoles, 35.9% from PC and 13.8% from mobile platforms during the six months ended June 30, 2023. We had a net income of $2.3 and a net loss of $4.1 million, for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 we had a net income of $0.5 million, as compared to net loss of $7.1 million for the six months ended June 30, 2023.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

Investments in our content strategy

We continuously evaluate and invest in content strategy to improve and innovate our games and features and to develop current technological platforms. We are currently actively investing in expanding our gaming pipeline as well as developing media and eSports content related to our gaming intellectual property. We also continue to invest to grow our micro-influencer platform, NOIZ, by attracting new influencers and brand customers. We have established a new division internally under the Interactive Films brand. This division will focus on creating content in the Vertical Short segment of the digital entertainment market.

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 47.6 million units between January 1, 2016 and June 30, 2024. During the three months ended June 30, 2024, we sold 1.3 million units compared to 1.0 million in the three months ended June 30, 2023. During the six months ended June 30, 2024, we sold 2.4 million units compared to 2.7 million in the six months ended June 30, 2023. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

Investments in our technology platform

We are focused on innovation and technology leadership in order to maintain our competitive advantage. We spend a portion of our capital on our research and development platform to continuously improve our technological offerings and gaming platform. Our proprietary video game technology includes a versatile game engine, development pipeline tools, advanced rendering technology and advanced server and network operations. Continued investment in improving the technology behind our existing gaming platforms as well as developing new software tools for new product offerings is important to maintaining our strategic goals, developer and creator talent, and financial objectives. For us to continue providing cutting-edge technology to our users and bringing digital interactive entertainment to market, we must also continue to invest in developmental and creative resources. For our users, we regularly invest in user-friendly features and enhance user experience in our games and platforms. As our industry moves towards increased use of cloud gaming and gaming as a service technology, our ability to bring interactive technologies to market will be an increasingly important part of our business. To accompany our entry into the Vertical Shorts market, we are currently developing a distribution platform. Once launched, users will be able to access the content on demand.

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

Recent Developments

On June 27, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last thirty (30) consecutive business days (From May 10, 2024 to June 26, 2024), the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until December 24, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for the common stock closes at $1.00 or more for a minimum of ten (10) consecutive business days, the Staff will provide written notification to the Company that it complies with the Bid Price Rule and the matter will be closed.

In the event that we do not regain compliance by the Compliance Date, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Rule, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days to cure the deficiency. However, if it appears to Staff that we will not be able to cure the deficiency, or if we are not otherwise eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which may include effecting a reverse stock split. While we intend to take definitive steps to comply with all applicable conditions and criteria for continued listing on Nasdaq, there can be no assurances, however, that we will be able to do so. If we do not satisfy the continued listing requirements of the Nasdaq, including compliance with the Bid Price Rule, within the time frame granted by Nasdaq, our common stock will be delisted from the Nasdaq.

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

	Three months ended June 30,				Six months ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(in millions)
Units Sold(1)	1.3	1.0	0.3	33.5%	2.4	2.7	(0.3)	(9.9)%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units sold increased during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, by 0.3 million units, or 33.5%. The Company’s units sold increased primarily due to an increase in ARK units sold of 0.1 million units, a result of the release of ARK: Survival Ascended and Bob’s Tall Tales, and 0.2 million units from the release of Bellwright during the three months ended June 30, 2024. Units sold decreased during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, by 0.3 million units, or 9.9%. Units sold of ARK: Survival Evolved decreased by 1.5 million units, partially offset by an increase in ARK: Survival Ascended units sold of 1.0 million and an increase in Bellwright sales of 0.2 million units.

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

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions)
Total net revenue	$21.6	$9.9	$11.7	118.4%	$35.7	$23.4	$12.3	53.0%
Change in deferred net revenue	1.3	(0.6)	1.9	307.9%	6.7	(0.8)	7.5	980.7%
Bookings	$22.9	$9.3	$13.6	146.7%	$42.4	$22.6	$19.8	88.0%

For the three months ended June 30, 2024, bookings increased by $13.6 million, or 146.7%, compared to the three months ended June 30, 2023, because of the release of ARK: Survival Ascended in the fourth quarter of 2023, and the release of Bobs Tall Tales and Bellwright along with the ARK: Survival Ascended DLC, Scorched Earth in April 2024. In addition to increased sales of the aforementioned titles, the Company deferred approximately $7.1 million in revenues during the three months ended June 30, 2024 for the ARK: Survival Ascended DLC’s and parts of Bobs Tall Tales which have not yet released; partially offset by the recognition of $5.6 million for the release of Scorched Earth.

For the six months ended June 30, 2024, bookings increased by $19.8 million, or 88.0%, compared to the six months ended June 30, 2023, because of the release of ARK: Survival Ascended in the fourth quarter of 2023, and the release of Bobs Tall Tales and Bellwright along with the ARK: Survival Ascended DLC, Scorched Earth in April 2024. In addition to increased sales of the aforementioned titles, the Company deferred approximately $12.7 million in revenues during the six months ended June 30, 2024 for the ARK: Survival Ascended DLC’s and parts of Bobs Tall Tales which have not yet released; partially offset by the recognition of $5.6 million for the release of Scorched Earth.

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

Below is a reconciliation of net loss to EBITDA, the closest GAAP financial measure.

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions)
Net income (loss)	$2.3	$(4.1)	$6.4	155.2%	$0.5	$(7.1)	$7.6	106.7%
Interest income and interest income – related parties	(0.1)	-	(0.1)	221.8%	(0.2)	(0.1)	(0.1)	216.8%
Interest expense and interest expense – related parties	0.2	0.3	(0.1)	-52.0%	0.6	0.6	-	-8.9%
Provision for (benefit from) income taxes	0.6	(1.1)	1.7	-154.5%	0.1	(1.9)	2.0	-105.9%
Depreciation and amortization expense, property and equipment	0.1	0.1	-	-25.5%	0.2	0.2	-	-27.0%
EBITDA	$3.1	$(4.8)	$7.9	162.8%	$1.2	$(8.3)	$9.5	113.7%

For the three months ended June 30, 2024, EBITDA increased by $7.9 million, or 162.8%, compared to the three months ended June 30, 2023, primarily because of an increase in net income of $6.4 million and a decrease in the benefit from income taxes of $1.7 million.

For the six months ended June 30, 2024, EBITDA increased by $9.5 million, or 113.7%, compared to the six months ended June 30, 2023, primarily because of an increase in net income of $7.6 million and a decrease in the benefit from income taxes of $2.0 million.

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

Our net revenues through our current period top four platform providers as a proportion of our total net revenue for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions)
Platform 1	$11.7	$3.2	$8.5	265.9%	$16.7	$8.0	$8.7	109.1%
Platform 2	2.9	1.2	1.7	148.0%	5.0	3.6	1.4	39.1%
Platform 3	5.0	1.7	3.3	188.1%	8.4	3.9	4.5	114.0%
Platform 4	0.4	0.7	(0.3)	-40.4%	1.0	1.9	(0.9)	-48.8%
All Other Revenue	1.6	3.1	(1.5)	-48.4%	4.6	6.0	(1.4)	-21.2%
Total	$21.6	$9.9	$11.7	118.4%	$35.7	$23.4	$12.3	53.0%

We expect changes in revenue to correlate with trends in the use and purchase of our games. The increase in net revenues of Platforms 1, 2 and 3 during the three and six months ended June 30, 2024 from 2023 was due to increased sales from the release of ARK: Survival Ascended, Scorched Earth, Bellwright and Myth of Empires. The decrease in net revenues of Platform 4 was due to ARK: Survival Ascended not yet being launched on Platform 4 as of June 30, 2024.

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

Provision for (benefit from) income taxes

The benefit from income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 19% differed from the federal statutory rate of 21% due to permanent differences and state taxes.

Results of Operations

Comparison of the three months ended June 30, 2024 versus the three months ended June 30, 2023

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Revenues, net	$21.6	$9.9	$11.7	118.4%
Cost of revenues	13.5	9.3	4.2	44.6%
Gross profit	8.1	0.6	7.5	1,356.0%
Operating expenses:
General and administrative	2.8	4.0	(1.2)	(29.0)%
Research and development	1.9	1.2	0.7	55.0%
Advertising and marketing	0.7	0.2	0.5	312.5%
Depreciation and amortization	0.1	0.1	-	(31.8)%
Total operating expenses	5.5	5.5	-	0.1%
Income (loss) from operations	$2.6	$(4.9)	$7.5	154.9%

Revenues

Net revenues for the three months ended June 30, 2024 increased by $11.7 million, or 118.4%, compared to the three months ended June 30, 2023. The increase in net revenues was due to an increase in total Ark sales of $10.0 million, an increase in sales of the Company’s other games of $3.9 million driven by the release of Bellwright, partially offset by a decrease in Ark Mobile sales of $0.3 million and an increase in deferred revenues of $1.9 million related to the Ark franchise.

Cost of revenues

Cost of revenues for the three months ended June 30, 2024 increased by $4.2 million, or 44.6%, compared to the three months ended June 30, 2023.

Cost of revenues for the three months ended June 30, 2024 and 2023 comprised the following:

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Software license royalties - related parties	$4.7	$1.9	$2.8	144.3%
Software license royalties	0.1	0.3	(0.2)	(75.1)%
License and amortization - related parties	6.0	4.9	1.1	23.4%
Merchant fees	0.2	0.3	(0.1)	(36.9)%
Engine fees	1.3	0.3	1.0	357.8%
Internet, server and data center	1.2	1.6	(0.4)	(23.6)%
Total:	$13.5	$9.3	$4.2	44.6%

The increase in cost of revenues for the three months ended June 30, 2024 was due to an increase of $2.8 million in software license royalties – related parties, a result of increased ARK sales, an increase of $1.1 million in license and amortization – related parties due to the increased license fee paid to SDE partially offset by a lower depreciable base of intangible assets in 2024, an increase in engine fees of $1.0 million, partially offset by decreased internet, server and data center fees of $0.4 million and a decrease in software license royalties of $0.2 million.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2024 decreased by $1.2 million, or 29.0%, compared to the three months ended June 30, 2023. The decrease in general and administrative expenses was due to a decrease in legal and professional expenses of $0.4 million, a decrease in administrative internet and server costs of $0.1 million, a decrease in insurance expenses of $0.1 million, a decrease in salaries and wages of $0.3 million due to a lower amount of expensed stock based compensation, and a decrease in expenses of $0.2 million for SEC filing fees, investor relations, NASDAQ listing fees and compliance expenses.

Research and development expenses

Research and development expenses for the three months ended June 30, 2024 increased by $0.7 million, or 55.0%, compared to the three months ended June 30, 2023. The increase in research and development expenses was due to the outsourced development of Hermes paid through Suzhou Snail.

Advertising and marketing expenses

Advertising and marketing expenses for the three months ended June 30, 2024 increased by $0.5 million, or 312.5%, compared to the three months ended June 30, 2023. The increase in advertising and marketing expenses was due to increased advertising campaigns for the launch of ARK: Survival Ascended, its DLC release Scorched Earth, add-on content Bobs Tall Tales, and Bellwright.

Other Factors Affecting Net Income (Loss)

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Interest income	$0.1	$-	$0.1	227.4%
Interest expense	(0.1)	(0.3)	0.2	52.0%
Other income	0.2	-	0.2	100.0%
Income tax (provision) benefit	(0.6)	1.1	(1.7)	(154.5)%

Interest income

Interest income was $0.1 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase was due to the balance of our cash deposits being higher on average during the three months ended June 30, 2024.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense decreased by $0.2 million for the three months ended June 30, 2024 because of lower average debt during the three months ended June 30, 2024.

Other income

Other income increased by $0.2 million for the three months ended June 30, 2024, in comparison to the three months ended June 30, 2023. The increase is due to the recognition of $0.2 million in other income for the revaluation of the Company’s outstanding warrant liabilities.

Provision for (benefit from) income taxes

The Company had an income tax provision of $0.6 million for the three months ended June 30, 2024 and a benefit of $1.1 million for the three months ended June 30, 2023. Our effective income tax rate was 21% during both periods.

Comparison of the six months ended June 30, 2024 versus the six months ended June 30, 2023

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Revenues, net	$35.7	$23.4	$12.3	53.0%
Cost of revenues	25.5	20.2	5.3	26.5%
Gross profit	10.2	3.2	7.0	222.7%
Operating expenses:
General and administrative	5.1	8.5	(3.4)	(40.0)%
Research and development	3.6	2.6	1.0	41.3%
Advertising and marketing	0.8	0.3	0.5	206.1%
Depreciation and amortization	0.2	0.2	-	(30.1)%
Total operating expenses	9.7	11.6	(1.9)	(15.9)%
Income (loss) from operations	$0.5	$(8.4)	$8.9	105.5%

Revenues

Net revenues for the six months ended June 30, 2024 increased by $12.3 million, or 53%, compared to the six months ended June 30, 2023. The increase in net revenues was due to an increase in total Ark sales of $15.1 million, an increase due to the recognition of $1.2 million payment related to the Angela Games settlement and recognized upon satisfaction of performance obligations included in the contract, an increase in sales of the Company’s other games of $4.5 million, partially offset by a decrease in Ark Mobile sales of $0.9 million and an increase in deferred revenues of $7.5 million related to the Ark franchise.

Cost of revenues

Cost of revenues for the six months ended June 30, 2024 increased by $5.3 million, or 26.5%, compared to the six months ended June 30, 2023.

Cost of revenues for the six months ended June 30, 2024 and 2023 comprised the following:

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Software license royalties - related parties	$7.9	$4.8	$3.1	66.3%
Software license royalties	0.2	0.6	(0.4)	(62.7)%
License and amortization - related parties	12.0	10.1	1.9	19.3%
Merchant fees	0.5	0.8	(0.3)	(45.4)%
Engine fees	2.3	0.7	1.6	221.1%
Internet, server and data center	2.6	3.2	(0.6)	(16.5)%
Total:	$25.5	$20.2	$5.3	26.5%

The increase in cost of revenues for the six months ended June 30, 2024 was due to an increase of $3.1 million in software license royalties – related parties, a result of increased ARK sales, an increase of $1.9 million in license and amortization – related parties due to the increased license fee paid to SDE partially offset by a lower depreciable base of intangible assets in 2024, an increase in engine fees of $1.6 million, partially offset by decreased internet, server and data center fees of $0.6 million, a decrease in merchant fees of $0.3 million and a decrease in software license royalties of $0.4 million.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2024 decreased by $3.4 million, or 40.0%, compared to the six months ended June 30, 2023. The decrease in general and administrative expenses was due to a decrease in legal and professional expenses of $1.3 million, a decrease in administrative internet and server costs of $0.3 million, a decrease in salaries and wages of $1.3 million due to the reversal of previously expensed stock based compensation, and a decrease in expenses of $0.4 million for SEC filing fees, investor relations, NASDAQ listing fees and compliance expenses.

Research and development expenses

Research and development expenses for the six months ended June 30, 2024 increased by $1.0 million, or 41.3%, compared to the six months ended June 30, 2023. The increase in research and development expenses was due to the outsourced development of Hermes paid through Suzhou Snail.

Advertising and marketing expenses

Advertising and marketing expenses for the six months ended June 30, 2024 increased by $0.5 million, or 206.1%, compared to the six months ended June 30, 2023. The increase in advertising and marketing expenses was due to increased advertising campaigns for the launch of ARK: Survival Ascended, its DLC release Scorched Earth, add-on content Bobs Tall Tales, and Bellwright.

Other Factors Affecting Net Income (Loss)

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Interest income	$0.2	$0.1	$0.1	221.0%
Interest expense	(0.5)	(0.6)	0.1	(8.9)%
Other income	0.5	-	0.5	5,668.7%
Income tax (provision) benefit	(0.1)	1.9	(2.0)	(105.9)%

Interest income

Interest income was $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase was due to the balance of the of our cash deposits being higher on average during the six months ended June 30, 2024.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense decreased by $0.1 million for the six months ended June 30, 2024 because of the Company having a lower average debt balance during the six months ended June 30, 2024.

Other income

Other income increased by $0.5 million for the six months ended June 30, 2024, in comparison to the six months ended June 30, 2023. The increase is due to the recognition of litigation revenues due to a revenue share agreement that was the result of the litigation settlement and revaluation of the Company’s outstanding warrant liabilities.

Provision for (benefit from) income taxes

The Company had an income tax provision of $0.1 million for the six months ended June 30, 2024 and a benefit of $1.9 million for the six months ended June 30, 2023. Our effective income tax rate was 19% and 21% during the six months ended June 30, 2024 and 2023, respectively.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $15.5 million and $15.2 million as of June 30, 2024 and December 31, 2023, respectively.

Our restricted cash and cash equivalents were $1.1 million as of June 30, 2024 and December 31, 2023. Our restricted cash primarily consists of time deposits and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of June 30, 2024, our 2021 Revolving Loan has a balance of $3.0 million and is due in December 2024. The Company has repaid its Convertible Notes balance of $1.1 million, its $1.5 million financing arrangement, and the remaining $0.8 million of its short term notes balance during the six months ended June 30, 2024. In concurrence with the registration of the convertible notes shares the Company registered shares for distribution in an equity line of credit. The Company has the right, but not the obligation, to sell up to $5.0 million in Class A common stock to the investor. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan and to negotiate a new Short Term Note. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan or obtain a new short term note with the lender at terms acceptable to us or at all. Currently, we expect that we will not be in compliance with our quarterly debt covenant for the three months ending September 30, 2024. We are working with the lender to resolve the expected non-compliance with the debt covenant.

The Company has raised capital through the issuance of the convertible notes, equity line of credit, a short term financing arrangement with the Company’s internet and data center (“IDC”) vendor, and the distribution agreement entered into with our retail partner which provided advanced royalties. We may need to raise additional capital and issue registered shares to draw on an equity line of credit if needed. The need for additional capital depends on many factors, including, among other things, whether we can successfully renegotiate the terms of our debt arrangements, the rate at which our business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. We cannot provide assurance that we will be able to successfully access any such equity or debt financings, that the required equity or debt financings would be available on terms acceptable to us, if at all, or that any such financings would not be dilutive to our stockholders.

Our current unrestricted cash position of approximately $15.5 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Net cash flows provided by (used in) operating activities	$7.0	$(8.9)	$15.9	178.7%
Net cash flows used in financing activities	(6.7)	(6.3)	(0.4)	(5.5)%
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$0.3	$(15.2)	$15.5	102.2%

Operating activities

Net cash flows provided by (used in) operating activities for the six months ended June 30, 2024 increased $15.9 million as compared to the six months ended June 30, 2023, which resulted primarily from an increase in deferred revenues of $6.8 million, a decrease in accounts receivable and accounts receivable - related party of $15.8 million, an increase in net income of $7.6 million, partially offset by a decrease in accounts payable and accounts payable – related parties of $12.2 million, a decrease in accrued expenses of $1.9 million, and a decrease in noncash reconciling items of $0.2 million.

The Company had a net income of $0.5 million, and a net loss of $7.1 million, for the six months ended June 30, 2024 and 2023, respectively, representing an increase of $7.6 million. The increase was primarily due to an increase in net revenue of $12.4 million, decreased general and administrative expenses of $3.4 million, an increase in other income of $0.5 million, an increase in interest income of $0.1 million, partially offset by increased research and development costs of $1.1 million, increased costs of revenues of $5.1 million, increased interest expenses of $0.1 million, and a decrease in income tax benefit of $2.0 million.

Non-cash reconciling items were ($0.4) million and ($0.2) million for the six months ended June 30, 2024 and 2023, respectively, representing a decrease of $0.2 million. The decrease in the non-cash reconciling items was due to a decrease in amortization of intangible assets of $1.1 million, a decrease in stock based compensation expense of $1.3 million, partially offset by an increase in deferred taxes of $1.9 million, and an increase in accretion expense of $0.2 million.

Our accounts receivable - related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of June 30, 2024 and December 31, 2023, the net outstanding balances of receivables due from SDE were $10.5 million and $13.5 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within the next two fiscal years and intend to exercise all legally available means of collection. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5- Accounts Receivable - Related Party to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Financing activities

Net cash flows used in financing activities for the six months ended June 30, 2024 were $6.7 million compared to $6.3 million for the six months ended June 30, 2023. Financing activities for the six months ended June 30, 2024 included $6.4 million in debt payments and $0.3 million in payments of capitalized offering costs in accounts payable. Financing activities for the six months ended June 30, 2023 included debt repayments of $6.0 million, the purchases of treasury stock in the amount of $0.3 million, and $0.1 million in payments of capitalized offering costs.

Registered Offering

In September 2022, we filed a Form S-1 Registration Statement with the United States Securities and Exchange Commission in connection with our IPO. As of the effective date of the Registration Statement, we became the parent company of Snail Games USA and a holding company, with our principal asset consisting of all the shares of common stock of Snail Games USA.

In the IPO, we issued 3,000,000 shares of our Class A common stock and net proceeds from the issuance were distributed to Snail Games USA in November 2022 in the amount of $12.0 million. In connection with the IPO, $1.0 million of the net proceeds were remitted to an escrow account which was held to provide a source of funding for our indemnification obligations to the underwriters. The amount in escrow was released to the Company in November 2023 and is reported as part of unrestricted cash and cash equivalents as of June 30, 2024 and December 31, 2023.

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

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. As amended, the 2021 Revolving Loan matured on December 31, 2023 and bore interest at a rate equal to the prime rate less 0.25%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis. The Company amended the revolving loan agreement in December 2023, to extend the 2021 Revolving Loan maturity date to December 31, 2024. As of June 30, 2024, we had borrowings of $3.0 million outstanding under our 2021 Revolving Loan. We intend to extend the 2021 Revolving Loan prior to its maturity date in December 2024. There is no guarantee that we will be able to extend the 2021 Revolving Loan on terms acceptable to us in the future, or at all.

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

2022 Short Term Note

In January 2022, we amended and restated our 2021 Revolving Loan and we executed a promissory note to obtain an additional long-term loan with a principal balance of $10.0 million which was set to mature on January 26, 2023 (the “2022 Short Term Note”). In November 2022, the maturity date was extended to January 26, 2024. Interest was equal to the higher of 3.75% and the Wall Street Journal prime rate plus 0.50%. The 2022 Short Term Note is secured and collateralized by our existing assets. The Company completed the last payment obligation on the 2022 Short Term Note during the six months ended June 30, 2024.

Convertible Notes

On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes had an interest rate of 7.5%, were paid in consecutive monthly installments beginning February 24, 2024 and matured on May 24, 2024. In connection with the Convertible Notes the Company issued to the investors warrants to purchase an aggregate of 714,285 shares that were accounted for under the fair value method and allocated a value of $445,754. The difference of $525,754 between the proceeds allocated to the Convertible Notes and the aggregate principal amount were accreted over the life of the notes and accounted for the fair value of the warrants and the stated discount. Additionally, $152,500 of transaction costs incurred by the Company were recorded as a debt discount. The discount was amortized using the effective interest rate of 103.4%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. As of June 30, 2024, the Convertible Notes have been repaid. The Company has registered shares for potential issuance on exercise of the warrants, or conversion of the note, on Form S-1 that was declared effective on October 30, 2023. As of June 30, 2024, the note holders have not exercised the warrants. During the six months ended June 30, 2024, prior to repayment, the noteholders exercised the option to convert $60,000 in principal of the notes to 71,460 shares of the Company’s Class A common stock.

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. The Company has registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on Form S-1 that was declared effective on October 30, 2023. As of June 30, 2024 the Company has not sold any Class A common stock under the Equity Line Purchase Agreement.

2023 Note Payable

In July 2023, the Company entered into a cooperation agreement with its IDC vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return, the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds were repaid in monthly installments starting in November 2023 and were based on 20% of the gross monthly ARK: Survival Ascended revenues. The Company has imputed interest at 8.0% on draws made. As of June 30, 2024, we had repaid the remaining $1.5 million outstanding under the Note Payable.

Financial covenants

The 2021 Revolving Loan, Term Loan and the 2022 Short Term Note require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the 2021 Revolving Loan requires us to maintain an outstanding principal balance of no more than $3.0 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended June 30, 2024, our debt service coverage ratio was 0.0, and we received waivers for all covenants under our debt facilities as of June 30, 2024. The waiver is applicable to all debt facilities with the lender and will waive the covenants for the trailing twelve months ended June 30, 2024. The Company repaid the $0.8 million term note that was one of three debt facilities with the lender, in January 2024. The Company’s ability to comply with the covenants, or receive waivers for the covenants, can lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral. Due to the failure of complying with the debt covenant the Company classifies its long term debt as current.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected in a timely manner. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting as described in Management’s Report on Internal Control Over Financial Reporting, in Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “2023 Annual Report on Form 10-K”), which includes our failure to properly design and implement controls related to the accounting for income taxes and disclosure controls related to deferred taxes in the consolidated financial statements; failure to properly classify certain operating expenses and games server costs as cost of revenues in the consolidated financial statements; failure to identify and allocate the consideration received from a settlement between the settlement gain and revenues generating activities; failure to properly determine the stand-alone selling prices of each performance obligation for certain digital revenue contracts; and, failure to design and implement information technology general controls related to segregation of duties within an information system relevant to the preparation of our consolidated financial statements. In addition, during the quarter ended June 30, 2024, a disclosure misstatement was identified related to the amount of revenue recognized over time and point in time. The lack of review procedures over this disclosure gives rise to a material weakness in our internal control over financial reporting.

Management’s Plan for Remediation

We are taking steps to remediate the material weaknesses, which include enhancing our financial reporting close control procedures by implementing additional review of unusual transactions, improving our review of the over-time revenue disclosures, improving our segregation of duties in the recording and approving of transactions, ensuring the completeness of our income tax footnote disclosure through consultation with income tax professionals, hire experts to assist in preparing our revenue recognition policies, and hire experts in designing and implementing custom approval workflows in our ERP system in order to remediate these material weaknesses. However, our efforts to remediate the material weaknesses may not be effective in preventing a future material weakness or significant deficiency in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Failure to meet NASDAQ’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

On June 27, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last thirty (30) consecutive business days (From May 10, 2024 to June 26, 2024), the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until December 24, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for the common stock closes at $1.00 or more for a minimum of ten (10) consecutive business days, the Staff will provide written notification to the Company that it complies with the Bid Price Rule and the matter will be closed.

In the event that we do not regain compliance by the Compliance Date, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Rule, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days to cure the deficiency. However, if it appears to Staff that we will not be able to cure the deficiency, or if we are not otherwise eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which may include effecting a reverse stock split. While we intend to take definitive steps to comply with all applicable conditions and criteria for continued listing on Nasdaq, there can be no assurances, however, that we will be able to do so. If we do not satisfy the continued listing requirements of the Nasdaq, including compliance with the Bid Price Rule, within the time frame granted by Nasdaq, our common stock will be delisted from the Nasdaq. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock. In addition, if our common stock was delisted, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on Nasdaq, our common stock is covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

As mentioned above, in the event of a delisting, we would take actions to restore our compliance with the Nasdaq listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent our common stock from meeting the mandatory Nasdaq listing requirements.

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 77.7% of our net revenue for the three months ended June 30, 2024, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 90.4% of our net revenue for the six months ended June 30, 2024. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022 and October 2023, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 77.7% of our net revenue for the six months ended June 30, 2024. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the six months ended June 30, 2024, 92.6% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 92.6% of our net revenue by product platform for the six months ended June 30, 2024. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our effective tax rate was 19% and 21% for six month periods ended June 30, 2024 and 2023, respectively. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

The Company has debt obligations with short term durations that are coming due within one year.

We have significant debt obligations coming due within one year. Our current revolving loan has a balance of $3.0 million as of June 30, 2024, and is due for repayment on December 31, 2024. The Company intends to extend the revolving loan and renew our short-term note debt arrangement and faces the risk that we will be unable to. If we are unable to extend the revolving loan or renew the debt arrangement, the Company may have significantly reduced unrestricted cash which could adversely impact our results of operations and ability to invest in the development and acquisition of IP. See Note 11 – Revolving Loan, Short Term Note and Long-Term Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.

We cannot guarantee that our share repurchase program will be fully implemented or it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock (the “Share Repurchase Program”), which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors, at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of June 30, 2024, approximately $1.3 million of the Share Repurchase Program remains available for future repurchases. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

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

Our management identified material weaknesses in our internal control over financial reporting involving the failure to properly design and implement controls related to the accounting for income taxes and disclosure controls related to deferred taxes in the consolidated financial statements; failure to properly classify certain operating expenses and games server costs as cost of revenues in the consolidated financial statements; failure to identify and allocate the consideration received from a settlement between the settlement gain and revenues generating activities; failure to properly determine the stand-alone selling prices of each performance obligation for certain digital revenue contracts; and, failure to design and implement information technology general controls related to segregation of duties within an information system relevant to the preparation of the Company’s consolidated financial statements. Due to the size and nature of our organization and the implementation timing of our new cloud-based ERP system, we had limited personnel and system capabilities for adequate segregation of duties during the six months ended June 30, 2024. See Part I, Item 4, “Controls and Procedures,” in this Quarterly Report for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. In addition, during the quarter ended June 30, 2024, a disclosure misstatement was identified related to the amount of revenue recognized over time and point in time. The lack of review procedures over this disclosure gives rise to a material weakness in our internal control over financial reporting. As a result of the material weaknesses, our management has concluded that our internal control over financial reporting were not effective as of June 30, 2024.

We are taking steps to remediate the material weaknesses, which include to enhancing our financial reporting close control procedures by implementing additional review of unusual transactions, improving our review of the over-time revenue disclosures, improving our segregation of duties in the recording and approving of transactions, ensuring the completeness of our income tax footnote disclosure through consultation with income tax professionals, hire experts to assist in preparing our revenue recognition policies, and hire experts in designing and implementing custom approval workflows in our ERP system in order to remediate these material weaknesses. However, our efforts to remediate the material weaknesses may not be effective in preventing a future material weakness or significant deficiency in our internal control over financial reporting. If we do not effectively remediate the material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, which could cause our reported financial results to be materially misstated, result in the loss of investor confidence and cause the market price of our Class A common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

The Company did not issue any securities that were not registered under the Securities Act during the six months ended June 30, 2024.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2024	—	—	—	—
February 2024	—	—	—	—
March 2024	—	—	—	—
April 2024	—	—	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. There were no share repurchases settled in the six months ended June 30, 2024. As of June 30, 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on August 13, 2024.

Snail, Inc.

Date: August 13, 2024	By:	/s/ Xuedong Tian
Xuedong Tian
Co-Chief Executive Officer

Date: August 13, 2024	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer

