Form 10-Q
period 2024-09-30
Snail, Inc.
filed 2024-11-13
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 08, 2024
Class A Common Stock, par value $0.0001 per share	8,205,402
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2024

Table of Contents

		Page
	Cautionary Statement	ii
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	F-1
	Snail, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	F-1
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023	F-2
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023	F-3
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	F-4
	Snail, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
SIGNATURES		53

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

ii

PART I

Item 1. Condensed Consolidated Financial Statement (Unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023

ASSETS

Current Assets:
Cash and cash equivalents	$10,566,294	$15,198,123
Accounts receivable, net of allowances for credit losses of $523,500 as of September 30, 2024 and December 31, 2023	6,804,338	25,134,808
Accounts receivable - related party	3,035,555	-
Loan and interest receivable - related party	105,255	103,753
Prepaid expenses - related party	4,952,002	6,044,404
Prepaid expenses and other current assets	1,336,744	639,693
Prepaid taxes	9,713,430	9,529,755
Total current assets	36,513,618	56,650,536

Restricted cash and cash equivalents	1,119,565	1,116,196
Accounts receivable – related party, net of current portion	3,000,592	7,500,592
Prepaid expenses - related party, net of current portion	8,994,630	7,784,062
Property and equipment, net	4,446,772	4,682,066
Intangible assets, net - other	271,115	271,717
Deferred income taxes	10,260,441	10,247,500
Other noncurrent assets	571,711	164,170
Operating lease right-of-use assets, net	1,600,520	2,440,690
Total assets	$66,778,964	$90,857,529

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,948,039	$12,102,929
Accounts payable - related parties	15,689,072	23,094,436
Accrued expenses and other liabilities	2,734,535	2,887,193
Interest payable - related parties	527,770	527,770
Revolving loan	3,000,000	6,000,000
Notes payable	-	2,333,333
Convertible notes, net of discount	-	797,361
Current portion of long-term promissory note	2,743,378	2,811,923
Current portion of deferred revenue	13,349,641	19,252,628
Current portion of operating lease liabilities	1,629,835	1,505,034
Total current liabilities	43,622,270	71,312,607

Accrued expenses	254,731	254,731
Deferred revenue, net of current portion	19,940,995	15,064,078
Operating lease liabilities, net of current portion	266,397	1,425,494
Total liabilities	64,084,393	88,056,910

Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 9,379,488 shares issued and 8,029,213 shares outstanding as of September 30, 2024, and 9,275,420 shares issued and 7,925,145 shares outstanding as of December 31, 2023	937	927
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of September 30, 2024 and December 31, 2023	2,875	2,875
Additional paid-in capital	25,334,672	26,171,575
Accumulated other comprehensive loss	(230,857)	(254,383)
Accumulated deficit	(13,237,356)	(13,949,325)
Treasury stock at cost (1,350,275 shares as of September 30, 2024 and December 31, 2023)	(3,671,806)	(3,671,806)
Total Snail, Inc. equity	8,198,465	8,299,863
Noncontrolling interests	(5,503,894)	(5,499,244)
Total stockholders’ equity	2,694,571	2,800,619
Total liabilities, noncontrolling interests and stockholders’ equity	$66,778,964	$90,857,529

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months Ended September 30, 2024 and 2023

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenues, net	$22,530,372	$8,981,135	$58,252,751	$32,331,876
Cost of revenues	13,823,944	9,463,086	39,369,816	29,659,788

Gross profit (loss)	8,706,428	(481,951)	18,882,935	2,672,088

Operating expenses:
General and administrative	3,845,301	3,452,141	8,923,225	11,915,126
Research and development	3,885,926	1,317,400	7,523,329	3,892,039
Advertising and marketing	495,938	215,477	1,331,163	488,318
Depreciation and amortization	72,402	112,914	235,294	346,084
Total operating expenses	8,299,567	5,097,932	18,013,011	16,641,567

Income (loss) from operations	406,861	(5,579,883)	869,924	(13,969,479)

Other income (expense):
Interest income	60,675	47,147	225,227	98,411
Interest income - related parties	504	504	1,501	1,496
Interest expense	(95,997)	(370,376)	(634,262)	(961,196)
Other income	74,891	313,156	546,484	321,331
Foreign currency transaction loss	(55,835)	(1,394)	(32,055)	(25,606)
Total other income (expense), net	(15,762)	(10,963)	106,895	(565,564)

Income (loss) before provision for (benefit from) income taxes	391,099	(5,590,846)	976,819	(14,535,043)

Provision for (benefit from) income taxes	157,938	(1,156,675)	269,501	(3,044,380)

Net income (loss)	233,161	(4,434,171)	707,318	(11,490,663)

Net loss attributable to non-controlling interests	(1,986)	(1,539)	(4,650)	(7,222)

Net income (loss) attributable to Snail, Inc.	235,147	(4,432,632)	711,968	(11,483,441)

Comprehensive income (loss) statement:

Net income (loss)	233,161	(4,434,171)	707,318	(11,490,663)

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	52,116	(1,512)	23,526	19,515

Total comprehensive income (loss)	$285,277	$(4,435,683)	$730,844	$(11,471,148)

Net income (loss) attributable to Class A common stockholders:
Basic	$51,312	$(955,763)	$154,972	$(2,477,768)
Diluted	$51,312	$(955,763)	$127,440	$(2,477,768)

Net income (loss) attributable to Class B common stockholders:
Basic	$183,835	$(3,476,869)	$556,996	$(9,005,673)
Diluted	$183,835	$(3,476,869)	$458,041	$(9,005,673)

Income (loss) per share attributable to Class A and B common stockholders:
Basic	$0.01	$(0.12)	$0.02	$(0.31)
Diluted	$0.01	$(0.12)	$0.02	$(0.31)

Weighted-average shares used to compute income (loss) per share attributable to Class A common stockholders:
Basic	8,024,369	7,901,145	7,998,686	7,909,715
Diluted	8,024,369	7,901,145	8,148,133	7,909,715

Weighted-average shares used to compute income (loss) per share attributable to Class B common stockholders:
Basic	28,748,580	28,748,580	28,748,580	28,748,580
Diluted	28,748,580	28,748,580	28,748,580	28,748,580

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity for the Three and Nine months Ended September 30, 2024 and 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2022	9,251,420	$925	28,748,580	$2,875	$23,436,942	$(307,200)	$(4,863,250)	(1,197,649)	$(3,414,713)	$14,855,579	$(5,490,895)	$9,364,684

Stock based compensation related to restricted stock units	-	-	-	-	152,595	-	-	-	-	152,595	-	152,595

Repurchase of common stock	-	-	-	-	-	-	-	(152,626)	(257,093)	(257,093)	-	(257,093)

Foreign currency translation	-	-	-	-	-	2,320	-	-	-	2,320	-	2,320

Net loss	-	-	-	-	-	-	(2,971,378)	-	-	(2,971,378)	(1,219)	(2,972,597)

Balance at March 31, 2023	9,251,420	$925	28,748,580	$2,875	$23,589,537	$(304,880)	$(7,834,628)	(1,350,275)	$(3,671,806)	$11,782,023	$(5,492,114)	$6,289,909

Return of dividend distribution tax withholding payment	-	-	-	-	1,886,600	-	-	-	-	1,886,600	-	1,886,600

Stock based compensation related to restricted stock units	-	-	-	-	232,770	-	-	-	-	232,770	-	232,770

Foreign currency translation	-	-	-	-	-	18,707	-	-	-	18,707	-	18,707

Net loss	-	-	-	-	-	-	(4,079,431)	-	-	(4,079,431)	(4,464)	(4,083,895)

Balance at June 30, 2023	9,251,420	$925	28,748,580	$2,875	$25,708,907	$(286,173)	$(11,914,059)	(1,350,275)	$(3,671,806)	$9,840,669	$(5,496,578)	$4,344,091

Stock based compensation related to restricted stock units	-	-	-	-	236,642	-	-	-	-	236,642	-	236,642

Foreign currency translation	-	-	-	-	-	(1,512)	-	-	-	(1,512)	-	(1,512

Net loss	-	-	-	-	-	-	(4,432,632)	-	-	(4,432,632)	(1,539)	(4,434,171)

Balance at September 30, 2023	9,251,420	$925	28,748,580	$2,875	$25,945,549	$(287,685)	$(16,346,691)	(1,350,275)	$(3,671,806)	$5,643,167	$(5,498,117)	$145,050

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2023	9,275,420	$927	28,748,580	$2,875	$26,171,575	$(254,383)	$(13,949,325)	(1,350,275)	$(3,671,806)	$8,299,863	$(5,499,244)	$2,800,619

Conversion of notes payable	71,460	7	-	-	59,993	-	-	-	-	60,000	-	60,000

Stock based compensation related to restricted stock units	-	-	-	-	(926,875)	-	-	-	-	(926,875)	-	(926,875)

Common stock issued for service	10,869	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(19,297)	-	-	-	(19,297)	-	(19,297)

Net loss	-	-	-	-	-	-	(1,779,329)	-	-	(1,779,329)	(1,129)	(1,780,458)

Balance at March 31, 2024	9,357,749	$935	28,748,580	$2,875	$25,304,692	$(273,680)	$(15,728,654)	(1,350,275)	$(3,671,806)	$5,634,362	$(5,500,373)	$133,989

Stock based compensation related to restricted stock units	-	-	-	-	14,982	-	-	-	-	14,982	-	14,982

Common stock issued for service	10,870	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(9,293)	-	-	-	(9,293)	-	(9,293)

Net income (loss)	-	-	-	-	-	-	2,256,151	-	-	2,256,151	(1,535)	2,254,616

Balance at June 30, 2024	9,368,619	$936	28,748,580	$2,875	$25,319,673	$(282,973)	$(13,472,503)	(1,350,275)	$(3,671,806)	$7,896,202	$(5,501,908)	$2,394,294

Stock based compensation related to restricted stock units	-	-	-	-	15,000	-	-	-	-	15,000	-	15,000

Common stock issued for service	10,869	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	52,116	-	-	-	52,116	-	52,116

Net income (loss)	-	-	-	-	-	-	235,147	-	-	235,147	(1,986)	233,161

Balance at September 30, 2024	9,379,488	$937	28,748,580	$2,875	$25,334,672	$(230,857)	$(13,237,356)	(1,350,275)	$(3,671,806)	$8,198,465	$(5,503,894)	$2,694,571

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2024 and 2023

	2024	2023

Cash flows from operating activities:
Net income (loss)	$707,318	$(11,490,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization - intangible assets - license, related parties	-	1,253,623
Amortization - intangible assets - other	603	603
Amortization - loan origination fees and debt discounts	60,242	142,656
Accretion – convertible notes	222,628	-
Depreciation and amortization - property and equipment	235,294	346,084
Stock-based compensation expense (income)	(896,893)	622,007
Interest income from restricted escrow deposit	-	(33,935)
Deferred taxes, net	(12,884)	(3,058,738)

Changes in assets and liabilities:
Accounts receivable	18,330,470	2,674,655
Accounts receivable - related party	1,464,445	(255,045)
Prepaid expenses - related party	(118,167)	(2,500,000)
Prepaid expenses and other current assets	(697,051)	156,450
Prepaid taxes	(183,675)	-
Other noncurrent assets	(407,441)	(2,903)
Accounts payable	(7,891,975)	846,553
Accounts payable - related parties	(7,405,363)	(248,391)
Accrued expenses and other liabilities	(152,658)	134,131
Interest receivable - related party	(1,501)	(1,496)
Lease liabilities	(194,125)	(148,233)
Deferred revenue	(1,026,070)	767,883
Net cash provided by (used in) operating activities	2,033,197	(10,794,759)

Cash flows from financing activities:
Repayments on promissory note	(68,545)	(59,589)
Repayments on notes payable	(2,333,333)	(3,750,000)
Repayments on convertible notes	(1,020,000)	-
Repayments on revolving loan	(3,000,000)	(3,000,000)
Borrowings on notes payable	-	2,275,000
Proceeds from issuance of convertible notes	-	847,500
Refund of dividend withholding tax overpayment	-	1,886,600
Purchase of treasury stock	-	(257,093)
Payments of capitalized offering costs	-	(342,318)
Payments of offering costs in accounts payable	(262,914)	-
Net cash used in financing activities	(6,684,792)	(2,399,900)

Effect of foreign currency translation on cash and cash equivalents	23,135	20,390

Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(4,628,460)	(13,174,269)

Cash and cash equivalents, and restricted cash and cash equivalents - beginning of the period	16,314,319	19,238,185

Cash and cash equivalents, and restricted cash and cash equivalents – end of the period	$11,685,859	$6,063,916

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$421,986	$725,885
Income taxes	$401,671	$504,581
Noncash transactions during the period for:
Issuance of warrants in connection with the equity line of credit	$-	$(105,411)
Debt converted to equity	$(60,000)	$-
Right-of-use assets obtained in exchange for a lease liability	$(85,588)	$-

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

For the ARK: Survival Ascended and Bob’s Tall Tales games that were sold in a bundle with downloadable content (“DLC”) that have not yet been launched and been reported in deferred revenue in the condensed consolidated balance sheets, the Company has used the adjusted market assessment approach per ASC 606-10-32-34 to assign a value for the Company’s remaining performance obligation. The Company uses the following reasonably available information in developing the standalone selling prices of the performance obligations:

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

The Company has a long-term title license agreement with a platform which makes ARK 1 available on the platform in perpetuity, and puts ARK II on the platform for three years upon release. The Company recognized $2.5 million in revenue related to ARK 1’s perpetual license during the year ended December 31, 2022 and deferred $2.3 million related to ARK II that is included in the long-term portion of deferred revenue and will be recognized upon the release of ARK II on the platform.

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless it is cancelled. Upon executing the distribution agreement, the Company received $1.8 million as prepaid royalties. During the nine months ended September 30, 2024, the Company recognized $0.7 million of the revenue related to the retail release of ARK: Survival Ascended. As of September 30, 2024, the Company reported the remaining $1.1 million related to ARK II as long-term deferred revenue until the disc releases occur.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game localization costs, game licenses, engine fees and amortization costs. Cost of revenues for the three and nine months ended September 30, 2024 and 2023 were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Software license royalties – related parties	$5,324,889	$2,108,764	$13,257,181	$6,878,563
Software license royalties	269,235	372,666	495,418	979,505
License and amortization – related parties	6,000,000	4,695,652	18,000,000	14,753,623
License and amortization	201	201	603	603
Merchant fees	225,555	215,635	667,055	1,023,911
Engine fees	852,508	292,127	3,154,846	1,009,252
Internet, server and data center	1,115,682	1,777,894	3,737,007	4,929,631
Costs related to advertising revenue	35,874	147	57,706	84,700
Total:	$13,823,944	$9,463,086	$39,369,816	$29,659,788

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, expenses related to being a publicly traded company, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. Stock-based compensation of $13,966 and $220,231 was incurred during the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation of ($834,719) and $589,532 was incurred during the nine months ended September 30, 2024 and 2023, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Stock-based compensation of $1,034 and $16,411 was incurred during the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation of ($62,174) and $32,475 was incurred during the nine months ended September 30, 2024 and 2023, respectively.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of September 30, 2024 and December 31, 2023, there were non-controlling interests with the following subsidiaries:

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

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the three and nine months ended September 30, 2024 and 2023.

Film Costs, net

The Company capitalizes costs to produce short videos in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 926, including direct production costs, production overhead, interest, acquisition costs and development costs. The Company will account for each episodic series as a unit for which capitalized film costs will be amortized by the Company using the individual-film forecast-computation method. Each reporting period the Company will reassess its estimate of ultimate revenues used to determine the amortization rate for each episodic series. If the estimate is revised, the Company will account for the change prospectively. The Company will then remeasure the amortization based on the portion of ultimate revenues that have been recognized and that are yet to be recognized. Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that fair value of the film may be less than its unamortized film costs. If the fair value of an episodic series is less than its unamortized film costs, the Company will write off the excess amount. The Company groups its film and content rights by monetization strategy. As of September 30, 2024 and December 31, 2023, $401,051 and $0 of film costs are capitalized and included in other noncurrent assets in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2024 and 2023 the Company capitalized $401,051 and $0 of film costs, respectively.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable and accounts payable. The carrying values of these financial instruments approximate their fair value due to their short maturities or economic substance. The carrying amount of our revolving loan and notes payable approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us for a similar duration. The fair value of the Company’s promissory note which has a fixed rate for 5 years, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. See Note 16 – Equity for the fair value disclosures related to the Company’s convertible notes, and the Company’s warrant liability and derivative instruments. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2024 and December 31, 2023.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the long-term accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $254,731 as of September 30, 2024 and December 31, 2023. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of September 30, 2024 and December 31, 2023, the Company had deposits of $9,876,427 and $14,716,652, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company has four customers as of September 30, 2024 and December 31, 2023, who accounted for approximately 88% and 95% of consolidated gross receivables, respectively. Among four customers as of September 30, 2024 and December 31, 2023, each customer accounted for 43%, 23%, 12% and 10% as of September 30, 2024, and 43%, 20%, 16% and 16% as of December 31, 2023 of the consolidated gross receivables outstanding. The Company had four customers in the three months ended September 30, 2024, and two customers in the three months ended September 30, 2023, that accounted for 44%, 15%, 14% and 11%, and 40% and 20% of the Company’s net revenue, respectively. The Company had four customers in the nine months ended September 30, 2024, and two customers in the nine months ended September 30, 2023, that accounted for 46%, 14%, 13% and 11%, and 36% and 17% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of September 30, 2024, the Company had two vendors who accounted for approximately 37% and 11% of consolidated gross payables, respectively, and as of December 31, 2023 the Company had one vendor who accounted for approximately 69% of consolidated gross payables. The loss of these vendors could have a significant impact on the Company’s financial performance.

The Company had one vendor, SDE, a related party, that accounted for 61% and 45% of the Company’s combined cost of revenues and operating expenses during the three months ended September 30, 2024 and 2023, respectively. Amounts payable to SDE are included in accounts receivable – related party and accounts payable - related parties in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. SDE accounted for 55% and 49% of the Company’s combined cost of revenues and operating expenses during the nine months ended September 30, 2024 and 2023, respectively. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $25,650 and $26,003 for the three months ended September 30, 2024 and 2023, respectively and $74,907 and $77,391 for the nine months ended September 30, 2024 and 2023, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company did not issue any restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three and nine months ended September 30, 2024, and 2023. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of September 30, 2024 there were 4,506,022 shares reserved for issuance under the 2022 Plan.

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

Warrants

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own shares of Class A common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations.

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three or nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Earnings (loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The diluted EPS for the period is calculated by dividing the net earnings (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s common stock equivalents are measured using the treasury stock method and represent unvested restricted stock units and warrants. The Company issues two classes of common stock with differing voting rights, and as such, reports EPS using the dual class method. For more information see Note 15 –Earnings (Loss) Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or at the time of a release. The Company recognizes revenue over a period based on the estimated service period of the product and additional performance obligations met over time for technical support. Net revenue by timing of recognition during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Over time	$1,206,362	$1,348,547	$3,428,021	$4,807,415
Point in time	21,324,010	7,632,588	54,824,730	27,524,461
Total revenue from contracts with customers:	$22,530,372	$8,981,135	$58,252,751	$32,331,876

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
United States	$19,677,713	$8,615,877	$50,489,170	$28,757,507
International	2,852,659	365,258	7,763,581	3,574,369
Total revenue from contracts with customers:	$22,530,372	$8,981,135	$58,252,751	$32,331,876

Platform

Net revenue by platform for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Console	$9,866,331	$3,862,923	$24,204,453	$13,262,988
PC	10,722,203	3,717,627	27,644,669	12,097,176
Mobile	1,036,746	1,400,585	3,132,152	4,626,820
Other	905,092	-	3,271,477	2,344,892
Total revenue from contracts with customers:	$22,530,372	$8,981,135	$58,252,751	$32,331,876

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Digital	$20,588,534	$7,580,550	$51,849,122	$25,360,164
Mobile	1,036,746	1,400,585	3,132,152	4,626,820
Physical retail and other	905,092	-	3,271,477	2,344,892
Total revenue from contracts with customers:	$22,530,372	$8,981,135	$58,252,751	$32,331,876

Other Revenues

As discussed in Note 14, the Company recognized the $1.2 million payment related to the Angela Games settlement upon satisfaction of performance obligations included in the contract. This amount is included in other revenues for the nine months ended September 30, 2024.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of its performance obligations, which were in the ordinary course of business. As of September 30, 2024, the balance of deferred revenue was $33.3 million, of which $32.2 million is due to non-refundable payments. The Company is expecting to recognize $9.6 million of the non-refundable payments in the next 12 months through the platform releases of certain DLCs, $16.2 million of non-refundable payments in the next 12 to 60 months through the release of DLC’s and additional ARK titles. The remaining $3.8 million of current non-refundable deferred revenues and $2.6 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 60 months, based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of $1.1 million in advance payments received in accordance with the agreement the Company has made with its retail distributor. Activities in the Company’s deferred revenue as of September 30, 2024 and 2023 were as follows:

	2024	2023
Deferred revenue, beginning balance in advance of revenue recognition billing	$34,316,706	$9,551,446
Revenue recognized	(20,222,086)	(5,223,331)
Revenue deferred	19,196,016	7,200,644
Deferred revenue, ending balance	33,290,636	11,528,759
Less: current portion	(13,349,641)	(5,848,320)
Deferred revenue, long term	$19,940,995	$5,680,439

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $1,119,565 and $1,116,196 as of September 30, 2024 and December 31, 2023, respectively. The amounts of restricted cash and cash equivalents held as of September 30, 2024, are to secure the standby letter of credit with landlords and the amounts of restricted cash and cash equivalents as of September 30, 2023, were held as security for the debt with a financial institution (see Note 11 — Revolving Loan, Short Term Note, and Long-Term Debt) and to secure standby letters of credit with landlords. On June 21, 2023, the Company amended its revolving loan and $5,273,391 of restricted cash and cash equivalents was released. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of September 30, 2024 and 2023:

	2024	2023
Cash and cash equivalents	$10,566,294	$4,948,832
Restricted cash and cash equivalents	1,119,565	1,115,084
Cash and cash equivalents, and restricted cash and cash equivalents	$11,685,859	$6,063,916

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable — related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. To reflect the timing of the offset agreement, a portion of the SDE receivable is presented as a long-term asset. During the nine months ended September 30, 2024, the Company made cash payments to SDE in the amount of $35.1 million and anticipates continuing to make cash payment to SDE in future years. As of September 30, 2024 and December 31, 2023, the outstanding balance of net accounts receivable from related party was as follows:

	2024	2023
Accounts receivable – related party	$9,000,592	$13,500,592
Less: accounts payable – related party – SDE	(2,964,445)	(10,946,478)
Net accounts receivable, related party - SDE	6,036,147	2,554,114
Less: accounts receivable – related party, net of current portion	3,000,592	7,500,592
Net accounts receivable (payable), related party, current - SDE	$3,035,555	$(4,946,478)

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

During the nine months ended September 30, 2024, the Company made $0.3 million in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2023, the Company prepaid $2.5 million for exclusive license rights for an ARK: Survival Ascended DLC to SDE and $5.5 million in prepaid royalties related to ARK: Survival Ascended DLC’s which had not yet been released. Prepaid expenses — related party consisted of the following as of September 30, 2024 and December 31, 2023:

	2024	2023
Prepaid royalties	$6,368,786	$6,086,406
Prepaid licenses	7,500,000	7,500,000
Other prepaids	77,846	242,060
Prepaid expenses - related party, ending balance	13,946,632	13,828,466
Less: short-term portion	(4,952,002)	(6,044,404)
Total prepaid expenses - related party, long-term	$8,994,630	$7,784,062

The amount classified as short-term, as of September 30, 2024, and December 31, 2023, includes prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of September 30, 2024 and December 31, 2023:

	2024	2023
Other receivables	$887,121	$-
Deferred offering costs	105,411	105,411
Other prepaids	124,066	70,967
Other current assets	220,146	463,315
Total prepaid expenses and other current assets	$1,336,744	$639,693

Other receivables consist of receivables related to Myth of Empires and our ARK animated series.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2024 and December 31, 2023:

	2024	2023
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,809,214	1,809,214
Furniture and fixtures	411,801	411,801
Property and equipment	9,521,752	9,521,752
Accumulated depreciation	(5,074,980)	(4,839,686)
Property and equipment, net	$4,446,772	$4,682,066

Depreciation and amortization expense was $72,402 and $112,914 for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense was $235,294 and $346,084 for the nine months ended September 30, 2024 and 2023, respectively. The Company did not have any disposals in the three or nine months ended September 30, 2024 or 2023.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 9 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail and SDE. As of September 30, 2024 and December 31, 2023, the Company had $15,689,072 and $18,147,958, respectively, as accounts payable due to Suzhou Snail; and $4,946,478, as net accounts payable due to SDE as of December 31, 2023, see Note 5 — Accounts Receivable (Payable) — Related Party. During the three months ended September 30, 2024 and 2023, the Company incurred $46,714 and $58,661, respectively as license costs due to Suzhou Snail and included in cost of revenues. During the nine months ended September 30, 2024 and 2023, the Company incurred $138,115 and $201,609, respectively as license costs due to Suzhou Snail and included in cost of revenues. In March 2024, the Company entered into an outsource agreement with Suzhou Snail for the research and development of a new title. In consideration, the Company will pay Suzhou Snail twelve equal monthly payments of $253,000, beginning on January 1, 2024. In July 2024, the Company entered into another software development, publishing and distribution agreement with Suzhou Snail. Under the terms of the agreements Suzhou Snail will develop a game for distribution by the Company and the Company will make $4.5 million in milestone payments during the development of the game and an ongoing royalty on sales of the game. During the three and nine months ended September 30, 2024 the Company incurred $759,000 and $2,277,000, respectively, of research and development costs passed through Suzhou Snail, there were no such costs passed through Suzhou Snail during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2024, respectively, there were $2,796,500 and $5,811,500 in payments to Suzhou Snail for royalties and research and development costs. Accounts payable – related parties consisted of the following as of September 30, 2024 and December 31, 2023:

	2024	2023
Accounts payable - Suzhou	$53,303,985	$55,762,870
Less: accounts receivable - Suzhou	(37,614,913)	(37,614,912)
Accounts payable - SDE	-	4,946,478
Total accounts payable – related parties	$15,689,072	$23,094,436

NOTE 10 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal were due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $105,255 and $103,753, as of September 30, 2024 and December 31, 2023, respectively. The Company earned $504 and $504 in interest on the related party loans receivable during the three months ended September 30, 2024 and 2023, respectively. The Company earned $1,501 and $1,496 in interest on the related party loans receivable during the nine months ended September 30, 2024 and 2023, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 11 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	September 30, 2024	December 31, 2023
2021 Revolving Loan - On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance from $9,000,000 to $6,000,000. The amended revolver matures on December 31, 2024 and has an annual interest rate equal to the prime rate less 0.25%. At September 30, 2024, the interest rate on this loan was 7.75%. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended September 30, 2024.	$3,000,000	$6,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. The loan is secured by the Company’s building, with a carrying value of $4.2 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended September 30, 2024.	2,743,378	2,811,923
2022 Short Term Note - On January 26, 2022, the Company amended its revolving loan and long-term debt agreements to obtain an additional note with a principal balance of $10,000,000 which was originally set to mature on January 26, 2023. Interest was equal to the higher of 3.75% or the Wall Street Journal Prime Rate plus 0.50%. The loan was secured by the Company’s assets. In the event of a default, all outstanding amounts under the note would bear interest at a default rate equal to 5% over the note rate. Debt covenants of this loan required the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and would be measured quarterly. In November 2022, the maturity was extended to January 26, 2024 and at December 31, 2023, the interest rate on this loan was 8.25%. The Company repaid the balance of $833,333 during the nine month period ended September 30, 2024.	-	833,333
2023 Convertible Notes – On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes had an interest rate of 7.5%, were paid in consecutive monthly installments beginning February 24, 2024 and matured on May 24, 2024. In the event of a default the interest rate was to be increased to the lower of 16% per annum or the highest amount permitted by applicable law. The Company had the option to prepay the notes at any time and the note holders had the option to convert the notes, in whole or in part, at any time. The Company recognized a discount of $678,254 on the notes to account for the stated discount, the fair value of the warrants issued in connection with the notes and the costs of issuance. The discount was amortized using the effective interest rate of 103.4%. The Company repaid $1,020,000 of the balance, and the investors converted $60,000 of the debt into class A common stock, during the nine month period ended September 30, 2024.	-	1,080,000
2023 Note Payable – In July 2023, the Company entered into a cooperation agreement with its internet, server and datacenter vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds are repaid based on 20% of the gross monthly ARK: Survival Ascended revenues. The Company has imputed interest at 8.0% on draws made. If in default, the interest rate is levied on the outstanding balances at a rate of 12.0% per annum. The Company repaid the balance of $1.5 million during the nine month period ended September 30, 2024.	-	1,500,000
Total debt	5,743,378	12,225,256
Less: discount on convertible notes	-	282,639
Less: current portion of promissory note	2,743,378	2,811,923
Less: revolving loan	3,000,000	6,000,000
Less: notes payable	-	2,333,333
Less: convertible notes, net of discount	-	797,361
Total long-term debt	$-	$-

Total interest expense for the above debt and revolver loan amounted to $73,707 and $348,898 for the three months ended September 30, 2024 and 2023, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $2,611 and $121,930 are included as part of interest expense for the three months ended September 30, 2024 and 2023, respectively. Total interest expense for the above debt and revolver loan amounted to $611,972 and $937,893 for the nine months ended September 30, 2024 and 2023, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $343,226 and $142,656 are included as part of interest expense for the nine months ended September 30, 2024 and 2023, respectively. The Company has a weighted average interest rate of 5.7% and 8.1% on its short-term obligations as of September 30, 2024 and December 31, 2023, respectively. The Company was in compliance with its debt covenants related to the 2021 Revolving Note and 2021 Promissory note for the trailing twelve months ended September 30, 2024, however it is probable that the Company will fail the covenants within the next 12 months. As such, the Company has classified the long-term portion of its promissory note as current.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt based on contractual payments, as of September 30, 2024:

Years ending December 31,	Amount
Remainder of 2024	$3,020,829
2025	86,013
2026	89,115
2027	92,329
2028	95,414
Thereafter	2,359,678
$5,743,378

NOTE 12 – INCOME TAXES

The Company recognized an income tax expense of $157,938 and income tax benefit of $1,156,675 for the three months ended September 30, 2024 and 2023, respectively. The income tax expense of $269,501 and income tax benefit of $3,044,380 for the nine months ended September 30, 2024 and 2023, respectively, reflects a tax rate of 28% and 21%, respectively. As of September 30, 2024, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes, foreign withholding tax, and permanent differences.

The Company has assessed all available positive and negative evidence of whether sufficient future taxable income will be generated to realize the deferred tax assets, including the results of recent operations, continued release of games and DLC’s, and projections of future taxable income. After evaluating the positive and negative evidence, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. In the event that negative evidence outweighs positive evidence in future periods, the Company may need to record additional valuation allowance, which could have a material impact on our financial position. The Company continues to maintain a valuation allowance against certain deferred tax assets that are not more likely than not to be realized.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 13 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of September 30, 2024 and December 31, 2023, the Company’s net operating lease right-of-use assets amounted to $1,600,520 and $2,440,690, respectively. The Company had variable lease payments of approximately $33,791 and $58,071 during the three months ended September 30, 2024 and 2023, respectively, and approximately $95,962 and $97,875 during the nine months ended September 30, 2024 and 2023, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating lease costs	$417,492	$419,605	$1,214,004	$1,198,467

Supplemental information related to operating leases for lease liabilities as of September 30, 2024 and September 30, 2023, is as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$1,207,837	$1,155,759
Weighted average remaining lease term	1.3 years	2.2 years
Weighted average discount rate	5.12%	5.00%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of September 30, 2024 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
Remainder of 2024	$414,701	$20,836	$393,865
2025	1,477,621	33,237	1,444,384
2026	24,737	3,455	21,282
2027	25,636	1,778	23,858
2028	13,042	199	12,843
Thereafter	—	—	—
Total future lease payments	$1,955,737	$59,505	$1,896,232

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

On September 8, 2023, the Company entered into a settlement agreement with Angela Game. The settlement agreement includes an upfront payment from Angela Game to the Company plus ongoing payments. The upfront payment of $1.2 million was recorded as deferred revenue as of December 31, 2023, and recognized upon the satisfaction of performance obligations during the nine months ended September 30, 2024.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$51,312	$(955,763)	$154,972	$(2,477,768)
Net income (loss) attributable to Class B common stockholders	183,835	(3,476,869)	556,996	(9,005,673)
Total net income (loss) attributable to Snail Inc.	$235,147	$(4,432,632)	$711,968	$(11,483,441)
Class A weighted average shares outstanding - basic	8,024,369	7,901,145	7,998,686	7,909,715
Class B weighted average shares outstanding - basic	28,748,580	28,748,580	28,748,580	28,748,580
Class A and B basic earnings (loss) per share	$0.01	$(0.12)	$0.02	$(0.31)

Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$51,312	$(955,763)	$127,440	$(2,477,768)
Net income (loss) attributable to Class B common stockholders	$183,835	$(3,476,869)	$458,041	$(9,005,673)
Class A weighted average shares outstanding - basic	8,024,369	7,901,145	7,998,686	7,909,715
Dilutive effects of common stock equivalents	-	-	149,447	-
Class A weighted average shares outstanding - diluted	8,024,369	7,901,145	8,148,133	7,909,715
Class B weighted average shares outstanding - basic	28,748,580	28,748,580	28,748,580	28,748,580
Dilutive effects of common stock equivalents	-	-	-	-
Class B weighted average shares outstanding - diluted	28,748,580	28,748,580	28,748,580	28,748,580
Diluted earnings (loss) per Class A share	$0.01	$(0.12)	$0.02	$(0.31)
Diluted earnings (loss) per Class B share	$0.01	$(0.12)	$0.02	$(0.31)

The following table provides a listing of shares excluded from the calculation of Diluted EPS due to their anti-dilutive effects:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023	Method
Excluded Shares:
Restricted stock units outstanding	1,155,371	1,194,763	1,155,371	1,194,763	Treasury
Equity line of credit warrants	367,647	367,647	367,647	367,647	Treasury
Underwriters warrants	120,000	120,000	120,000	120,000	Treasury
Convertible notes	-	767,863	637,736	873,574	If-Converted
Convertible notes warrants	1,607,849	714,285	-	714,285	Treasury

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

In connection with our IPO, on November 9, 2022, the Company issued to the Underwriters warrants to purchase 120,000 shares of Class A common stock (the “Underwriters Warrants”). The Underwriters Warrants may be exercised at a price per share equal to 125% of the IPO price, or $6.25 per share. The Underwriters Warrants are exercisable, in whole or in part, commencing on November 9, 2022, and expiring on the three-year anniversary thereof. The Underwriters Warrants have not been exercised as of the filing of this Quarterly Report.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The Underwriters Warrants are legally detachable and separately exercisable from the Class A common stock; therefore, they meet the definition of freestanding and are not considered embedded in the Firm Shares.

The Underwriters Warrants are considered indexed to the Company’s own stock. Additionally, the Company concludes that the Underwriters Warrants meet all requirements for equity classification. Because the Underwriters Warrants were issued to the Underwriters for their services and can be exercised immediately (subject to certain transfer conditions) they were measured at their fair value on their date of issuance and recorded within stockholders’ equity. As long as the Underwriters Warrants remain classified as equity, they shall not be revalued.

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

The Company determined that the Convertible Notes included features that required bifurcation from the debt host and met the criteria to be accounted for as a derivative liability that is accounted for at fair value. On the date of issuance, the compound derivative had an estimated fair value that was not significant due to the remoteness of the events that would trigger the redemption features. The derivative liability uses level 3 inputs, is to be measured at fair value each reporting date with change in fair value being reported in other income. The change in fair value during the nine months ended September 30, 2024, was not significant and as such, was not recorded.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The difference of $525,754 between the allocated proceeds to the Convertible Notes and the aggregate principal amount will be accreted during the life of the notes. Additionally, $152,500 of transaction costs incurred by the Company were recorded as debt discount. As of September 30, 2024 the Company has repaid the balance of the convertible notes.

The following is a summary of the Convertible Notes as of December 31, 2023:

	Principal	Unamortized debt discount and issuance	Net carrying	Fair value
	Amount	costs	amount	Amount	Levelling
Convertible Notes	$860,910	$(63,549)	$797,361	$536,170	Level 3

The debt discount was amortized to interest expense over the maturity period using the effective interest method at a rate of 103.4%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. For the nine months ended September 30, 2024, the Company recognized $309,433 of interest expense related to the Convertible Notes, comprising of $22,725 of contractual interest expense, $222,628 in accretion and $64,080 of amortization of debt discount and issuance costs. For the three and nine months ended September 30, 2023, the Company recognized $121,796 of interest expense related to the Convertible Notes, comprising of $8,325 of contractual interest expense, $87,958 in accretion and $25,513 of amortization of debt discount and issuance costs.

During the nine months ended September 30, 2024, the Company repaid $1,071,750 of principal and accrued interest and the investors converted $60,000 of principal into 71,460 shares of Class A common stock.

Convertible Note Warrants

On August 24, 2023, the Company issued warrants in connection with its convertible debt for the purchase of 714,285 shares (the “Convertible Note Warrants”). The Convertible Note Warrants are accounted for as liabilities and are included in the accrued expenses and other liabilities in the condensed consolidated balance sheets. The Convertible Note Warrants may require partial cash settlement in the future, include various adjustment provisions, meet the definition of a derivative and are classified as a liability, as such the warrants are measured at fair value in accordance with ASC 815 – “Derivatives and Hedging”.

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

Due to their adjustment provisions, the warrants are classified as a liability on the condensed consolidated balance sheet. The fair value of the warrants at issuance has been estimated using a Monte-Carlo model as follows:

	December 31, 2023	September 30, 2024
Stock price	$1.21	$.72
Exercise price	$1.89	$.84
Contractual term (years)	4.65	3.9
Volatility	50.0%	60.0%
Risk-free rate	3.87%	3.58%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5% to 10% as it is generally accepted that market participants to not pay for the full volatility.

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income (expense). The measured fair value may be uncertain due to the use of unobservable inputs. At September 30, 2024 and December 31, 2023, the fair value of the warrant liability was $305,601 and $480,281, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three and nine months ended September 30, 2024, amounted to income of $31,788 and $174,680, respectively, included in other income in our condensed consolidated statements of operations and comprehensive income (loss) and in changes in accrued expenses and other liabilities in our condensed consolidated statements of cash flows. The changes in fair value during the three and nine months ended September 30, 2023, amounted to a charge of $6,597 included in other income in our condensed consolidated statements of operations and comprehensive income (loss) and in changes in accrued expenses and other liabilities in our condensed consolidated statements of cash flows.

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. As of September 30, 2024, the Company has not sold any Class A common stock under the Equity Line Purchase Agreement.

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

The Investors warrants allow them to purchase the 367,647 shares of the Company’s Class A common stock for an exercise price of $1.50. The warrants can be exercised, subject to certain ownership limitations, in whole or in part during the exercise period commencing on August 24, 2023 and ending on the date that is five years thereafter.

The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions, for subsequent common share issuance at a price lower than the then exercise price of the warrants and adjustments to the strike price of other equity-linked instruments to a lower price than the then exercise price of the warrants.

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants has been estimated using a Monte-Carlo model as follows:

	December 31, 2023	September 30, 2024
Stock price	$1.21	$.72
Exercise price	$1.50	$1.50
Contractual term (years)	4.65	3.9
Volatility	50.0%	60.0%
Risk-free rate	3.87%	3.58%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5% to 10%.

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At September 30, 2024 and December 31, 2023, the fair value of the warrant liability was $51,932 and $103,767, respectively, and included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three and nine months ended September 30, 2024 amounted to income of $22,021 and $51,835, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss) and in changes in accrued expenses and other liabilities in our condensed consolidated statements of cash flows. The changes in fair value during the three and nine months ended September 30, 2023 amounted to an income of $29,065 and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss) and in changes in accrued expenses and other liabilities in our condensed consolidated statements of cash flows.

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units activity with directors for the nine months ended September 30, 2024 and 2023.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	43,478	$1.38
Granted	—	—
Vested	(32,608)	(1.38)
Forfeited or cancelled	—	—
Outstanding as of September 30, 2024	10,870	$1.38

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2023	24,000	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of September 30, 2023	24,000	$5.00

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the nine months ended September 30, 2024 and 2023.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	1,165,247	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(20,746)	(5.00)
Outstanding as of September 30, 2024	1,144,501	$5.00

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2023	1,197,552	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(26,789)	(5.00)
Outstanding as of September 30, 2023	1,170,763	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

All share repurchases settled in the nine months ended September 30, 2023 were open market transactions. As of September 30, 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, 152,626 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $0.3 million. The average price paid per share during the nine months ended September 30, 2023 was $1.68.

Stock-Based Compensation Expense (Income)

During the nine months ended September 30, 2024, the Company determined that it is probable that the Company will not meet the performance-based milestones required by the RSU’s granted to employees. Accordingly, the Company has reversed the previously recognized compensation expense related to RSU’s. Stock-based compensation expense (income) resulting from RSUs and PSUs of ($834,719) and $589,532 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense (income) resulting from PSUs of ($62,174) and $32,475 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $13,966 and $220,231 under general and administrative expenses, respectively. For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $1,034 and $16,411 under research and development expenses, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recognized approximately $175,291 of deferred income tax expense, and $131,185 of deferred income tax benefit, respectively, related to our stock-based compensation expense.

As of September 30, 2024, our total unrecognized compensation cost related to RSUs and PSUs was approximately $1.8 million and is expected to be recognized over a weighted-average service period of 1.9 years.

NOTE 17 – SUBSEQUENT EVENTS

●	In October, 2024, 33,333 and 142,855 of the Equity Line and Convertible Note Warrants were exercised, respectively.
●	In October, 2024, the Company entered into a software development, publishing and distribution agreement for a new survival sandbox title. The intellectual property will be owned by the developer and the Company will have permanent exclusive publishing rights. The Company will pay to the developer a monthly royalty in addition to milestone payments in the amount of $1.5 million during the development of the game that will be recoupable through the royalty share. The Company made the first milestone payment of $0.5 million in October, 2024.

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

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 93.7 million console and PC installs through September 30, 2024 and repeated releases within the top-25 selling games on the Steam platform. See below for discussion of key performance metrics and non-GAAP measures. In the three and nine months ended September 30, 2024, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 210,000 and 212,000 daily active users (“DAUs”) on the Steam and Epic platforms, respectively, as compared to 231,000 and 249,000 in the three and nine months ended September 30, 2023, respectively. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended September 30, 2024 and 2023, we generated 88.7% and 86.4%, respectively, of our revenues from the ARK franchise. For the nine months ended September 30, 2024 and 2023, we generated 82.0% and 86.9%, respectively, of our revenues from the ARK franchise.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through September 30, 2024, our ARK franchise game has been played for 3.8 billion hours with an average playing time per user of 162 hours and with the top 21.2% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended September 30, 2024 and 2023, our net revenue was $22.5 million and $9.0 million, respectively. For the nine months ended September 30, 2024 and 2023, our net revenue was $58.3 million and $32.3 million, respectively. During the three months ended September 30, 2024, approximately 44.3% of our revenue came from consoles, 45.6% from PC and 10.1% from mobile and other platforms as compared to 43.5% from consoles, 41.4% from PC and 15.1% from mobile and other platforms during the three months ended September 30, 2023. During the nine months ended September 30, 2024, approximately 41.7% of our revenue came from consoles, 46.7% from PC and 11.6% from mobile and other platforms as compared to 41.1% from consoles, 37.4% from PC and 21.4% from mobile and other platforms during the nine months ended September 30, 2023. We had a net income of $0.2 million and a net loss of $4.4 million, for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 we had a net income of $0.7 million, as compared to net loss of $11.5 million for the nine months ended September 30, 2023.

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

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 48.7 million units between January 1, 2016 and September 30, 2024. During the three months ended September 30, 2024, we sold 1.1 million units compared to 1.2 million in the three months ended September 30, 2023. During the nine months ended September 30, 2024, we sold 3.5 million units compared to 3.9 million in the nine months ended September 30, 2023. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

Recent Developments

On June 27, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last thirty (30) consecutive business days (From May 10, 2024 to June 26, 2024), the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until December 24, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for the Class A common stock closed at $1.00 or more for a minimum of ten (10) consecutive business days, the Staff would provide written notification to the Company that it complied with the Bid Price Rule and the matter will be closed.

On October 18, 2024, we received a letter from the Staff notifying the Company that our Class A common stock had closed above $1.00 for 10 consecutive business days, from October 4, 2024, to October 17, 2024. Accordingly, the Company has regained compliance with the Bid Price Rule (Listing Rule 5550(a)(2)) and this matter is now closed.

Key Performance Metrics

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

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(in millions)
Units Sold(1)	1.1	1.2	(0.1)	(13.8)%	3.5	3.9	(0.4)	(11.1)%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units sold decreased during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, by 0.1 million units, or 13.8%. The Company’s units sold decreased due to a decrease in in sales of ARK: Survival Evolved of 0.6 million units, offset by an increase in sales of ARK: Survival Ascended of 0.4 million units and 0.1 million units from sales of Bellwright during the three months ended September 30, 2024. Units sold decreased during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, by 0.4 million units, or 11.1%. Units sold of ARK: Survival Evolved decreased by 2.0 million units, partially offset by an increase in ARK: Survival Ascended units sold of 1.3 million and an increase in Bellwright sales of 0.3 million units.

Bookings

Bookings is a key operating metric in assessing our financial performance. Bookings adjusts for the impact of deferrals and, we believe, provides a useful indicator of sales in a given period. It reflects the net amount of products and services sold digitally or physically in a given period, excluding the impact of revenue deferrals. Bookings is used by management to understand sales trends and assess the volume of our sales activity over time. Bookings should not be considered as alternatives to net income (loss), as measures of financial performance or any other performance measure derived in accordance with GAAP. Below is a reconciliation of total net revenue to Bookings, the closest GAAP financial measure.

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions)
Total net revenue	$22.5	$9.0	$13.5	150.9%	$58.3	$32.3	$26.0	80.2%
Change in deferred net revenue	(6.4)	1.5	(7.9)	(516.3)%	0.4	0.8	(0.4)	(53.3)%
Bookings	$16.1	$10.5	$5.6	53.6%	$58.7	$33.1	$25.6	77.1%

For the three months ended September 30, 2024, bookings increased by $5.6 million, or 53.6%, compared to the three months ended September 30, 2023, because of the release of ARK: Survival Ascended in the fourth quarter of 2023, and the releases of Bobs Tall Tales and Bellwright in the first half of 2024, along with the ARK: Survival Ascended DLC Aberration in September 2024. In addition to increased sales of the aforementioned titles, bookings decreased because the Company recognized deferred revenues of approximately $8.2 million during the three months ended September 30, 2024 for the release of Aberration and part II of Bobs Tall Tales; partially offset by the deferral of $2.6 million in revenues for sales of ARK: Survival Ascended DLC’s and the remaining part of Bobs Tall Tales which have not yet launched. During the three months ended September 30, 2023 the Company deferred $1.8 million in prepaid royalties for ARK: Survival Ascended and ARK II.

For the nine months ended September 30, 2024, bookings increased by $25.6 million, or 77.1%, compared to the nine months ended September 30, 2023, because of the release of ARK: Survival Ascended in the fourth quarter of 2023, and the release of Bobs Tall Tales and Bellwright along with the ARK: Survival Ascended DLCs, Scorched Earth in April 2024 and Aberration in September 2024. In addition to increased sales of the aforementioned titles, additionally, the Company deferred $15.3 million in revenues during the nine months ended September 30, 2024 for the ARK: Survival Ascended DLC’s and parts of Bobs Tall Tales which have not yet released, partially offset by the recognition of $14.4 million from deferred revenue upon the release of Scorched Earth, Aberration and the first two parts of Bobs Tall Tales.

Non-GAAP Measures

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), we believe EBITDA, as a non-GAAP measure, is useful in evaluating our operating performance. EBITDA, as used in this Quarterly Report on Form 10-Q, is a non-GAAP financial measure that is presented as supplemental disclosures and should not be construed as an alternative to net income (loss) or any other GAAP measure as an indicator of operating performance.

We present EBITDA because it is used by management to assess our financial performance, excluding certain expenses that management believes do not reflect the ongoing operating performance of the business. Management uses EBITDA to supplement GAAP measures of performance when evaluating our business strategies, making budgeting decisions and comparing performance against peer companies.

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

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure.

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions)
Net income (loss)	$0.2	$(4.4)	$4.6	105.3%	$0.7	$(11.5)	$12.2	106.2%
Interest income and interest income – related parties	(0.1)	-	(0.1)	28.4%	(0.2)	(0.1)	(0.1)	126.9%
Interest expense and interest expense – related parties	0.1	0.4	(0.3)	(74.1)%	0.6	1.0	(0.4)	(34.0)%
Provision for (benefit from) income taxes	0.2	(1.2)	1.4	(113.7)%	0.3	(3.0)	3.3	(108.9)%
Depreciation and amortization expense, property and equipment	0.1	0.1	-	(35.9)%	0.2	0.3	(0.1)	(32.0)%
EBITDA	$0.5	$(5.1)	$5.6	109.7%	$1.6	$(13.3)	$14.9	112.2%

For the three months ended September 30, 2024, EBITDA increased by $5.6 million, or 109.7%, compared to the three months ended September 30, 2023, primarily because of an increase in net income of $4.6 million and a decrease in the benefit from income taxes of $1.4 million, partially offset by a decrease in interest expense and interest expense – related parties of $0.3 million.

For the nine months ended September 30, 2024, EBITDA increased by $14.9 million, or 112.2%, compared to the nine months ended September 30, 2023, primarily because of an increase in net income of $12.2 million and a decrease in the benefit from income taxes of $3.3 million, partially offset by a decrease in interest expense and interest expense – related parties of $0.4 million.

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

Our net revenues through our current period top four platform providers as a proportion of our total net revenue for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions)
Platform 1	$10.6	$3.6	$7.0	197.1%	$27.3	$11.5	$15.8	136.2%
Platform 2	3.3	1.8	1.5	84.5%	8.3	5.4	2.9	54.3%
Platform 3	5.6	1.4	4.2	312.2%	14.0	5.3	8.7	165.2%
Platform 4	0.9	0.7	0.2	26.1%	1.9	2.6	(0.7)	(28.1)%
All Other Revenue	2.1	1.5	0.6	36.6%	6.8	7.5	(0.7)	(-9.4)%
Total	$22.5	$9.0	$13.5	150.9%	$58.3	$32.3	$26.0	80.2%

We expect changes in revenue to correlate with trends in the use and purchase of our games. The increase in net revenues of Platforms 1, 2 and 3 during the three and nine months ended September 30, 2024 from 2023 was due to increased sales from the release of ARK: Survival Ascended, Scorched Earth, Aberration, Bobs Tall Tales, Bellwright and Myth of Empires. The decrease in net revenues of Platform 4 during the nine months ended September 30, 2024 from 2023 was due to ARK: Survival Ascended not yet being launched on Platform 4 as of September 30, 2024. The increase in net revenues of Platform 4 during the three months ended September 30, 2024 from 2023 was due to the release of an ARK: Survival Evolved DLC on the platform.

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

Provision for (benefit from) income taxes

The benefit from income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 28% differed from the federal statutory rate of 21% due to permanent differences, foreign withholding taxes and state taxes.

Results of Operations

Comparison of the three months ended September 30, 2024 versus the three months ended September 30, 2023

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Revenues, net	$22.5	$9.0	$13.5	150.9%
Cost of revenues	13.8	9.5	4.3	46.1%
Gross profit (loss)	8.7	(0.5)	9.2	1,906.5%
Operating expenses:
General and administrative	3.8	3.5	0.3	11.4%
Research and development	3.9	1.3	2.6	195.0%
Advertising and marketing	0.5	0.2	0.3	130.2%
Depreciation and amortization	0.1	0.1	-	(35.9)%
Total operating expenses	8.3	5.1	3.2	62.8%
Income (loss) from operations	$0.4	$(5.6)	$6.0	107.3%

Revenues

Net revenues for the three months ended September 30, 2024 increased by $13.5 million, or 150.9%, compared to the three months ended September 30, 2023. The increase in net revenues was due to an increase in total Ark sales of $5.9 million, an increase in sales of the Bellwright of $1.0 million, recognition of $8.2 million in revenue from the release of Aberration and part II of Bobs Tall Tales, $1.2 million recognized for meeting the performance obligation of releasing Genesis II and Myth of Empires on certain platforms, partially offset by a decrease in Ark Mobile sales of $0.3 million and an increase in deferred revenues of $2.6 million related to sales of ARK: Survival Ascended and Bobs Tall Tales DLC’s which have not yet been released.

Cost of revenues

Cost of revenues for the three months ended September 30, 2024 increased by $4.3 million, or 46.1%, compared to the three months ended September 30, 2023.

Cost of revenues for the three months ended September 30, 2024 and 2023 comprised the following:

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Software license royalties - related parties	$5.3	$2.1	$3.2	152.5%
Software license royalties	0.3	0.4	(0.1)	(27.8)%
License and amortization - related parties	6.0	4.7	1.3	27.8%
Merchant fees	0.2	0.2	-	4.6%
Engine fees	0.9	0.3	0.6	191.8%
Internet, server and data center	1.1	1.8	(0.7)	(37.8)%
Total:	$13.8	$9.5	$4.3	46.1%

The increase in cost of revenues for the three months ended September 30, 2024 was due to an increase of $3.2 million in software license royalties – related parties, a result of increased ARK sales, an increase of $1.3 million in license and amortization – related parties due to the increased license fee paid to SDE partially offset by a lower depreciable base of intangible assets in 2024, an increase in engine fees of $0.6 million, partially offset by decreased internet, server and data center fees of $0.7 million and a decrease in software license royalties of $0.1million.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2024 increased by $0.3 million, or 11.4%, compared to the three months ended September 30, 2023. The increase in general and administrative expenses was due to an increase in legal and professional expenses of $0.1 million, an increase in office related expenses of $0.1 million, an increase in travel expenses of $0.1 million, an increase in non-income related taxes of $0.2 million, partially offset by reduced salaries and wages of $0.1 million due to reduced stock-based compensation expenses.

Research and development expenses

Research and development expenses for the three months ended September 30, 2024 increased by $2.6 million, or 195.0%, compared to the three months ended September 30, 2023. The increase in research and development expenses was due to the outsourced development of Hermes and Project Aether paid through Suzhou Snail and an increase in internal research and development salaries as the Company continues to expand its in house development team.

Advertising and marketing expenses

Advertising and marketing expenses for the three months ended September 30, 2024 increased by $0.3 million, or 130.2%, compared to the three months ended September 30, 2023. The increase in advertising and marketing expenses was due to increased advertising campaigns for ARK: Survival Ascended, its DLC release Aberration, add-on content Bobs Tall Tales, and Bellwright.

Other Factors Affecting Net Income (Loss)

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Interest income	$0.1	$-	$0.1	28.7%
Interest expense	(0.1)	(0.4)	0.3	74.1%
Other income	0.1	0.3	(0.2)	(76.1)%
Income tax (provision) benefit	(0.2)	1.2	(1.0)	(86.3)%

Interest income

Interest income was $0.1 million and $0.0 million for the three months ended September 30, 2024 and 2023, respectively. The increase was due to the balance of our cash deposits being higher on average during the three months ended September 30, 2024.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense decreased by $0.3 million for the three months ended September 30, 2024 because of lower average debt during the three months ended September 30, 2024.

Other income

Other income decreased by $0.2 million for the three months ended September 30, 2024, in comparison to the three months ended September 30, 2023. The decrease is due to the recognition of $0.3 million in litigation income in the three months ended September 30, 2023.

Provision for (benefit from) income taxes

The Company had an income tax provision of $0.2 million for the three months ended September 30, 2024 and a benefit of $1.2 million for the three months ended September 30, 2023. Our effective income tax rate was 40% during the three months ended September 30, 2024 and 21% during the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2024 versus the nine months ended September 30, 2023

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Revenues, net	$58.3	$32.3	$26.0	80.2%
Cost of revenues	39.4	29.7	9.7	32.7%
Gross profit	18.9	2.6	16.3	606.7%
Operating expenses:
General and administrative	9.0	11.9	(2.9)	(25.1)%
Research and development	7.5	3.9	3.6	93.3%
Advertising and marketing	1.3	0.5	0.8	172.6%
Depreciation and amortization	0.2	0.3	(0.1)	(32.0)%
Total operating expenses	18.0	16.6	1.4	8.2%
Income (loss) from operations	$0.9	$(14.0)	$14.9	106.2%

Revenues

Net revenues for the nine months ended September 30, 2024 increased by $26.0 million, or 80.2%, compared to the nine months ended September 30, 2023. The increase in net revenues was due to an increase in total Ark sales of $21.0 million, an increase due to the recognition of $1.2 million payment related to the Angela Games settlement and recognized upon satisfaction of performance obligations included in the contract, an increase in sales Bellwright of $4.9 million, an increase in sales of the Company’s other games of $0.5 million, partially offset by a decrease in Ark Mobile sales of $1.2 million and an increase in deferred revenues of $0.4 million related to the Ark franchise.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2024 increased by $9.7 million, or 32.7%, compared to the nine months ended September 30, 2023.

Cost of revenues for the nine months ended September 30, 2024 and 2023 comprised the following:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Software license royalties - related parties	$13.3	$6.9	$6.4	92.7%
Software license royalties	0.5	1.0	(0.5)	(49.4)%
License and amortization - related parties	18.0	14.8	3.2	22.0%
Merchant fees	0.7	1.0	(0.3)	(34.9)%
Engine fees	3.2	1.0	2.2	212.6%
Internet, server and data center	3.7	5.0	(1.3)	(24.2)%
Total:	$39.4	$29.7	$9.7	32.7%

The increase in cost of revenues for the nine months ended September 30, 2024 was due to an increase of $6.4 million in software license royalties – related parties, a result of increased ARK sales, an increase of $3.2 million in license and amortization – related parties due to the increased license fee paid to SDE partially offset by a lower depreciable base of intangible assets in 2024, an increase in engine fees of $2.2 million, partially offset by decreased internet, server and data center fees of $1.3 million, a decrease in merchant fees of $0.3 million and a decrease in software license royalties of $0.5 million.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2024 decreased by $2.9 million, or 25.1%, compared to the nine months ended September 30, 2023. The decrease in general and administrative expenses was due to a decrease in legal and professional expenses of $1.2 million, a decrease in administrative internet and server costs of $0.3 million, a decrease in salaries and wages of $1.4 million due to the reversal of previously expensed stock based compensation, and a decrease in expenses of $0.4 million for SEC filing fees, investor relations, NASDAQ listing fees and compliance expenses; partially offset by an increase in non-income related taxes of $0.3 million.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2024 increased by $3.6 million, or 93.3%, compared to the nine months ended September 30, 2023. The increase in research and development expenses was due to the outsourced development of Hermes and Aether paid through Suzhou Snail and increased internal research and development salaries as we continue to build our internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the nine months ended September 30, 2024 increased by $0.8 million, or 172.6%, compared to the nine months ended September 30, 2023. The increase in advertising and marketing expenses was due to increased advertising campaigns for the launch of ARK: Survival Ascended, its DLC releases Scorched Earth and Aberration, add-on content Bobs Tall Tales, and Bellwright.

Other Factors Affecting Net Income (Loss)

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Interest income	$0.2	$-	$0.2	128.9%
Interest expense	(0.6)	(1.0)	0.4	(34.0)%
Other income	0.5	0.3	0.2	70.1%
Income tax (provision) benefit	(0.3)	3.0	(3.3)	(91.1)%

Interest income

Interest income was $0.2 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was due to the balance of the of our cash deposits being higher on average during the nine months ended September 30, 2024.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense decreased by $0.4 million for the nine months ended September 30, 2024 because of the Company having a lower average debt balance during the nine months ended September 30, 2024.

Other income

Other income increased by $0.2 million for the nine months ended September 30, 2024, in comparison to the nine months ended September 30, 2023. The increase is due to the recognition of litigation revenues due to a revenue share agreement that was the result of the litigation settlement and revaluation of the Company’s outstanding warrant liabilities.

Provision for (benefit from) income taxes

The Company had an income tax provision of $0.3 million for the nine months ended September 30, 2024 and a benefit of ($3.0) million for the nine months ended September 30, 2023. Our effective income tax rate was 28% and 21% during the nine months ended September 30, 2024 and 2023, respectively.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $10.6 million and $15.2 million as of September 30, 2024 and December 31, 2023, respectively.

Our restricted cash and cash equivalents were $1.1 million as of September 30, 2024 and December 31, 2023. Our restricted cash primarily consists of time deposits and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of September 30, 2024, our 2021 Revolving Loan has a balance of $3.0 million and is due in December 2024. The Company has repaid its Convertible Notes balance of $1.1 million, its $1.5 million financing arrangement, and the remaining $0.8 million of its short term notes balance during the nine months ended September 30, 2024. In concurrence with the registration of the convertible notes shares the Company registered shares for distribution in an equity line of credit. The Company has the right, but not the obligation, to sell up to $5.0 million in Class A common stock to the investor. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan and to negotiate a new Short Term Note. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan or obtain a new short term note with the lender at terms acceptable to us or at all. The Company was in compliance with its debt covenants related to the 2021 Revolving Note and 2021 Promissory note for the trailing twelve months ended September 30, 2024, however it is probable that the Company will fail the covenants within the next 12 months. There is no guarantee that the Company will receive a waiver from the lender if the covenants of the loans are breached in the future. In the event of a future breach of the debt covenants the lender has the right, but not the obligation, to declare all or any part of the debt as due immediately and cease making any advances or extend any further credit to the Company.

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

Our current unrestricted cash position of approximately $10.6 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Net cash flows provided by (used in) operating activities	$2.0	$(10.8)	$12.8	118.8%
Net cash flows used in financing activities	(6.7)	(2.4)	(4.3)	(178.5)%
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	$(4.7)	$(13.2)	$8.5	64.7%

Operating activities

Net cash flows provided by (used in) operating activities for the nine months ended September 30, 2024 increased $12.8 million as compared to the nine months ended September 30, 2023, which resulted primarily from an increase in net income of $12.2 million, a decrease in accounts receivable and accounts receivable - related party of $17.4 million, a decrease in prepaids expenses and prepaid expenses – related party of $1.5 million, partially offset by a decrease in accounts payable and accounts payable – related parties of $15.9 million, a decrease in accrued expenses of $0.3 million, an increase in capitalized film costs of $0.4 million and a decrease in deferred revenues of $1.8 million.

The Company had a net income of $0.7 million, and a net loss of $11.5 million, for the nine months ended September 30, 2024 and 2023, respectively, representing an increase of $12.2 million. The increase was primarily due to an increase in net revenue of $26.0 million, decreased general and administrative expenses of $2.9 million, partially offset by increased research and development costs of $3.6 million, increased costs of revenues of $9.7 million, and an increase in advertising and marketing expenses of $0.8 million, and a decrease in income tax benefit of $3.3 million.

Non-cash reconciling items were ($0.4) million and ($0.7) million for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of $0.3 million. The decrease in the non-cash reconciling items was due to a decrease in amortization of intangible assets of $1.3 million, a decrease in stock based compensation expense of $1.5 million, partially offset by an increase in deferred taxes of $3.0 million, and an increase in accretion expense of $0.2 million.

Our accounts receivable - related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of September 30, 2024 and December 31, 2023, the net outstanding balances of receivables due from SDE were $9.0 million and $13.5 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within the next two fiscal years and intend to exercise all legally available means of collection. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5- Accounts Receivable - Related Party to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2024 were $6.7 million compared to $2.4 million for the nine months ended September 30, 2023. Financing activities for the nine months ended September 30, 2024 included $6.4 million in debt payments and $0.3 million in payments of capitalized offering costs in accounts payable. Financing activities for the nine months ended September 30, 2023 included debt repayments of $6.8 million, the purchases of treasury stock in the amount of $0.3 million, and $0.3 million in payments of capitalized offering costs partially offset by $2.3 million in borrowings on notes payable, $0.9 million for the issuance of convertible notes and $1.9 million received for refund of a dividend withholding tax overpayment.

Registered Offering

In September 2022, we filed a Form S-1 Registration Statement with the United States Securities and Exchange Commission in connection with our IPO. As of the effective date of the Registration Statement, we became the parent company of Snail Games USA and a holding company, with our principal asset consisting of all the shares of common stock of Snail Games USA.

In the IPO, we issued 3,000,000 shares of our Class A common stock and net proceeds from the issuance were distributed to Snail Games USA in November 2022 in the amount of $12.0 million. In connection with the IPO, $1.0 million of the net proceeds were remitted to an escrow account which was held to provide a source of funding for our indemnification obligations to the underwriters. The amount in escrow was released to the Company’s unrestricted cash and cash equivalents in November 2023.

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

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. As amended, the 2021 Revolving Loan matured on December 31, 2023 and bore interest at a rate equal to the prime rate less 0.25%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis. The Company amended the revolving loan agreement in December 2023, to extend the 2021 Revolving Loan maturity date to December 31, 2024. As of September 30, 2024, we had borrowings of $3.0 million outstanding under our 2021 Revolving Loan. We intend to extend the 2021 Revolving Loan prior to its maturity date in December 2024. There is no guarantee that we will be able to extend the 2021 Revolving Loan on terms acceptable to us in the future, or at all.

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

2022 Short Term Note

In January 2022, we amended and restated our 2021 Revolving Loan and we executed a promissory note to obtain an additional long-term loan with a principal balance of $10.0 million which was set to mature on January 26, 2023 (the “2022 Short Term Note”). In November 2022, the maturity date was extended to January 26, 2024. Interest was equal to the higher of 3.75% and the Wall Street Journal prime rate plus 0.50%. The 2022 Short Term Note is secured and collateralized by our existing assets. The Company completed the last payment obligation on the 2022 Short Term Note during the nine months ended September 30, 2024.

Convertible Notes

On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes had an interest rate of 7.5%, were paid in consecutive monthly installments beginning February 24, 2024 and matured on May 24, 2024. In connection with the Convertible Notes the Company issued to the investors warrants to purchase an aggregate of 714,285 shares that were accounted for under the fair value method and allocated a value of $445,754. The difference of $525,754 between the proceeds allocated to the Convertible Notes and the aggregate principal amount were accreted over the life of the notes and accounted for the fair value of the warrants and the stated discount. Additionally, $152,500 of transaction costs incurred by the Company were recorded as a debt discount. The discount was amortized using the effective interest rate of 103.4%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. As of September 30, 2024, the Convertible Notes have been repaid. The Company has registered shares for potential issuance on exercise of the warrants, or conversion of the note, on Form S-1 that was declared effective on October 30, 2023. As of September 30, 2024, the note holders have not exercised the warrants. During the nine months ended September 30, 2024, prior to repayment, the noteholders exercised the option to convert $60,000 in principal of the notes to 71,460 shares of the Company’s Class A common stock.

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. The Company has registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on Form S-1 that was declared effective on October 30, 2023. As of September 30, 2024 the Company has not sold any Class A common stock under the Equity Line Purchase Agreement.

2023 Note Payable

In July 2023, the Company entered into a cooperation agreement with its IDC vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return, the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds were repaid in monthly installments starting in November 2023 and were based on 20% of the gross monthly ARK: Survival Ascended revenues. The Company has imputed interest at 8.0% on draws made. As of September 30, 2024, we had repaid the remaining $1.5 million outstanding under the Note Payable.

Financial covenants

The 2021 Revolving Loan, Term Loan and the 2022 Short Term Note require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the 2021 Revolving Loan requires us to maintain an outstanding principal balance of no more than $3.0 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended September 30, 2024, the Company met the minimum debt service coverage ratio required by its debt covenants. The Company repaid the $0.8 million term note that was one of three debt facilities with the lender, in January 2024. The Company’s ability to comply with the covenants, or receive waivers for the covenants, can lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral. Due to the projected failure to comply with the debt covenant the Company classifies its long term debt as current.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected in a timely manner. Based on that evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting as described in Management’s Report on Internal Control Over Financial Reporting, in Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “2023 Annual Report on Form 10-K”), which includes our failure to properly design and implement controls related to the accounting for income taxes and disclosure controls related to deferred taxes in the consolidated financial statements; failure to properly classify certain operating expenses and games server costs as cost of revenues in the consolidated financial statements; failure to identify and allocate the consideration received from a settlement between the settlement gain and revenues generating activities; failure to properly determine the stand-alone selling prices of each performance obligation for certain digital revenue contracts; and, failure to design and implement information technology general controls related to segregation of duties within an information system relevant to the preparation of our consolidated financial statements. In addition, during the quarter ended June 30, 2024, a disclosure misstatement was identified related to the amount of revenue recognized over time and point in time. The lack of review procedures over this disclosure gives rise to an additional material weakness in our internal control over financial reporting.

Management’s Plan for Remediation

We are taking steps to remediate the material weaknesses, which include enhancing our financial reporting close control procedures by implementing additional review of unusual transactions, improving our review of the over-time revenue disclosures, improving our segregation of duties in the recording and approving of transactions, ensuring the accuracy and completeness of our income tax footnote disclosure and our accounting for income taxes through consultation with income tax professionals, hire experts to assist in preparing our revenue recognition policies, and hire experts in designing and implementing custom approval workflows in our ERP system in order to remediate these material weaknesses. However, our efforts to remediate the material weaknesses may not be effective in preventing a future material weakness or significant deficiency in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2024, we have made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include, but are not limited to, hiring qualified experts to assist in preparing internal accounting policies and our assessment of stand-alone selling prices assigned to the performance obligations of certain digital revenue contracts’, working closely with income tax professionals to ensure the accuracy and completeness of our income tax disclosures and enhance our controls over accounting for income taxes, implementation of a workflow in our ERP system that appropriately segregates duties of the users, and additional controls over the detailed review of our operating expenses

PART II OTHER INFORMATION

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

Risks Related to Our Business and Industry

Failure to meet NASDAQ’s continued listing requirements could result in the delisting of our Class A common stock, negatively impact the price of our Class A common stock and negatively impact our ability to raise additional capital.

On June 27, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for thirty (30) consecutive business days (from May 10, 2024 to June 26, 2024), the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until December 24, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Rule. The Staff informed the Company that if, at any time before the Compliance Date, the bid price for the Class A common stock closed at $1.00 or more for a minimum of ten (10) consecutive business days, the Staff would provide written notification to the Company that it complied with the Bid Price Rule and the matter will be closed.

On October 18, 2024, Nasdaq notified the Company that the Staff had determined that for ten (10) consecutive business days, from October 4, 2024, to October 17, 2024, the closing bid price of our Class A common stock has been at $1.00 per share or greater. Accordingly, the Staff informed us that we had regained compliance with Nasdaq Listing Rule 5550(a)(2) and this matter is now closed.

If at any time we do not satisfy the continued listing requirements of the Nasdaq, including compliance with the Bid Price Rule, within the time frame granted by Nasdaq, our Class A common stock will be delisted from the Nasdaq. Any perception that we may not regain compliance or a delisting of our Class A common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our Class A common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our Class A common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Class A common stock, and might deter certain institutions and persons from investing in our Class A common stock. In addition, if our Class A common stock was delisted, our Class A common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Class A common stock. This would adversely affect the ability of investors to trade our Class A common stock and would adversely affect the value of our Class A common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Class A common stock.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock is listed on Nasdaq, our shares of Class A common stock are “covered securities”. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were to be delisted from Nasdaq, our shares of Class A common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

As mentioned above, in the event of a delisting, we would take actions to restore our compliance with the Nasdaq listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, stabilize the market price or improve the liquidity of our Class A common stock or prevent our Class A common stock from meeting the mandatory Nasdaq listing requirements.

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 82.0% of our net revenue for the nine months ended September 30, 2024, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 92.2% of our net revenue for the nine months ended September 30, 2024. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022 and October 2023, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 82.0% of our net revenue for the nine months ended September 30, 2024. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the nine months ended September 30, 2024, 94.0% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 94.0% of our net revenue by product platform for the nine months ended September 30, 2024. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our effective tax rate was 28% and 21% for the nine month periods ended September 30, 2024 and 2023, respectively. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

The Company has debt obligations with short term durations that are coming due within one year.

We have significant debt obligations coming due within one year. Our current revolving loan has a balance of $3.0 million as of September 30, 2024, and is due for repayment on December 31, 2024. The Company intends to extend the revolving loan and renew our short-term note debt arrangement and faces the risk that we will be unable to. If we are unable to extend the revolving loan or renew the debt arrangement, the Company may have significantly reduced unrestricted cash which could adversely impact our results of operations and ability to invest in the development and acquisition of IP. See Note 11 – Revolving Loan, Short Term Note and Long-Term Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.

We cannot guarantee that our share repurchase program will be fully implemented or it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock (the “Share Repurchase Program”), which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors, at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of September 30, 2024, approximately $1.3 million of the Share Repurchase Program remains available for future repurchases. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

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

Our management identified material weaknesses in our internal control over financial reporting involving the failure to properly design and implement controls related to the accounting for income taxes and disclosure controls related to deferred taxes in the consolidated financial statements; failure to properly classify certain operating expenses and games server costs as cost of revenues in the consolidated financial statements; failure to identify and allocate the consideration received from a settlement between the settlement gain and revenues generating activities; failure to properly determine the stand-alone selling prices of each performance obligation for certain digital revenue contracts; and, failure to design and implement information technology general controls related to segregation of duties within an information system relevant to the preparation of the Company’s consolidated financial statements. Due to the size and nature of our organization and the implementation timing of our new cloud-based ERP system, we had limited personnel and system capabilities for adequate segregation of duties during the nine months ended September 30, 2024. See Part I, Item 4, “Controls and Procedures,” in this Quarterly Report for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. In addition, during the quarter ended June 30, 2024, a disclosure misstatement was identified related to the amount of revenue recognized over time and point in time. The lack of review procedures over this disclosure gives rise to a material weakness in our internal control over financial reporting. As a result of the material weaknesses, our management has concluded that our internal control over financial reporting were not effective as of September 30, 2024.

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

On April 15, 2024, Jim S. Tsai notified the Company of his decision to resign from his position as the Chief Executive Officer of the Company and all of the Company’s subsidiaries, including, Snail Games USA, Inc., with such resignation effective April 15, 2024; however, Mr. Tsai remained with the Company for a 30-day transition period. In conjunction with Mr. Tsai’s resignation as the Company’s Chief Executive Officer, the Company appointed Hai Shi and Xuedong (Tony) Tian to serve as the Company’s new Co-Chief Executive Officers, effective April 15, 2024. We are highly dependent on the expertise, skill and knowledge of Mr. Shi, our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Tian, our other Co-Chief Executive Officer, and Mr. Peter Kang, our Vice President and Director of Business Development and Operations. The loss of the services of any or all of these executive officers, or certain key product development personnel, including those employed by studio partners, such as Studio Wildcard, could significantly harm our business. In addition, if one or more key employees were to join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which would significantly harm our business. Failure to continue to attract and retain qualified management and creative personnel could adversely affect our business and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

The Company did not issue any securities that were not registered under the Securities Act during the nine months ended September 30, 2024.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2024	—	—	—	—
February 2024	—	—	—	—
March 2024	—	—	—	—
April 2024	—	—	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
July 2024	—	—	—	—
August 2024	—	—	—	—
September 2024	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. There were no share repurchases settled in the nine months ended September 30, 2024. As of September 30, 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporation by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on November 13, 2024.

Snail, Inc.

Date: November 13, 2024	By:	/s/ Xuedong Tian
Xuedong Tian
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

