Form 10-K
period 2024-12-31
Snail, Inc.
filed 2025-03-26
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41556

SNAIL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	88-4146991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12049 Jefferson Blvd Culver City, CA	90230
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: +1 (310) 988-0643

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SNAL	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of June 28, 2024, the last business day of the Registrant’s most recently completed second quarter, there was no public market for the Registrant’s class B common stock. The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Class A common stock on the Nasdaq Capital Market on June 28, 2024, was $6,903,794.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 20, 2025
Class A Common Stock, par value $0.0001 per share	8,465,080
Class B Common Stock, par value $0.0001 per share	28,748,580

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant’s 2025 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2024 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SNAIL, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2024

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

Forward-looking statements appear in a number of places in this Annual Report and include, but are not limited to, statements regarding our intent, belief or current expectations. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified described in “Part I, Item 1A.—Risk Factors,” of this Annual Report. The statements we make regarding the following matters are forward-looking by their nature:

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

ii

PART I

Item 1. Business.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue each year we released ARK downloadable content (“DLC”). Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with over 94.8 million console and PC installs through December 31, 2024. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics.” In the year ended December 31, 2024, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 213,000 daily active users (“DAUs”) on the Steam and Epic platforms. We define “daily active users” as the number of unique users who play any given game on any given day. For the years ended December 31, 2024 and 2023, we generated 85.1% and 87.8%, respectively, of our revenues from the ARK franchise.

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

Innovation: We believe innovation is at the core of a highly engaging entertainment experience. Our titles span from indie games to our AAA franchise ARK: Survival Ascended. We created the Wandering Wizard label to allow us to invest and grow indie titles built by bright, passionate teams.

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

Experience: Our management team has deep knowledge of the gaming landscape based on more than two decades of experience in the gaming industry. Our Founder, Co-Chief Executive Officer, Chief Strategy Officer, and Chairman Mr. Hai Shi, was a pioneer in sandbox and MMORPG games, and our Vice President and Director of Business Development and Operations, Peter Kang, who has a deep understanding of game development and publishing. Our industry experience is foundational to our success in development and publishing and helps us to quickly identify attractive acquisition and partnership opportunities.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through December 31, 2024, our ARK series games have been played for 3.9 billion hours with an average playing time per user of 162.1 hours and with the top 21.3% of all players spending over 100 hours in the game, according to data from the Steam platform. For the years ending December 31, 2024 and 2023, our net revenue was $84.5 million and $60.9 million, respectively. We have maintained a diversified revenue base across platforms. During fiscal year 2024, approximately 42.4% of our revenue came from consoles, 48.1% from PC and 5.5% from mobile platforms; as compared to 43.7% from consoles, 43.4% from PC and 9.6% from mobile platforms during the year ended December 31, 2023. We had a net income of $1.8 million for the year ending December 31, 2024 as compared to a net loss of $9.1 million for the year ending December 31, 2023.

Recent Developments

Game portfolio expansion: In December 2024, we released the highly anticipated next-gen ARK mobile game, ARK Ultimate Mobile Edition on iOS and Android platforms. In the launch month, over 2 million users downloaded the mobile game across the two mobile platforms. In an effort to further broaden our game portfolio. In 2024, we acquired eleven games through our gaming network and partners. We expect to release nine acquired games in 2025. A few notable titles include Honeycomb: The World Beyond – A sci-fi survival adventure where players assume the role of a bioengineer navigating the mysterious planet Sota7, Echoes of Elysium – an airship survival RPG set in a breathtaking procedural world of mystery and discovery, and Robots at Midnight – a retro-futuristic action-RPG aiming to captivate players with its dynamic gameplay and immersive storytelling.

New product segment: To bring more entertainment to our users, we have soft launched a short film mobile application on iOS and Android platforms. The short film mobile application, SaltyTV, brings exclusive, original stories from heart-racing thrillers to jaw-dropping romances to our viewers. We have released thirty-one short film dramas to date and expect a consistent roll out of new short film dramas throughout 2025 and beyond.

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

Value proposition for creators: In the first quarter of 2024 the Company has launched its premium modding program through ARK: Survival Ascended which will allow publishing of modified content to the PC, Xbox and PlayStation platforms. This is revolutionary as these platforms were previously locked for modified content. Our proprietary technology will allow capable developers familiar with the cutting-edge Unreal Engine 5 to publish their creations onto console platforms with the click of a button. The premium mods program for ARK: Survival Ascended represents a forward-thinking approach to community engagement and rewards creators with an industry leading 50% of the revenue generated.

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

Our Key Strengths

Top-ranked category defining franchise with a track record of growth: Our dedication to our customers and innovative game development has resulted in our position as a top-ranked, category-defining franchise with a track record of growth. Our flagship franchise, ARK, is a leader within the sandbox survival genre with over 94.8 million console and PC installs through December 31, 2024. ARK has been a top-25 selling game on the Steam platform by gross revenue each year we released an ARK DLC. As of December 31, 2024, ARK has been played for 3.9 billion hours since its release on the Steam platform.

Proven expertise in creating successful gaming franchises: We have proven expertise in creating successful gaming franchises. We are a multi-platform publisher with over 15 years of experience in creating culturally influential game titles, while demonstrating financial growth. As of December 31, 2024, we had 30 game titles. By recognizing the lucrative potential of the sandbox survival category at its nascent stages, we became a first mover in the category, and we now license and publish leading IP, including the global franchise ARK: Survival Evolved, ARK: Survival Ascended, Bellwright, Atlas, Last Oasis, Dark and Light and Outlaws of the Old West. Our approach to the industry is to create a one-size-fits-all game to draw people into the overall sandbox survival genre. In order to retain players, we invest in game quality to generate additional interest, in addition to spending on advertising. Our collaborative relationships with video game development studios, industry leaders, technology providers and distribution platforms allow us to invest in promising video game projects and manage their growth into AAA video games and entertainment franchises. Our approach creates a continuous cycle of monetization opportunities across our gaming portfolio.

IP portfolio spanning across multiple media formats and technology platforms to captivate end user: We license and own an IP portfolio spanning across multiple media formats and technology platforms to captivate end users. Our primary use of IP is to generate successful video games within and beyond the sandbox survival genre. Currently, our games are available on Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, as well as through traditional retail channels. However, our vision for our valuable IP rights extend far beyond just gaming: our vision extends into media formats such as animation, TV, movies, eSports, and reality TV and interactive media, which we believe has tremendous potential. We have high aspirations across digital media and we have entered the animation and television industry with ARK, the Animated Series in 2024.

Collaborative development process between developers and management: We continue to evolve with the industry with our deep pipeline of leading video game franchises such as ARK: Survival Evolved, ARK: Survival Ascended, Atlas, Survivor Mercs, Last Oasis, Bellwright, Dark and Light and Outlaws of the Old West. Our success in game development and in keeping up with industry trends is partially attributed to our collaborative relationships with video game development studios, industry leaders, technology providers and distribution platforms. Our cooperative development process provides for a proprietary scalable model to publish multiple AAA video games based on current trends. We are proud of our collaborative relationship with our developers, as we believe it is truly unique in our industry and one of our main differentiators. We offer developers an ecosystem that aligns incentives and creates an environment for creativity to thrive. In addition to wonderful ideas for games, we value partners who share our vision and culture. After a partnership is formed, we offer developers a direct line of communication to Mr. Shi, our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, who is viewed as a pioneer in the video game industry and business world. We offer developers freedom by giving them access to the wide breadth of the Snail platform and resources so they can do what they do best: create.

Innovative use and creation of next-gen technologies and platforms: We use innovative technology to serve our customers, allowing us to provide high-quality user experiences and services. Our proprietary video game technology includes a versatile development pipeline tools, advanced rendering technology and advanced server and network operations, in addition to our use of currently accepted standard industry technologies. Additionally, our customizable development infrastructure provides a framework for efficiently developing all types of video game projects using advanced rendering technologies for realistic lighting, weather and atmospheric effects, for creating new types of virtual assets and for other effects that heighten artistic detail and increase player engagement. Our ARK: Survival Ascended premium mod program unlocks the power of Unreal Engine 5 for our player base to create limitless content and rewards their creativity through the most competitive revenue sharing models in the industry. Modders will be able to amplify their reach through this technology by publishing their mods across multiple platforms. Our micro-influencer business, NOIZ, strives to build an influencer marketing platform for brands to directly engage with small to-midsized influencers, through which influencers can reach millions of video game consumers and generate additional revenue at a cost advantage.

Visionary management team well versed in industry and business: We attribute much of our success to our visionary senior management and business development teams, which have a deep understanding of games and global video markets and aim to build innovative products for gamers. Our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi, is also the founder and Chief Executive Officer of Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”), a related party, and is a pioneer in the video game industry and the sandbox survival genre. Mr. Shi is responsible for our overall vision, which has included adapting our business model for the global markets, focusing on premium games and investing in video game development and publishing in North America and Europe. Our founder and other members of our management and business development teams are seasoned gamers, who lead and provide insight into gaming development from a first-hand user’s perspective. We operate in an ecosystem in which our leaders employ a hands-on approach, as each developer is able to get direct contact with our founder and receive one-on-one feedback and mentorship.

Our Growth Strategy

Continue to grow our successful ARK franchise: As one of the most creative and innovative companies in our industry, our primary strategy is to capitalize on our franchise and focus on delivering unique games and content, offering services that extend and enhance the experience, and connecting more players across more platforms. We believe the breadth and depth of our multi-platform, services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. We have established ourselves as a market leader based on our continued ability to release titles which rank in the top 20 of Steam sales and will continue to enhance our market-leading gaming franchises including ARK: Survival Evolved, ARK: Survival Ascended, ARK: Ultimate Mobile Edition, Voyage, Bellwright, West Hunt and PixArk. We focus on publishing high-quality content, regularly updating our games after launch to encourage social interactions, adding new content and features, and improving monetization. For example, we have released five paid DLCs since the original release of ARK: Survival Evolved to support further growth in our ARK franchise. Furthermore, we have released ARK: Survival Ascended to revolutionize the ARK experience for our players through leveraging the Unreal Engine 5 and have implemented thorough quality of life revamps in all aspects of the game. We continue to release new DLCs such as Bob’s Tall Tales, Fantastic Tames, Astraeos, etc. to further enhance the player experience and growth of the ARK franchise. We will also continue to support the modding community through the premium mod program.

Continue to build a strong pipeline of new content via Snail Games USA and our independent label, Wandering Wizard: Building on our strong established franchises and creating new franchises through compelling new content is at the core of our business. We are always seeking ways to expand our portfolio of franchises, launching new intellectual property or rolling out innovative platforms for gamers to remain engaged and have a unique experience. We endeavor to reach as many consumers as possible by offering our content on multiple platforms and delivering compelling experiences across multiple business models. Currently, we have seven console and PC games under development that are expected to be released in the next five years. Our independent label, Wandering Wizard, allows us to publish independent games of different graphical quality and different genres at a lower acquisition cost while utilizing our proven development and distribution strategies. Titles published under Wandering Wizard include West Hunt, Expedition Agartha, Survivor Mercs, and Zombie Within. In addition to spending on advertising, we invest in the research and development of new games as a form of marketing to increase our exposure. We believe that utilizing resources in this manner allows us to better leverage our areas of developmental expertise before launching a title. Each new game serves as an opportunity to market ourselves, expose audiences to the sandbox survival genre, engage with existing players, and monetize our platform’s full breadth of opportunities.

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

Continue investing in new technologies and platforms to efficiently capitalize on emerging trends: We provide a variety of digitally delivered products and games that are played online and on mobile platforms, such as tablets and smartphones; as such, there are various opportunities for us to grow and enhance profitability. We will continue investing in new distribution channels such as streaming media, animation, television and eSports as opportunities in platform distribution as well as DLCs arise to expand our reach and grow our business. We invest in the development of interactive entertainment products for new distribution channels, which incorporate a new technology or business model that enables us to compete more effectively against our peers. For our future games, we ultimately aim to build a metaverse in which users can create their own gameplay content and interact in a virtual world with other players over a secured network. We intend to hold competitions where players can submit created content and receive rewards, with the potential of incorporation into a new map as DLC with the assistance of our development team. We continuously evaluate and integrate AI advancements into our development pipeline, leveraging emerging technologies to enhance efficiency, creativity, and overall productivity. As AI evolves, we are strategically adopting tools that optimize workflows and expand creative possibilities, including AI-driven image and video generation, AI-assisted photogrammetry for 3D models, AI-enhanced textures for realistic lighting, and AI-powered coding with large language models. These innovations are already driving significant productivity gains across all aspects of game development, allowing us to invest in the future while maintaining the handcrafted quality that defines our products.

Scale our operations through international market expansion and strategic acquisitions: In line with our growth strategy, we plan to complete acquisitions to expand our gaming offerings, obtain talent, and expand into new markets. We continue to evaluate strategic acquisition opportunities in areas such as studios, publishers, and agencies. We may also pursue joint ventures or establish subsidiaries with strategic partners as well as make investments in interactive gaming and entertainment business as part of our long-term business strategy. The global market for interactive entertainment continues to grow, and we seek to increase our presence internationally, particularly in South America, where video game demand is expected to increase as the region advances in technology. We have existing relationships and customers in South America which we hope will continue to grow. We retain licensing rights to our intellectual properties in certain regions and intend to build on our existing licensing relationships and also continue to expand on license distribution strategies to grow our international business. As a result, we are actively exploring international strategic opportunities that fit our needs and culture. We are currently iterating on an updated interface and product model for NOIZ which we will be terming NOIZ 3.0. This will update our interface with our current base and provide our clients with a more versatile way to issue campaigns to NOIZ’s userbase. We also seek to expand our licensing opportunities to new platforms and other geographies. We are continuing to execute on our growth initiatives, where our strategy is to broaden the distribution of our licensing opportunities. We intend to continue to build on our licensing relationships and also continue to expand on distribution strategies to grow our business. Furthermore, the growth and development of electronic commerce will enable us to explore more licensing opportunities across various geographic regions.

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

ARK: Survival Ascended: Uses the latest in videogame technology, Unreal Engine 5 (“UE5”), to deliver the next evolution of the ARK franchise. ARK: Survival Ascended is reimagined from the ground up with updated artwork, high end graphics, new physics systems and quality of life revamps in every area of the game. ARK: Survival Ascended also includes cross-platform multiplayer and modding capabilities. Players who purchase the game can currently access the island, Scorched Earth, Aberration, and Extinction, and will have access to ARK Genesis Parts 1 and 2 and more. The game currently supports consoles and PCs and was developed in partnership with Studio Wildcard and Grove Street Games.

ARK Ultimate Mobile Edition: A complete dinosaur survival experience tailored for iOS and Android mobile devices. This new free adaptation includes the massive content from PC and console versions of ARK: Survival Evolved and its acclaimed Expansion Packs—Scorched Earth, Aberration, Extinction, Genesis Parts 1 & 2, and fan-favorite maps like Ragnarok. With its debut, players can explore massive worlds, tame and train over 150 dinosaurs, and build and craft in an expansive multiplayer environment.

Bellwright: Developed in connection with our wholly owned subsidiary, Donkey Crew, Bellwright is an open-world strategy survival game based in the medieval period. The game offers a compelling blend of survival, strategy, combat, and town building in a richly imagined world. Players are challenged to build, sustain, and defend their town against the elements and adversaries all while building a rebellion force to take on the crown. Bellwright to launched in Early Access in the second quarter of 2024.

PixARK: An open-world, voxel type, survival sandbox game. To survive in the PixARK world players must tame creatures, craft high tech and magical tools and build their bases using cubes. The game has a robust character creator, an infinite number of voxel-based maps and procedurally generated quests making every PixARK adventure unique to the player. Players can play on their own or band together to form tribes. The game was released by Early Access on Microsoft Windows and Xbox One, then in 2019 the full version was launched on Steam, PlayStation 4 and Nintendo Switch.

Voyage Century Online: A free-to-play MMORPG set in the Age of Sail. Launched in 2007, the game focuses on maritime exploration, trading, naval battles, and empire-building. Players can choose different professions such as merchants, explorers, or naval warriors, and engage in real-time ship combat, city sieges, and treasure hunting. The game features an open world based on real historical locations, with a strong emphasis on upgrading ships, crafting, and economic systems.

West Hunt: Launched in Early Access in June 2022 and v1.0 in March 2023, West Hunt is a multiplayer social deduction game set in the Wild West. Developed by NewGen, it features 1v1 or team-based gameplay where one player takes on the role of an outlaw blending in with NPCs, while the other plays as a sheriff trying to identify and eliminate the criminal before time runs out. The outlaw must complete secret objectives without raising suspicion, while the sheriff uses clues and deduction to track them down.

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

As of December 31, 2024, we owned the following trademarks related to the business: 15 registered trademarks in the United States, two registered trademarks in non-U.S. jurisdictions, thirteen registered United States copyrights and one pending U.S. design patent application through one of our subsidiaries, which is scheduled to expire in 2033, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of December 31, 2024, we did not have any pending trademark registration applications and we did not have any issued U.S. design patents. Additionally, we have registered domain names for websites that we use in our business, such as snailgamesusa.com and playark.com.

A majority of our revenue is derived from licensed intellectual property, such as our ARK franchise. We license the intellectual property underlying our ARK franchise from SDE Inc. (“SDE”), the parent company of Studio Wildcard. SDE is controlled by the spouse of Mr. Shi, our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently, in December 2022, we amended the ARK1 License Agreement. The license fee has been restructured so that we will pay 45% of total revenue of ARK I as a royalty instead of the $1.5 million monthly fee plus 25% of the total ARK I revenue once the sequel, ARK II, is publicly released.

In March 2023, we amended the ARK1 License Agreement with SDE to include DLC prepayments. The Company will prepay a maximum of $5.0 million for each DLC, in whole or in part, in advance of a DLC release. No payment with respect to any DLC will exceed $5.0 million. In October 2023, we made an additional amendment to the ARK1 License Agreement to clarify the delineation of the ARK I, ARK II, and ARK: Survival Ascended monthly license fees, royalty percentages for each, and applicability of the $5.0 million DLC payments. Following the launch date of ARK: Survival Ascended we will pay a monthly license fee of $2.0 million, which will be terminated upon the public release of ARK II. The $2.0 million monthly license fee replaces the $1.5 million monthly license fee we were previously paying for ARK: Survival Evolved. Additionally, following the launch of ARK: Survival Ascended, we will pay 25% of the total ARK: Survival Ascended revenues as a monthly royalty and 40% of the total ARK: Survival Evolved revenue as a monthly royalty. The previously released 5 DLCs, mini-packs or add-ons to the 5 DLCs and any non-canonical maps on ARK: Survival Ascended are not subject to DLC payments required under the existing agreement. In 2024 and 2023, we incurred $24.0 million and $19.1 million, respectively, in license costs and $19.7 million and $14.1 million, respectively, in royalty costs pursuant to the ARK License Agreements.

In addition to our primary licenses for the ARK franchise, we are also party to other licensing agreements with Suzhou Snail, relating to the intellectual property for our current mobile and upcoming PC games. Under these license agreements, we receive an exclusive, sublicensable license to use, publish, distribute, market, operate and service games from third parties. The license agreements call for the developers to develop a certain number of titles for us, while we are responsible for the operation and launch of such games including the marketing, strategy, billing, and server maintenance for such games. In these agreements, payment terms will frequently include royalty payments to developers in the low to mid double-digit percentages range and will occasionally include up-front licensing payments and development payments based on scheduled deliverable milestones. Under these agreements, the developer will often own all of the intellectual property, and the agreements can be terminated for breach with a period to cure, for insolvency, or for our nonpayment. In 2024 and 2023, we accrued $0.7 million and $0.3 million, respectively, in license, royalty and development costs, which we record as accounts payable - related party.

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

Human Capital Resources

As of December 31, 2024, we had 149 full-time employees worldwide, of whom approximately 77% are based in North America and approximately 23% are based in Europe, the Middle East and Africa (“EMEA”) region. We have approximately 69% of our employees dedicated to technology and content development, 9% to marketing and 22% to general administration. We do not have any part-time employees, nor do we have any unions or collective bargaining agreements with any of our employees. We work to identify, attract and retain employees who are aligned with and will help us progress towards our mission, and we seek to provide competitive cash and equity compensation.

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

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled Item 1A. “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this section titled Item 1A. “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to, the following:

●	We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

●	If we do not consistently deliver popular, high-quality content in a timely manner, if we are not successful in meaningfully expanding our existing franchise, or if consumers prefer products from our competitors, our business may be negatively impacted.

●	We rely on license agreements to publish certain games, including games in our ARK franchise. Failure to renew our existing content licenses on favorable terms or at all or to obtain additional licenses would impair our ability to introduce new games, improvements or enhancements or to continue to offer our current games, which would materially harm our business, results of operations, financial condition and prospects.

●	We depend on our key management and product development personnel.

●	Our management team has limited experience managing a public company.

●	Our business is subject to the risks of earthquakes, fire, floods, public health crises and other natural catastrophes and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or other incidents or terrorism.

●	Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

●	We rely on third-party platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.

●	We depend on servers and networks to operate our games with online features. If we were to lose functionality in any of these areas for any reason, our business may be negatively impacted.

●	We may be unable to effectively manage the continued growth and the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

●	The interactive entertainment software industry is highly competitive.

●	We are subject to product development risks, which could result in delays and additional costs, and often times we must adapt to changes in software technologies.

●	Our business is subject to our ability to develop commercially successful products for the current video game platforms, which may not generate immediate or near-term revenues, and as a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

●	Our results of operations or reputation may be harmed as a result of objectionable consumer, or other third party-created content, or if our distributors, retailers, development, and licensing partners, or other third parties with whom we are affiliated, act in ways that put our brand at risk.

●	The products or services we release may contain defects, bugs or errors.

●	External game developers may not meet product development schedules or otherwise fulfill their contractual obligations.

●	Any cybersecurity-related attack, significant data breach, or disruption of the information technology systems or networks on which we rely could negatively impact our business.

●	If we do not successfully invest in, establish and maintain awareness of our brand and games or if we incur excessive expenses promoting and maintaining our brand or our games, our business, financial condition, results of operations or reputation could be harmed.

●	Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.

●	We have experienced rapid growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, then our business, operating results and financial condition would be adversely affected.

●	If general economic conditions decline, demand for our games could decline. In addition, our business is vulnerable to changing economic conditions and to other factors that adversely affect the gaming industry, which could negatively impact our business.

●	General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.

●	We utilize artificial intelligence (“AI”), which could expose us to liability or adversely affect our business.

●	If we are unable to protect the intellectual property relating to our material software, the commercial value of our products will be adversely affected, and our competitive position could be harmed.

●	If we infringe, misappropriate, or otherwise violate or are alleged to infringe, misappropriate or otherwise violate the intellectual property rights of third parties, our business could be adversely affected.

●	The Company has debt obligations with short term durations that are coming due within one year.

●	We are a “controlled company” under the corporate governance rules of Nasdaq and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. Since we elected to rely on the exemptions available to a “controlled company,” you do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

●	Mr. Shi, our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, controls us, and his ownership of our common stock prevents you and other stockholders from influencing significant decisions.

●	We cannot guarantee that our Share Repurchase Program will be fully implemented, nor that it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

●	The realization of the Company’s deferred tax assets is contingent upon the Company’s upcoming new game releases to generate sufficient taxable income.

Risks Related to Our Business and Industry

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 85.1% of our net revenue for the year ended December 31, 2024, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 94.0% of our net revenue for the year ended December 31, 2024. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022 and October 2023, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 85.1% of our net revenue for the year ended December 31, 2024. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business—Intellectual Property,” included in this Annual Report for the fiscal year ended December 31, 2024.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the year ended December 31, 2024, 94.6% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

Risk of Service Disruptions Due to Large-Scale Distributed Denial-of-Service (DDoS) Attacks

Our online game servers are vulnerable to Distributed Denial-of-Service (“DDoS) attacks, we are increasingly targeted by large-scale DDoS attacks, which have, at times, overwhelmed our game servers despite our implementation of advanced DDoS protection measures, it can disrupt gameplay, impact players experience, and harm our reputation. Recently, we have experienced waves of exceptionally large DDoS attacks that exceeded our mitigation capacity, causing prolonged server outages and disrupting player access to our games.

If we are unable to effectively prevent or mitigate future DDoS attacks, our services may experience repeated disruptions, negatively impacting the player experience, damaging our reputation, and leading to decreased user engagement and retention. Additionally, prolonged downtime could result in lost revenue, increased customer support costs, and potential refunds. Furthermore, as cyber threats continue to evolve in complexity and scale, strengthening our defenses may require significant additional investment in infrastructure, third-party security services, or other protective measures. If such attacks persist or escalate, they could materially and adversely affect our business, financial condition, and results of operations.

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 94.6% of our net revenue by product platform for the year ended December 31, 2024. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our results of operations or reputation may be harmed as a result of objectionable consumer, or other third party-created content, or if our distributors, retailers, development and licensing partners, or other third parties with whom we are affiliated, act in ways that put our brand at risk.

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

Failure to manage growth effectively could result in difficulty or delays in attracting new players, declines in quality or player satisfaction and demand for our games, increases in costs, difficulties in introducing new products and features or enhancing our offerings, loss of customers or consumers, difficulties in attracting or retaining talent or other operational difficulties, any of which could adversely affect our business, operating results and financial condition. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our customers and the overall economy is impacted by rising interest rates, inflation, uncertainties related to government fiscal and tax policies, including changes in tax rates, duties, tariffs, or other restrictions, sovereign debt crises, and other economic factors and the ongoing conflicts in Ukraine and Gaza.

User metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could harm our business, revenue and financial results.

We intend to regularly review our engagement metrics, including the number of our active users, paying users, and other measures to evaluate growth trends, performance and to make informed strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring, thus metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. In addition, we may implement new methodologies for calculating these metrics, which may result in the metrics changing or decreasing from prior periods or not being comparable to prior periods.

Expansion of the Company’s operations into new products, services and technologies, including content categories, is inherently risky and may subject it to additional business, legal, financial and competitive risks.

Expansion of the Company’s operations and its marketplace into additional products and services, such as short film drama involve numerous risks and challenges, including potential new competition, increased capital requirements and increased marketing spent to achieve customer awareness of these new products and services. Growth into additional content, product and service areas may require changes to the Company’s existing business model and cost structure and modifications to its infrastructure and may expose the Company to new regulatory and legal risks, any of which may require expertise in areas in which the Company has little or no experience. There is no guarantee that the Company will be able to generate sufficient revenue from sales of such products and services to offset the costs of developing, acquiring, managing and monetizing such products and services and the Company’s business may be adversely affected.

If our efforts to attract and retain users are not successful, our business will be adversely affected.

Our short film revenue is derived from in-app currency spend. We must continually add users and convert them to paying users. The video streaming business is new to us and our ability to penetrate and grow our user base may fluctuate. Our ability to attract and retain users and convert them to paying users will depend in part on our ability to consistently provide our users in countries around the globe with compelling content choices that keep our users engaged with our service, effectively drive conversation around our content and service, as well as provide quality experience for choosing and enjoying our short film dramas. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact on our ability to attract and retain users. Competitors include other entertainment video providers, such as linear television, and streaming entertainment providers.

Paying user growth is also impacted by adverse macroeconomic conditions, including inflation, may also adversely impact our ability to attract and retain paying users our business will be adversely affected.

If we do not continuously provide value to our users, including making improvements to our service in a manner that is favorably received by them, our revenue, results of operations and business will be adversely affected.

If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain paying users, and accordingly, our revenue, including revenue per paying user, and results of operations may be adversely affected.

We may, from time to time, adjust our in-app pricing, or our pricing model itself. Any adjustments we make may not be well received by our users and could negatively impact our ability to attract and retain paying users, and as a result, our ability to grow our business will be adversely affected.

If we fail to grow and maintain our active user base, our business, financial condition and operating results may be materially and adversely affected.

The size of our active user base with our products are critical to our success. We are new to the short film drama business. Our financial performance has been and will continue to be significantly affected by our ability to grow and engage our active user base. In addition, we may fail to maintain or increase our user base or our users’ engagement if, among other things:

●	we fail to innovate or develop new products and services that provide relevant content and satisfactory experience;

●	we fail to produce new dramas that are attractive to our users;

●	we fail to respond to or adopt evolving technologies for product development on a timely and cost-effective basis;

●	we fail to successfully market and monetize our existing and new mobile applications throughout their life cycles;

●	we fail to maintain or improve our technology infrastructure and security measures designed to protect our users’ personal privacy and cyber security;

●	we lose users to competing products and services or due to concerns related to personal privacy and cyber security or other reasons;

●	we fail to successfully implement our strategies related to the continued expansion of our global user base; or

●	we are required by existing or new laws, regulations or government policies to implement changes to our products or services that are adverse to our business.

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

General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.

Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes and uncertainties related to government fiscal and tax policies including changes in tax rates, duties, tariffs, or other restrictions, sovereign debt crises, and other economic factors could adversely affect demand for our products, require a change in product mix, or impact the cost of or ability to purchase inventory. Additionally, actions in various countries, particularly China and the United States, have created uncertainty with respect to tariff impacts on the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our business, including net sales and gross margin, will be influenced in part by merchandising and pricing strategies in response to potential cost increases by us and our competitors. While these potential impacts are uncertain, they could have an adverse affect on our business, financial condition and results of operations.

Prices of certain commodities, including gasoline and consumable goods used in manufacturing and our warehouse retail operations, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, taxes and periodic delays in delivery. Rapid and significant changes in commodity prices and our ability and desire to pass them through to our customers may affect our sales and profit margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by changes to the U.S.’s participation in, withdrawal out of, renegotiation of certain international trade agreements or other major trade related issues, including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas and retaliatory tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls.

Tariffs may cause cost increases and disruptions in technical R&D operations.

We rely substantially on third-party providers located in China and Europe to support our technical research and development initiatives. As a result, a significant portion of our R&D functions, including critical technical development and software engineering, are outsourced internationally. Recent and potential future trade policy changes, including the imposition or extension of tariffs on imported goods and services from China and Europe pose a material risk to our cost structure. Such tariffs may increase the costs of components, services, and skilled labor sourced from these regions, potentially resulting in higher operating expenses and reduced profit margins. In addition, tariff-induced supply chain disruptions could delay project timelines and necessitate a re-evaluation of our global outsourcing strategy, thereby adversely affecting our competitive position and financial performance.

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

Our effective tax rate was 25.7% for the year ended December 31, 2024 and 20.9% for the year ended December 31, 2023. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

The realization of the Company’s deferred tax assets is contingent upon the Company’s upcoming new game releases to generate sufficient taxable income.

The Company assesses the need for valuation allowances against deferred tax assets based on estimates and judgements about future taxable income. In the event the Company’s game releases are delayed, are ill received, or do not meet the Company’s estimates, the deferred tax assets may not be realizable. As such, the Company may need to record a valuation allowance to reflect the likelihood that the deferred tax assets will not be realized, which could have a material impact on our financial position. See Note 13 - Income Taxes to our audited consolidated financial statements included in this Annual Report.

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

We have significant debt obligations coming due within one year. Our current revolving loan has a balance of $3.0 million as of December 31, 2024, and is due for repayment on June 30, 2025. The Company intends to extend the revolving loan and renew our short-term note debt arrangement and faces the risk that we will be unable to. See Note 12 - Revolving Loan, Short Term Note and Long-Term Debt to our audited consolidated financial statements included in this Annual Report.

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

Our controlling stockholder, Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi, controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

Mr. Shi, our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, controls us, and his ownership of our common stock prevents you and other stockholders from influencing significant decisions.

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

Mr. Shi, our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, is a Chinese national. For so long as a Chinese individual continues to exercise majority voting control over us, changes in U.S. and Chinese laws in the future may make it more difficult for us to operate as a publicly traded company in the United States.

Future developments in U.S. and Chinese laws may restrict our ability or willingness to operate as a publicly traded company in the United States for so long as Mr. Shi, who is a Chinese national, or other Chinese investors, continue to beneficially own a significant percentage of our outstanding shares of common stock. The relations between the United States and China are constantly changing. During his administration, President Donald J. Trump issued a memorandum directing the President’s Working Group on Financial Markets to convene to discuss the risks faced by U.S. investors in Chinese companies and issued several executive orders restricting the operations of Chinese companies, such as the company that owns TikTok, in the United States. Additionally, the federal government has recently proposed legislation intended to protect American investments in Chinese companies. President In addition, various equity-based research organizations have published reports on Chinese companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. While we are not a Chinese company, any similar scrutiny of us, regardless of its merit, could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects. Additionally, should we be the subject of or indirectly covered by new legislation or executive orders addressed at protecting American investments in Chinese or Chinese-owned companies, our revenues and profitability would be materially reduced, and our business and results of operations would be seriously harmed.

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

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock (the “Share Repurchase Program”), which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors, at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of December 31, 2024, approximately $1.3 million of the Share Repurchase Program remains available for future repurchases. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

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

We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and may be restricted by our credit facilities or any future debt or preferred securities or future debt agreements we may enter into. As a result, capital appreciation, if any, of our Class A common stock will be your sole source of gain for the foreseeable future. See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” for a more detailed description of our dividend policy.

If we default on our credit obligations, our operations may be interrupted, and our business could be seriously harmed.

We have a credit facility that we may draw on to finance our operations and other corporate purposes. If we default on these credit obligations, our lenders may accelerate the debt and/or foreclose on property securing the debt.

If any of these events occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, could be seriously harmed. In addition, our credit facility contains operating covenants, including maintenance of certain financial ratios. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants have in the past, and could in the future, result in a default under the credit facility and any future financial agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under our credit facility and any future financing agreements that we may enter into to become immediately due and payable. For more information on our credit facility, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Our management identified a material weakness in our internal control over financial reporting involving the failure to properly value the fair value of warrants related to the convertible notes and equity line of credit. See Part II, Item 9A, “Controls and Procedures,” in this Annual Report for information regarding the identified material weaknesses and our actions to date to remediate the material weakness. As a result of the material weakness, our management has concluded that our internal control over financial reporting were not effective as of December 31, 2024.

We are taking steps to remediate the material weakness, which include to enhancing our financial reporting close control procedures by implementing additional reviews of fair value measurements and hiring appropriate valuation experts as needed. However, our efforts to remediate the material weakness may not be effective in preventing a future material weakness in our internal control over financial reporting. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results, which could cause our reported financial results to be materially misstated, result in the loss of investor confidence and cause the market price of our Class A common stock to decline.

We can give no assurance that the measures we have taken or plans to take in the future will remediate the material weakness identified or that any additional material weakness or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

Our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the sole and exclusive forum for most legal actions involving actions brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act of 1933, as amended (the “Securities Act”). We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We could continue to be considered an emerging growth company for up to five years, although we would lose that status sooner if our annual gross revenues exceed $1.235 billion, if we issue more than $1.0 billion in nonconvertible debt in a three-year period or if the fair value of our Class A common stock held by non-affiliates exceeds $700.0 million (and we have been a public company for at least 12 months and have filed at least one Annual Report on Form 10-K). For the fiscal year ended December 31, 2024, our total net revenue was $84.5 million.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity Risk Management, Strategy and Governance.

Cybersecurity Risk Management

Due to the nature of our business, we face a variety of potential cybersecurity risks that are ever evolving and include unauthorized access to our systems and data, disruption of our online game services, theft of intellectual property, and third-party risks as a result of our use of various third party service providers and cloud service providers. The Company’s risks related to our end user data is borne by our platform partners as we do not maintain any sensitive information of our players within our infrastructure. There have been no cybersecurity threat events identified during the year ended December 31, 2024, which have resulted in a material incident, or are reasonably likely to result in a material impact on our business strategy, results of operations or financial condition. For more information regarding risks relating to intellectual property and cybersecurity related attacks, see Item 1A of Part I, “Risk Factors — Risks Related to Intellectual Property” and “Risk Factors — Risks Related to Our Business and Industry” of this Annual Report.

Cybersecurity Strategy

We are working towards the implementation of relevant controls within the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to better address cybersecurity threats and we actively maintain a risk management plan that outlines the processes and procedures we use to identify, assess, mitigate and respond to cybersecurity risks. The plan is designed to protect the Company’s assets and safeguard the confidentiality, integrity and availability of its data and operations. Our cybersecurity risk management plan is integrated into the Company’s overall risk management process and establishes a clear framework with roles and responsibilities for managing cybersecurity risks. The Company currently uses a variety of security controls, including but not limited to firewalls, intrusion detection systems, data encryption in transit and at rest, and multi-factor authentication. We provide regular training to our employees and educate them on cybersecurity risks and best practices to mitigate these risks. The Company also maintains a comprehensive incident response plan to detect, respond to, assess the materiality of, and recover from cybersecurity incidents effectively.

Cybersecurity Governance

The Company’s executive management considers cybersecurity risk and other information technology risk as part of its risk oversight and has the ultimate responsibility for overseeing our cybersecurity strategy. Furthermore, during the year ended December 31, 2024, we have bolstered our Board of Directors through the appointment of a Director with an extensive history in cybersecurity and a deep understanding of cybersecurity threats which may have a material impact on our business and the video game industry as a whole. Our Director of IT holds operational responsibility for cybersecurity and maintains a suite of industry-standard tools to consistent confidentiality, integrity and availability of Company systems and data. Suspicious activity within Company networks and systems are investigated and assessed by the Director of IT and then reported to the executive management team. Verified incidents are also communicated to the Board of Directors. On a quarterly basis, the Director of IT reports cybersecurity monitoring updates to the CEO, coordinates with our newly appointed Board Member to implement our information technology and cybersecurity programs, as well as with our HR Manager to ensure that the Company’s employees have the adequate training on cybersecurity best practices.

Item 2. Properties.

As of December 31, 2024, we lease approximately 16,900 square feet of office space located in Beverly Hills, California under an operating lease that expires on November 13, 2025. We also own a two-story office building consisting of approximately 5,910 square feet of office space on 7,163 square feet of land in Culver City, California. We believe that these facilities are sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

See Item 8 of Part II, “Consolidated Financial Statements—Note 18—Commitments and Contingencies-Litigation.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock

Our Class A common stock is listed on the Nasdaq Capital Market and trades under the symbol “SNAL”. Public trading of our stock began on November 10, 2022. Prior to that, there was no public market for our Class A common stock.

Holders of Record

The approximate number of record holders of our Class A common stock as of March 20, 2025 was three, including Equiniti Trust Company, LLC, which holds shares of our Class A common stock on behalf of an indeterminate number of beneficial owners. The number of record holders of our Class B common stock as of March 20, 2025 was two.

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

On November 14, 2022, concurrently with the initial public offering (“IPO”) of our Class A common stock, and pursuant to the certain reorganization transactions, the pre-IPO stockholders of Snail Games USA collectively exchanged 500,000 shares of SGUSA common stock for 6,251,420 shares of our Class A common stock and 28,748,580 shares of our Class B common stock. The Company did not issue any securities that were not registered under the Securities Act during the year ended December 31, 2024.

The foregoing transactions were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2024	—	—	—	—
February 2024	—	—	—	—
March 2024	—	—	—	—
April 2024	—	—	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
July 2024	—	—	—	—
August 2024	—	—	—	—
September 2024	—	—	—	—
October 2024	—	—	—	—
November 2024	—	—	—	—
December 2024	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. All share repurchases settled in the fiscal years ended December 31, 2024 and 2023 were open market transactions. As of December 31, 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (the “Annual Report”). This discussion and analysis contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly under “Risk Factors,” in Part I, Item 1A of this Annual Report, and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Annual Report.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 94.8 million console and PC installs through December 31, 2024 and repeated releases within the top-25 selling games on the Steam platform. See below for discussion of key performance metrics and non-GAAP measures. During the fiscal year ended December 31, 2024, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 213,000 daily active users (“DAUs”) on the Steam and Epic platforms, as compared to 416,479 in the fiscal year ended December 31, 2023. We define “daily active users” as the number of unique users who play any given game on any given day. For the years ended December 31, 2024 and 2023, we generated 85.1% and 87.8%, respectively, of our revenues from the ARK franchise.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through December 31, 2024, our ARK franchise game has been played for 3.9 billion hours with an average playing time per user of 162.1 hours and with the top 21.3% of all players spending over 100 hours in the game, according to data from the Steam platform. For the years ended December 31, 2024 and 2023, our net revenue was $84.5 million and $60.9 million, respectively. During the year ended December 31, 2024, approximately 42.4% of our revenue came from consoles, 48.1% from PC and 5.5% from mobile platforms as compared to 43.7% from consoles, 43.4% from PC and 9.6% from mobile platforms during the year ended December 31, 2023. For the year ended December 31, 2024 we had a net income of $1.8 million, as compared to net loss of $9.1 million for the year ended December 31, 2023.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

Investments in our content strategy

We continuously evaluate and invest in content strategy to improve and innovate our games and features and to develop current technological platforms. We are currently actively investing in expanding our gaming pipeline as well as developing media and eSports content related to our gaming intellectual property. We also continue to invest to grow our micro-influencer platform, NOIZ, by attracting new influencers and brand customers. We have established a new division internally under the Interactive Films brand. This division will focus on creating content in the vertical short film segment of the digital entertainment market. The mobile application has already soft launched on iOS and Android platforms. We have released thirty-one short film dramas to date and expect a consistent roll out of new short film dramas.

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 49.9 million units between January 1, 2016 and December 31, 2024. During the year ended December 31, 2024, we sold 4.7 million units compared to 6.3 million in the year ended December 31, 2023. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

Investments in our technology platform

We are focused on innovation and technology leadership in order to maintain our competitive advantage. We spend a portion of our capital on our research and development platform to continuously improve our technological offerings and gaming platform. Our proprietary video game technology includes a versatile game engine, development pipeline tools, advanced rendering technology and advanced server and network operations. Continued investment in improving the technology behind our existing gaming platforms as well as developing new software tools for new product offerings is important to maintaining our strategic goals, developer and creator talent, and financial objectives. For us to continue providing cutting-edge technology to our users and bringing digital interactive entertainment to market, we must also continue to invest in developmental and creative resources. For our users, we regularly invest in user-friendly features and enhance user experience in our games and platforms. As our industry moves towards increased use of cloud gaming and gaming as a service technology, our ability to bring interactive technologies to market will be an increasingly important part of our business. To accompany our entry into the vertical short film market, we have developed a distribution platform, the Salty TV mobile application that allows users to access the content on demand.

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

Recent Developments

In December 2024, we released the highly anticipated next-gen ARK mobile game, ARK Ultimate Mobile Edition on iOS and Android platforms. In the launch month, over 2 million users downloaded the mobile game across the two mobile platforms. In an effort to further broaden our game portfolio. In 2024, we acquired eleven games through our gaming network and partners. We expect to release nine acquired games in 2025. A few notable titles include Honeycomb: The World Beyond – A sci-fi survival adventure where players assume the role of a bioengineer navigating the mysterious planet Sota7, Echoes of Elysium – an airship survival RPG set in a breathtaking procedural world of mystery and discovery, and Robots at Midnight – a retro-futuristic action-RPG aiming to captivate players with its dynamic gameplay and immersive storytelling.

To bring more entertainment to our users, we have soft launched a short film mobile application on iOS and Android platforms. The short film mobile application, SaltyTV, brings exclusive, original stories from heart-racing thrillers to jaw-dropping romances to our viewers. We have released thirty-nine short film dramas to date and expect a consistent roll out of new short film dramas throughout 2025 and beyond.

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

General and administrative

General and administrative expenses include rent expense, salaries, stock-based compensation, legal and professional expenses, administrative internet and server expenses, contract costs, insurance expenses, license and permits, other taxes and travel expenses. We expect salaries and wages to increase as we increase headcount as we expand our product offerings. Stock-based compensation will be recorded within research and development and general and administrative expense. We also record legal settlement expenses as components of general and administrative expenses. We expect general and administrative expenses will increase in absolute dollars due to the additional administrative and regulatory burden of becoming and operating as a public company and the inflationary pressures of recent years.

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

Provision for (benefit from) income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 25.7% differed from the federal statutory rate of 21% primarily due to the foreign research and development deduction, permanent differences, change in valuation allowance, and change in warrant valuation.

Results of Operations

Comparison of the year ended December 31, 2024 versus the year ended December 31, 2023

	Years ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Revenues, net	$84.5	$60.9	$23.6	38.7%
Cost of revenues	54.2	48.3	5.9	12.3%
Gross profit	30.3	12.6	17.7	140.0%
Operating expenses:
General and administrative	12.9	15.8	(2.9)	(18.6)%
Research and development	11.6	5.1	6.5	130.3%
Advertising and marketing	1.5	1.6	(0.1)	(3.7)%
Depreciation	0.4	0.4	-	(29.7)%
Total operating expenses	26.4	22.9	3.5	15.1%
Income (loss) from operations	$3.9	$(10.3)	$14.2	137.8%

Revenues

Net revenues for the year ended December 31, 2024 increased by $23.6 million, or 38.7%, compared to the year ended December 31, 2023. The increase in net revenues was due to an increase in recognition of deferred revenues of $32.2 million related to the Ark franchise, an increase in sales Bellwright of $5.9 million, partially offset by a decrease in total Ark sales of $13.0 million, a decrease in Ark Mobile sales of $1.0 million and a decrease in the Company’s other titles of $0.7 million.

Cost of revenues

Cost of revenues for the year ended December 31, 2024 increased by $5.9 million, or 12.3%, compared to the year ended December 31, 2023.

Cost of revenues for the years ended December 31, 2024 and 2023 comprised the following:

	Years ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Software license royalties - related parties	$19.9	$14.4	$5.5	38.3%
Software license royalties	0.6	1.1	(0.5)	(49.1)%
License and amortization - related parties	24.0	20.5	3.5	17.1%
Merchant fees	0.9	1.4	(0.5)	(34.9)%
Engine fees	3.8	4.3	(0.5)	(11.1)%
Internet, server and data center	4.9	6.5	(1.6)	(23.3)%
Costs related to other revenues	0.1	0.1	-	(56.5)%
Total:	$54.2	$48.3	$5.9	12.3%

The increase in cost of revenues for the year ended December 31, 2024 was due to an increase of $5.5 million in software license royalties – related parties, a result of increased deferred royalty recognition related to ARK franchise, an increase of $3.5 million in license and amortization – related parties due to the increased license fee paid to SDE partially offset by lower amortization expense due to a lower depreciable base of intangible assets in 2024, a decrease in engine fees of $0.5 million, decrease in internet, server and data center fees of $1.6 million, a decrease in merchant fees of $0.5 million and a decrease in software license royalties of $0.5 million.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2024 decreased by $2.9 million, or 18.6%, compared to the year ended December 31, 2023. The decrease in general and administrative expenses was due to a decrease in salaries and wages of $1.3 million due to the reversal of $0.9 million in previously expensed stock based compensation, a decrease in legal and professional expenses of $1.1 million, a decrease in bad debt expense of $0.6 million, a decrease in administrative internet and server costs of $0.4 million, and a decrease in expenses of $0.4 million for SEC filing fees, investor relations, NASDAQ listing fees and compliance expenses; partially offset by an increase in non-income related taxes of $0.4 million and general office expenses of $0.2 million.

Research and development expenses

Research and development expenses for the year ended December 31, 2024 increased by $6.5 million, or 130.3%, compared to the year ended December 31, 2023. The increase in research and development expenses was due to the outsourced development of For the Stars and project Aether paid through Suzhou Snail and increased internal research and development salaries as we continue to build our internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the year ended December 31, 2024 decreased by $0.1 million, or 3.7%, compared to the year ended December 31, 2023.

Other Factors Affecting Net Income (Loss)

	Years ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Interest income	$0.3	$0.1	$0.2	100.7%
Interest expense	(0.7)	(1.5)	0.8	(52.8)%
Other income (expense)	(1.0)	0.3	(1.3)	(468.9)%
Income tax (provision) benefit	(0.6)	2.4	(3.0)	(126.3)%

Interest income

Interest income was $0.3 million and $0.1 million for the year ended December 31, 2024 and 2023, respectively. The increase was due to the balance of our cash deposits being higher on average during the year ended December 31, 2024.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense decreased by $0.8 million for the year ended December 31, 2024 because of the Company having a lower average debt balance during the year ended December 31, 2024.

Other income (expense)

Other income (expense) decreased by $1.3 million for the year ended December 31, 2024, in comparison to the year ended December 31, 2023. The decrease is due to the revaluation of the Company’s outstanding warrant liabilities and exercised warrant contracts.

Provision for (benefit from) income taxes

The Company had an income tax provision of $0.6 million for the year ended December 31, 2024 and a benefit of ($2.4) million for the year ended December 31, 2023. Our effective income tax rate was 25.7% and 20.9% during the years ended December 31, 2024 and 2023, respectively.

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

	Years ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Units Sold(1)	4.7	6.3	(1.6)	(25.3)%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units sold decreased during the year ended December 31, 2024, as compared to the year ended December 31, 2023, by 1.6 million units, or 25.3%. Units sold of ARK: Survival Evolved decreased by 2.1 million units, partially offset by an increase in ARK: Survival Ascended units sold of 0.3 million and an increase in Bellwright sales of 0.4 million units.

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

	Years ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Total net revenue	$84.5	$60.9	$23.6	38.7%
Change in deferred net revenue	(8.8)	24.8	(33.6)	(135.7)%
Bookings	$75.7	$85.7	$(10.0)	(11.7)%

For the year ended December 31, 2024, bookings decreased by $10.0 million, or 11.7%, compared to the year ended December 31, 2023, because of increased sales at a higher ASP driven by the release of ARK: Survival Ascended in the fourth quarter of 2023. The releases of Bobs Tall Tales and Bellwright along with the ARK: Survival Ascended DLCs, Scorched Earth in April 2024, Aberration in September 2024 and Extinction in December 2024 partially offset the decrease in unit sales in 2024 but each product release was at a lower ASP than the initial release of ARK: Survival Ascended. Additionally, the Company recognized $13.2 million from deferred revenue upon the release of Scorched Earth, Aberration and Extinction in 2024 and deferred $6.7 million in revenues during the year ended December 31, 2024 for the ARK: Survival Ascended DLC’s have not yet released as compared to $22.0 million in revenues deferred during the year ended December 31, 2023 for the ARK: Survival Ascended DLC’s and parts of Bobs Tall Tales that had not yet launched.

Non-GAAP Measures

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), we believe EBITDA, as a non-GAAP measure, is useful in evaluating our operating performance. EBITDA, as used in this Annual Report on Form 10-K, is a non-GAAP financial measure that is presented as supplemental disclosures and should not be construed as an alternative to net income (loss) or any other GAAP measure as an indicator of operating performance.

We present EBITDA because it is used by management to assess our financial performance, excluding certain expenses that management believes do not reflect the ongoing operating performance of the business. Management uses EBITDA to supplement GAAP measures of performance when evaluating our business strategies, making budgeting decisions and comparing performance against peer companies.

EBITDA

We define EBITDA as net income (loss) before (i) interest income, (ii) interest expense, (iii) (benefit from) provision for income taxes, and (iv) depreciation expense, property and equipment.

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

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure.

	Years ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Net income (loss)	$1.8	$(9.1)	$10.9	120.1%
Interest income and interest income – related parties	(0.3)	(0.1)	(0.2)	99.2%
Interest expense and interest expense – related parties	0.7	1.5	(0.8)	(52.8)%
Provision for (benefit from) income taxes	0.6	(2.4)	3.0	(126.3)%
Depreciation expense	0.4	0.4	-	(29.7)%
EBITDA	$3.2	$(9.7)	$12.9	133.4%

For the year ended December 31, 2024, EBITDA increased by $12.9 million, or 133.4%, compared to the year ended December 31, 2023, primarily because of an increase in net income of $10.9 million and a decrease in the benefit from income taxes of $3.0 million, partially offset by a decrease in interest expense and interest expense – related parties of $0.8 million and an increase in interest income and interest income – related parties of $0.2 million.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $7.3 million and $15.2 million as of December 31, 2024 and 2023, respectively.

Our restricted cash and cash equivalents were $0.9 million and $1.1 million as of December 31, 2024 and 2023, respectively. Our restricted cash primarily consists of time deposits and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of December 31, 2024, our 2021 Revolving Loan has a balance of $3.0 million and is due in June 2025. The Company has repaid its Convertible Notes balance of $1.1 million, its $1.5 million financing arrangement, and the remaining $0.8 million of its short term notes balance during the twelve months ended December 31, 2024. In concurrence with the registration of the convertible notes shares the Company registered shares for distribution in an equity line of credit. The Company has the right, but not the obligation, to sell up to $5.0 million in Class A common stock to the investor. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan and to negotiate a new Short Term Note. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan or obtain a new short term note with the lender at terms acceptable to us or at all. The Company was in compliance with its debt covenants related to the 2021 Revolving Note and 2021 Promissory note for the trailing twelve months ended December 31, 2024, however it is probable that the Company will fail the covenants within the next 12 months. As such, the Company has classified the long-term portion of its promissory note as current. There is no guarantee that the Company will receive a waiver from the lender if the covenants of the loans are breached in the future. In the event of a future breach of the debt covenants the lender has the right, but not the obligation, to declare all or any part of the debt as due immediately and cease making any advances or extend any further credit to the Company.

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

Our current unrestricted cash position of approximately $7.3 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated:

	Years ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Net cash flows provided by (used in) operating activities	$(1.6)	$0.5	$(2.1)	(436.0)%
Net cash flows used in financing activities	(6.5)	(3.4)	(3.1)	(88.5)%
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	$(8.1)	$(2.9)	$(5.2)	(170.6)%

Operating activities

Net cash flows provided by (used in) operating activities for the year ended December 31, 2024 decreased $2.1 million as compared to the year ended December 31, 2023, which resulted primarily from a decrease in deferred revenues of $33.6 million, a decrease in accounts payable and accounts payable – related parties of $21.4 million, an increase in other noncurrent assets of $1.5 million, a decrease in accrued expenses of $0.6 million, a decrease in non-cash reconciling items of $0.6 million; partially offset by a decrease in accounts receivable and accounts receivable - related party of $34.1 million, increase in net income of $10.9 million, a decrease in prepaids expenses and prepaid expenses – related party of $8.5 million and an increase in prepaid taxes of $2.2 million.

The Company had a net income of $1.8 million and a net loss of $9.1 million, for the years ended December 31, 2024 and 2023, respectively, representing an increase of $10.9 million. The increase was primarily due to an increase in net revenue of $23.6 million, decreased general and administrative expenses of $2.9 million, partially offset by increased research and development costs of $6.5 million, increased costs of revenues of $5.9 million, an increase in expenses related to the revaluation of outstanding and exercised warrants of $1.2 million and a decrease in income tax benefit of $3.0 million.

Non-cash reconciling items were $0.5 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively, representing a decrease of $0.6 million. The decrease in the non-cash reconciling items was due to a decrease in amortization of intangible assets of $1.4 million, a decrease in stock based compensation expense of $1.7 million, a decrease in allowance for credit losses of $0.6 million, partially offset by an increase on the loss in fair value of warrant liabilities of $1.3 million, and an increase in deferred taxes of $2.1 million.

Our accounts receivable - related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of December 31, 2024 and 2023, the net outstanding balances of receivables due from SDE were $7.5 million and $13.5 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within the next two fiscal years and intend to exercise all legally available means of collection. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5- Accounts Receivable - Related Party to our consolidated financial statements included in this Annual Report.

Financing activities

Net cash flows used in financing activities for the year ended December 31, 2024 were $6.5 million compared to $3.4 million for the year ended December 31, 2023. Financing activities for the year ended December 31, 2024 included $6.4 million in debt payments, $0.3 million in payments of capitalized offering costs in accounts payable and proceeds of $0.2 million resulting from the exercise of liability classified warrants. Financing activities for the year ended December 31, 2023 included debt repayments of $9.5 million, the purchases of treasury stock in the amount of $0.3 million, and $0.3 million in payments of capitalized offering costs partially offset by $3.0 million in borrowings on a term loan, $0.8 million for the issuance of convertible notes, $1.9 million received for the refund of a dividend withholding tax overpayment and $1.0 million from the release of the Company’s restricted escrow deposit.

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

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance from $9,000,000 to $6,000,000. The revolving maturity date of revolving loan is extended to June 30, 2025 and has an annual interest rate equal to the prime rate less 0.25%. At December 31, 2024, the interest rate on this loan was 7.25%. As of December 31, 2024, we had borrowings of $3.0 million outstanding under our 2021 Revolving Loan.

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

2022 Short Term Note

In January 2022, we amended and restated our 2021 Revolving Loan and we executed a promissory note to obtain an additional long-term loan with a principal balance of $10.0 million which was set to mature on January 26, 2023 (the “2022 Short Term Note”). In November 2022, the maturity date was extended to January 26, 2024. Interest was equal to the higher of 3.75% and the Wall Street Journal prime rate plus 0.50%. The 2022 Short Term Note is secured and collateralized by our existing assets. The Company completed the last payment obligation on the 2022 Short Term Note during the year ended December 31, 2024.

Convertible Notes

On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes had an interest rate of 7.5%, were paid in consecutive monthly installments beginning February 24, 2024 and matured on May 24, 2024. In connection with the Convertible Notes the Company issued to the investors warrants to purchase an aggregate of 714,285 shares that were accounted for under the fair value method and allocated a value of $445,754. The difference of $525,754 between the proceeds allocated to the Convertible Notes and the aggregate principal amount were accreted over the life of the notes and accounted for the fair value of the warrants and the stated discount. Additionally, $152,500 of transaction costs incurred by the Company were recorded as a debt discount. The discount was amortized using the effective interest rate of 103.4%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. As of December 31, 2024, the Convertible Notes have been repaid. The Company has registered shares for potential issuance on exercise of the warrants, or conversion of the note, on Form S-1 that was declared effective on October 30, 2023. As of December 31, 2024, the note holders have exercised 202,379 warrants. During the year ended December 31, 2024, prior to repayment, the noteholders exercised the option to convert $60,000 in principal of the notes to 71,460 shares of the Company’s Class A common stock.

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. The Company has registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on Form S-1 that was declared effective on October 30, 2023. As of December 31, 2024 the Company has not sold any Class A common stock under the Equity Line Purchase Agreement and the investor has exercised 33,333 warrants.

2023 Note Payable

In July 2023, the Company entered into a cooperation agreement with its IDC vendor. The Company agreed to make the vendor the official server host of ARK: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return, the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds were repaid in monthly installments starting in November 2023 and were based on 20% of the gross monthly ARK: Survival Ascended revenues. The Company has imputed interest at 8.0% on draws made. As of December 31, 2024, we had repaid the remaining $1.5 million outstanding under the Note Payable.

Financial covenants

The 2021 Revolving Loan, Term Loan and the 2022 Short Term Note require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the 2021 Revolving Loan requires us to maintain an outstanding principal balance of no more than $3.0 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended December 31, 2024, the Company met the minimum debt service coverage ratio required by its debt covenants. The Company repaid the $0.8 million term note that was one of three debt facilities with the lender, in January 2024. The Company’s ability to comply with the covenants, or receive waivers for the covenants, can lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral. Due to the projected failure to comply with the debt covenant within the next twelve months, the Company classifies its long term debt as current.

For additional information regarding our indebtedness, see Note 12, Revolving Loan, Short Term Note and Long-Term Debt to our consolidated financial statements included in this Annual Report.

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

UPDATE

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Snail, Inc.

Culver City, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Snail, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 26, 2025

Item 1. Consolidated Financial Statements

Snail, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

ASSETS

Current Assets:
Cash and cash equivalents	$7,303,944	$15,198,123
Accounts receivable, net of allowances for credit losses of $523,500 as of December 31, 2024 and 2023	9,814,822	25,134,808
Accounts receivable - related party	2,336,274	-
Loan and interest receivable - related party	105,759	103,753
Prepaid expenses - related party	2,521,291	6,044,404
Prepaid expenses and other current assets	1,846,024	639,693
Prepaid taxes	7,318,424	9,529,755
Total current assets	31,246,538	56,650,536

Restricted cash and cash equivalents	935,000	1,116,196
Accounts receivable – related party, net of current portion	1,500,592	7,500,592
Prepaid expenses - related party, net of current portion	9,378,594	7,784,062
Property and equipment, net	4,378,352	4,682,066
Intangible assets, net	973,914	271,717
Deferred income taxes	10,817,112	10,247,500
Other noncurrent assets	1,683,932	164,170
Operating lease right-of-use assets, net	1,279,330	2,440,690
Total assets	$62,193,364	$90,857,529

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,656,367	$12,102,929
Accounts payable - related parties	15,383,171	23,094,436
Accrued expenses and other liabilities	4,499,280	2,887,193
Interest payable - related parties	527,770	527,770
Revolving loan	3,000,000	6,000,000
Notes payable	-	2,333,333
Convertible notes, net of discount	-	797,361
Current portion of long-term promissory note	2,722,548	2,811,923
Current portion of deferred revenue	3,947,559	19,252,628
Current portion of operating lease liabilities	1,444,385	1,505,034
Total current liabilities	36,181,080	71,312,607

Accrued expenses	265,251	254,731
Deferred revenue, net of current portion	21,519,888	15,064,078
Operating lease liabilities, net of current portion	57,983	1,425,494
Total liabilities	58,024,202	88,056,910

Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 9,626,070 shares issued and 8,275,795 shares outstanding as of December 31, 2024, and 9,275,420 shares issued and 7,925,145 shares outstanding as of December 31, 2023	962	927
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of December 31, 2024 and December 31, 2023	2,875	2,875

Additional paid-in capital	25,738,082	26,171,575
Accumulated other comprehensive loss	(279,457)	(254,383)
Accumulated deficit	(12,117,385)	(13,949,325)
Treasury stock at cost (1,350,275 shares as of December 31, 2024 and 2023)	(3,671,806)	(3,671,806)
Total Snail, Inc. equity	9,673,271	8,299,863
Noncontrolling interests	(5,504,109)	(5,499,244)
Total stockholders’ equity	4,169,162	2,800,619
Total liabilities, noncontrolling interests and stockholders’ equity	$62,193,364	$90,857,529

See accompanying notes to the consolidated financial statements

Snail, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2024 and 2023

	2024	2023

Revenues, net	$84,467,047	$60,902,098
Cost of revenues	54,236,342	48,306,403

Gross profit	30,230,705	12,595,695

Operating expenses:
General and administrative	12,867,210	15,816,088
Research and development	11,647,293	5,057,421
Advertising and marketing	1,523,398	1,582,464
Depreciation	303,714	432,306
Loss on disposal of fixed assets	-	427
Total operating expenses	26,341,615	22,888,706

Income (loss) from operations	3,889,090	(10,293,011)

Other income (expense):
Interest income	260,679	129,854
Interest income - related parties	2,005	2,000
Interest expense	(723,038)	(1,531,719)
Other income (expense)	(981,223)	265,980
Foreign currency transaction gain (loss)	11,686	(68,180)
Total other income (expense), net	(1,429,891)	(1,202,065)

Income (loss) before provision for (benefit from) income taxes	2,459,199	(11,495,076)

Provision for (benefit from) income taxes	632,124	(2,400,652)

Net income (loss)	1,827,075	(9,094,424)

Net loss attributable to non-controlling interests	(4,865)	(8,349)

Net income (loss) attributable to Snail, Inc.	1,831,940	(9,086,075)

Comprehensive income (loss) statement:

Net income (loss)	$1,827,075	(9,094,424)

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	(25,074)	52,817

Total comprehensive income (loss)	$1,802,001	$(9,041,607)

Net income (loss) attributable to Class A common stockholders:
Basic	$400,576	$(1,960,813)
Diluted	$400,576	$(1,960,813)

Net income (loss) attributable to Class B common stockholders:

Basic	$1,431,364	$(7,125,262)
Diluted	$1,431,364	$(7,125,262)

Income (loss) per share attributable to Class A and B common stockholders:
Basic	$0.05	$(0.25)
Diluted	$0.05	$(0.25)

Weighted-average shares used to compute income (loss) per share attributable to Class A common stockholders:
Basic	8,045,469	7,911,369
Diluted	8,045,469	7,911,369

Weighted-average shares used to compute income (loss) per share attributable to Class B common stockholders:
Basic	28,748,580	28,748,580
Diluted	28,748,580	28,748,580

See accompanying notes to the consolidated financial statements

Snail, Inc. and Subsidiaries

Consolidated Statements of Equity for the Years Ended December 31, 2024 and 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2022	9,251,420	$925	28,748,580	$2,875	$23,436,942	$(307,200)	$(4,863,250)	(1,197,649)	$(3,414,713)	$14,855,579	$(5,490,895)	$9,364,684

Return of dividend distribution tax withholding payment	-	-	-	-	1,886,600	-	-	-	-	1,886,600	-	1,886,600

Stock based compensation related to restricted stock units	-	-	-	-	848,035	-	-	-	-	848,035	-	848,035

Common stock issued for service	24,000	2	-	-	(2)	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(152,626)	(257,093)	(257,093)	-	(257,093)

Foreign currency translation	-	-	-	-	-	52,817	-	-	-	52,817	-	52,817

Net loss	-	-	-	-	-	-	(9,086,075)	-	-	(9,086,075)	(8,349)	(9,094,424)

Balance at December 31, 2023	9,275,420	$927	28,748,580	$2,875	$26,171,575	$(254,383)	$(13,949,325)	(1,350,275)	$(3,671,806)	$8,299,863	$(5,499,244)	$2,800,619

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2023	9,275,420	$927	28,748,580	$2,875	$26,171,575	$(254,383)	$(13,949,325)	(1,350,275)	$(3,671,806)	$8,299,863	$(5,499,244)	$2,800,619

Conversion of notes payable	71,460	7	-	-	59,993	-	-	-	-	60,000	-	60,000

Exercise of warrants	235,712	24	-	-	396,726	-	-	-	-	396,750	-	396,750
Stock based compensation related to restricted stock units	-	-	-	-	(890,208)	-	-	-	-	(890,208)	-	(890,208)

Common stock issued for service	43,478	4	-	-	(4)	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(25,074)	-	-	-	(25,074)	-	(25,074)

Net income (loss)	-	-	-	-	-	-	1,831,940	-	-	1,831,940	(4,865)	1,827,075

Balance at December 31, 2024	9,626,070	$962	28,748,580	$2,875	$25,738,082	$(279,457)	$(12,117,385)	(1,350,275)	$(3,671,806)	$9,673,271	$(5,504,109)	$4,169,162

See accompanying notes to the consolidated financial statements

Snail, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

	2024	2023

Cash flows from operating activities:
Net income (loss)	$1,827,075	$(9,094,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization - intangible assets, net	7,804	1,384,862
Amortization - loan origination fees and debt discounts	62,855	124,595
Accretion – convertible notes	222,628	306,664
Loss on change in fair value of warrant liabilities	1,332,815	32,883
Depreciation - property and equipment	303,714	432,306
Stock-based compensation expense (income)	(890,208)	848,035
Loss on disposal of fixed assets	-	427
Credit losses	-	581,498
Deferred taxes, net	(569,601)	(2,644,964)

Changes in assets and liabilities:
Accounts receivable	15,319,987	(18,939,465)
Accounts receivable - related party	3,663,726	3,824,775
Prepaid expenses - related party	1,928,581	(8,245,966)
Prepaid expenses and other current assets	(1,206,331)	501,104
Prepaid taxes	2,211,331	-
Other noncurrent assets	(1,523,065)	-
Accounts payable	(7,183,648)	2,992,856
Accounts payable - related parties	(8,001,265)	3,176,177
Accrued expenses and other liabilities	46,542	626,764
Interest receivable - related parties	(2,005)	(2,000)
Lease liabilities	(266,800)	(205,520)
Deferred revenue	(8,849,259)	24,765,261
Net cash provided by (used in) operating activities	(1,565,124)	465,868

Cash flows from financing activities:
Repayments on promissory note	(89,374)	(79,897)
Repayments on notes payable	(2,333,333)	(6,500,000)
Repayments on convertible notes	(1,020,000)	-
Repayments on revolving loan	(3,000,000)	(3,000,000)
Borrowings on notes payable	-	3,000,000
Proceeds from issuance of convertible notes	-	847,500
Cash proceeds from exercise of warrants	220,000	-
Refund of dividend withholding tax overpayment	-	1,886,600
Purchase of treasury stock	-	(257,093)
Payments of offering costs in accounts payable	(262,914)	(342,318)
Release of escrow deposit	-	1,003,804
Net cash used in financing activities	(6,485,621)	(3,441,404)

Effect of foreign currency translation on cash and cash equivalents	(24,630)	51,670

Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(8,075,375)	(2,923,866)

Cash and cash equivalents, and restricted cash and cash equivalents - beginning of the period	16,314,319	19,238,185

Cash and cash equivalents, and restricted cash and cash equivalents – end of the period	$8,238,944	$16,314,319

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$467,188	$934,523
Income taxes	$(1,100,302)	$248,388
Noncash transactions during the period for:
Issuance of warrants in connection with the equity line of credit	$-	$(105,411)
Debt converted to equity	$(60,000)	$-
Right-of-use assets obtained in exchange for a lease liability	$(85,588)	$-
Liabilities converted to equity upon exercise of warrants	$176,750	$-
Acquisition of software in accounts payable – related parties	$290,000	-
Acquisition of license rights in accrued expenses and other liabilities	$420,000

See accompanying notes to the consolidated financial statements

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

Segment Reporting

The Company has one operating and reportable segment, as the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating performance. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are developed internally or licensed from related and third parties. Financial information about our geographic regions is included in Note 3 – Revenue from Contracts with Customers and information about our reportable operating segment is included in Note 18 – Operating Segments.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The virtual goods that the Company sells to players of our free-to-play mobile-games, include virtual currency or in-game purchases of additional game play functionality. For virtual goods, the satisfaction of our performance obligation is dependent on the nature of the virtual good purchased and as a result, the Company categorizes its virtual goods as follows:

●	Consumable: consumable virtual items represent items that can be consumed by a specific player action. Consumable virtual items do not result in a direct benefit that the player keeps or provide the player any continuing benefit following consumption, and they often enable a player to perform an in-game action immediately. For the sale of consumable virtual items, the Company recognizes revenue ratably over the estimated service period, or as items are consumed, as applicable to the game (i.e., over time).

●	Durable: durable virtual items represent items that are accessible to the player over an extended period of time. The Company recognizes revenue from the sale of durable virtual items ratably over the estimated service period for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item or the life of the user.

For the ARK: Survival Ascended and Bob’s Tall Tales games that were sold in a bundle with downloadable content (“DLC”) that have not yet been launched and been reported in deferred revenue in the consolidated balance sheets, the Company has used the adjusted market assessment approach per ASC 606-10-32-34 to assign a value for the Company’s remaining performance obligation. The Company uses the following reasonably available information in developing the standalone selling prices of the performance obligations:

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

The Company has a long-term title license agreement with a platform which makes ARK 1 available on the platform in perpetuity, and puts ARK II on the platform for three years upon release. The Company deferred $2.3 million related to ARK II that is included in the long-term portion of deferred revenue and will be recognized upon the release of ARK II on the platform.

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless it is cancelled. Upon executing the distribution agreement, the Company received $1.8 million as prepaid royalties. During the year ended December 31, 2024, the Company recognized $0.7 million of the revenue related to the retail release of ARK: Survival Ascended. As of December 31, 2024, the Company reported the remaining $1.1 million related to ARK II as long-term deferred revenue until the disc releases occur.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game localization costs, game licenses, engine fees and amortization costs. Cost of revenues for the years ended December 31, 2024 and 2023 were comprised of the following:

	2024	2023
Software license royalties – related parties	$19,908,982	$14,398,482
Software license royalties	574,520	1,128,517
License and amortization – related parties	24,000,000	20,496,961
License and amortization	7,804	804
Merchant fees	890,999	1,369,595
Engine fees	3,823,215	4,301,104
Internet, server and data center	4,977,076	6,487,340
Costs related to other revenue	53,746	123,600
Total:	$54,236,342	$48,306,403

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, expenses related to being a publicly traded company, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. Stock-based compensation expense (income) of $(828,495) and $799,955 was incurred during the years ended December 31, 2024 and 2023, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs of $1,523,398 and $1,582,464 were incurred during the years ended December 31, 2024 and 2023, respectively

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Stock-based compensation expense (income) of $(61,713) and $48,080 was incurred during the years ended December 31, 2024 and 2023, respectively.

We account for software products intended to be sold, leased or otherwise marketed in accordance with ASC 985. Accordingly, we capitalize certain development costs incurred after technological feasibility is established but before the general release of the game. In some cases, there may be capitalized costs for the development of significant additions or improvements to a game or for porting to a different console. These capitalized costs may include labor, materials, and an allocation of overhead directly related to development activities or outsourced development services. There have not been any software costs capitalized to date under ASC 985 as the related titles have not yet reached technological feasibility thresholds.

Non-controlling Interests

Non-controlling interests on the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of December 31, 2024 and 2023, there were non-controlling interests with the following subsidiaries:

Subsidiary Name	Equity % Owned	Non-Controlling %
Snail Innovative Institute	70%	30%
BTBX.IO, LLC	70%	30%
Donkey Crew, LLC	99%	1%

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash is available for use in current operations or other activities such as capital expenditures. Restricted cash and cash equivalents are time deposits, that are currently provided as a standby letter of credit to landlords. The Company’s policy for determining whether an item is treated as cash, or a cash equivalent, is based on its original maturity, liquidity, and risk profile. Investments with maturities of three months or less, are highly liquid and have insignificant risk are considered to be cash equivalents.

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the year ended December 31, 2024. During the year ended December 31, 2023, the Company’s allowance for credit losses increased from $19,929 to $523,500 due to an increase in credit risk of one of the Company’s platform partners as a result of continued delays in payments. There was an additional $77,928 recognized as credit losses due to the bankruptcy of the Company’s related party, INDIEV, Inc. (“INDIEV”) during the year ended December 31, 2023.

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

Foreign Currency

The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from the translation are included in accumulated other comprehensive loss. Realized and unrealized transaction gains and losses arising from transactions denominated in foreign currencies different than the relevant functional currency are included in our consolidated statements of operations and comprehensive income (loss) in the period in which they occur. Foreign currency transaction gains and (losses) were $11,686 and ($68,180) during the twelve months ended December 31, 2024 and 2023, respectively.

Intangible Assets – License Usage Rights

The Company enters into license agreements with third-party developers and related party developers that require the Company to make payments for license usage rights and game development and production services. These license agreements grant the Company the exclusive publishing and distribution rights to game titles as well as, in some cases, the underlying intellectual property rights. These license agreements also specify the payment schedules, royalty rates and the relevant licensing period. The Company capitalizes the cost of license usage rights as intangible assets and amortizes them over the terms of the respective licensing rights. The Company capitalized $420,000 in license usage rights during the twelve months ended December 31, 2024 which are included within intangible assets, net, within the consolidated balance sheets. There were no such acquisitions during the twelve months ended December 31, 2023.

Film Costs, net

The Company capitalizes costs to produce short videos in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 926, including direct production costs, production overhead, interest, acquisition costs and development costs. The Company will account for each episodic series as a unit for which capitalized film costs will be amortized by the Company using the individual-film forecast-computation method. Each reporting period the Company will reassess its estimate of ultimate revenues used to determine the amortization rate for each episodic series. If the estimate is revised, the Company will account for the change prospectively. The Company will then remeasure the amortization based on the portion of ultimate revenues that have been recognized and that are yet to be recognized. Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that fair value of the film may be less than its unamortized film costs. If the fair value of an episodic series is less than its unamortized film costs, the Company will write off the excess amount. The Company groups its film and content rights by monetization strategy. As of December 31, 2024 and 2023, $1,512,960 and $0 of film costs are capitalized and included in other noncurrent assets in the accompanying consolidated balance sheets.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable and accounts payable. The carrying values of receivables, payables, and other amounts arising out of the normal course of business approximate their fair value due to their short maturities or economic substance. The carrying amount of the Company’s short-term and long-term borrowings, which are considered level 2 liabilities, approximates fair value based on current rates and terms available to the Company for similar debt. The Company’s promissory note has a fixed rate until June 2026, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. See Note 17 – Equity for the fair value disclosures related to the Company’s convertible notes, and the Company’s warrant liability and derivative instruments. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2024 and 2023.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the long-term accrued expenses on the accompanying consolidated balance sheets in the amount of $265,251 and $254,731, as of December 31, 2024 and 2023, respectively. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of December 31, 2024 and 2023, the Company had deposits of $6,610,066 and $14,716,652, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company has four customers as of December 31, 2024 and 2023, who accounted for approximately 85% and 95% of consolidated gross receivables, respectively. Among four customers as of December 31, 2024 and 2023, each customer accounted for 42%, 19%, 14% and 10% as of December 31, 2024, and 43%, 20%, 16% and 16% as of December 31, 2023 of the consolidated gross receivables outstanding. The Company had four customers in the year ended December 31, 2024, and three customers in the year ended December 31, 2023, that accounted for 46%, 15%, 14%, 11%, and 42%, 18%, and 11% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of December 31, 2024, the Company had one vendor who accounted for approximately 36% of consolidated gross payables, respectively, and as of December 31, 2023 the Company had one vendor who accounted for approximately 69% of consolidated gross payables. The loss of these vendors could have a significant impact on the Company’s financial performance.

The Company had one vendor, SDE, Inc., a related party, that accounted for 55% and 51% of the Company’s combined cost of revenues and operating expenses during the years ended December 31, 2024 and 2023, respectively. Amounts payable to SDE are included in accounts receivable – related party and accounts payable - related parties in the consolidated balance sheets as of December 31, 2024 and 2023, respectively. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosure (Topic 280), to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The update does not change how a public entity identifies its operating segments, aggregates those operating segments, or applied the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and the Company has adopted this standard as of the effective date. See Note 18 – Operating Segments for required disclosures.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, though early adoption is permitted. The Company is evaluating the impact of adopting the new standard.

 In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim reporting periods within show annual periods. Early adoption is permitted for all entities that have adopted the amendments in update 2020-06. The Company is evaluating the impact of adopting the new standard.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $102,406 and $88,756 for the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company did not issue any restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the years ended December 31, 2024, and 2023. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of December 31, 2024 there were 4,508,239 shares reserved for issuance under the 2022 Plan.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of December 31, 2024. A summary of our outstanding warrants as of December 31, 2024 is included below:

	Number Outstanding	Exercise Price	Class	Expiration Date
Equity line of credit warrants	334,314	$1.50	Liability	August 24, 2028
Convertible notes warrants	1,405,470	.84	Liability	November 24, 2028
Underwriters warrants	120,000	6.25	Equity	November 9, 2025
Total warrants:	1,859,784

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the consolidated balance sheets under treasury stock. No treasury stock was sold during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Earnings (loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The diluted EPS for the period is calculated by dividing the net earnings (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s common stock equivalents are measured using the treasury stock method and represent unvested restricted stock units and warrants. The Company issues two classes of common stock with differing voting rights, and as such, reports EPS using the dual class method. For more information see Note 16 Earnings (Loss) Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or at the time of a release. The Company recognizes revenue over a period based on the estimated service period of the product and additional performance obligations met over time for technical support. Net revenue by timing of recognition during the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Over time	$4,520,499	$6,437,618
Point in time	79,946,548	54,464,480
Total revenue from contracts with customers:	$84,467,047	$60,902,098

Geography

The Company attributes net revenue to geographic regions based on platform location. Net revenue by geographic region for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
United States	$73,117,378	$53,577,666
Europe	9,207,537	5,470,504
Other international	2,142,132	1,853,928
Total revenue from contracts with customers:	$84,467,047	$60,902,098

Platform

Net revenue by platform for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Console	$35,791,684	$26,628,037
PC	40,659,044	26,402,330
Mobile	4,632,413	5,830,671
Physical retail and other	3,383,906	2,041,060
Total revenue from contracts with customers:	$84,467,047	$60,902,098

Our net revenues through our top four platform providers, as a proportion of our total net revenue, for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Platform 1	$39,217,130	$25,647,528
Platform 2	12,434,911	11,101,190
Platform 3	21,056,125	12,224,100
Platform 4	2,298,946	3,288,488
All Other Revenue	9,459,935	8,640,792
Total	$84,467,047	$60,902,098

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Digital	$76,450,728	$53,030,367
Mobile	4,632,413	5,830,671
Physical retail and other	3,383,906	2,041,060
Total revenue from contracts with customers:	$84,467,047	$60,902,098

As discussed in Note 15, the Company recognized the $1.2 million payment related to the Angela Games settlement upon satisfaction of performance obligations included in the contract. This amount is included in other revenues for the year ended December 31, 2024.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of its performance obligations, which were in the ordinary course of business. As of December 31, 2024, the balance of deferred revenue was $25.5 million, of which $24.3 million is due to non-refundable payments. The Company is expecting to recognize $17.8 million of non-refundable payments in the next 12 to 60 months through the release of DLC’s and additional ARK titles. The remaining $3.9 million of current non-refundable deferred revenues and $2.6 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 60 months, based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of $1.1 million in advance payments received in accordance with the agreement the Company has made with its retail distributor. Activities in the Company’s deferred revenue as of December 31, 2024 and 2023 were as follows:

	2024	2023
Deferred revenue, beginning balance in advance of revenue recognition billing	$34,316,706	$9,551,446
Revenue recognized	(18,506,635)	(6,437,618)
Revenue deferred	9,657,376	31,202,878
Deferred revenue, ending balance	25,467,447	34,316,706
Less: current portion	(3,947,559)	(19,252,628)
Deferred revenue, long term	$21,519,888	$15,064,078

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $935,000 and $1,116,196 as of December 31, 2024 and 2023, respectively. The amounts of restricted cash and cash equivalents held as of December 31, 2024 and 2023, are to secure the standby letter of credit with landlords. On June 21, 2023, the Company amended its revolving loan and $5,273,391 of restricted cash and cash equivalents was released. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of December 31, 2024 and 2023:

	2024	2023
Cash and cash equivalents	$7,303,944	$15,198,123
Restricted cash and cash equivalents	935,000	1,116,196
Cash and cash equivalents, and restricted cash and cash equivalents	$8,238,944	$16,314,319

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable — related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. To reflect the timing of the offset agreement, a portion of the SDE receivable is presented as a long-term asset. During the years ended December 31, 2024 and 2023, the Company made cash payments to SDE in the amount of $43.5 million and $33.1 million, respectively and anticipates continuing to make cash payment to SDE in future years. Of the $43.5 million paid to SDE in 2024, $42.8 million were for royalties and licenses, and $0.7 million were for internet, server and datacenter costs reported in the cost of revenue. Of the $33.1 million paid to SDE in 2023, $29.8 million were for royalties and licenses and $0.7 million were for internet, server and datacenter costs reported in the cost of revenue, $0.1 million for marketing costs, and $2.5 million was prepaid DLC development fee. As of December 31, 2024 and 2023, the outstanding balance of net accounts receivable from related party was as follows:

	2024	2023
Accounts receivable – related party	$7,500,592	$13,500,592
Less: accounts payable – related party – SDE	(3,663,726)	(10,946,478)
Net accounts receivable, related party - SDE	3,836,866	2,554,114
Less: accounts receivable – related party, net of current portion	1,500,592	7,500,592
Net accounts receivable (payable), related party, current - SDE	$2,336,274	$(4,946,478)

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2024, the Company made $1.7 million in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2023, the Company prepaid $2.5 million for exclusive license rights for an ARK: Survival Ascended DLC to SDE and $5.5 million in prepaid royalties related to ARK: Survival Ascended DLC’s which had not yet been released. Prepaid expenses — related party consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Prepaid royalties	$4,378,594	$6,086,406
Prepaid licenses	7,500,000	7,500,000
Other prepaids	21,291	242,060
Prepaid expenses - related party, ending balance	11,899,885	13,828,466
Less: short-term portion	(2,521,291)	(6,044,404)
Total prepaid expenses - related party, long-term	$9,378,594	$7,784,062

The amount classified as short-term, as of December 31, 2024, and 2023, includes prepaid royalties for ARK: Survival Evolved DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

In October 2024, the Company entered into a collaborative arrangement for the development and publishing of a new title with a third party developer. In accordance with the agreement, the Company will pay $1.5 million to the developer as prepaid royalties, to be recovered prior to any profit sharing on sales of the title. In addition to the financial responsibilities, the Company is responsible for the marketing, publishing, and distribution of the game and is providing substantial creative and technical input in the development of the game. The developer will retain ownership of the IP and is responsible for the overall development of the game. The game has not yet been released and accordingly is not reflected in the consolidated statements of operations and comprehensive income (loss). The Company made $0.5 million of the prepaid royalty payments in 2024, and the amount is capitalized in the other prepaids. Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Other receivables	$549,103	$-
Deferred offering costs	105,411	105,411
Other prepaids	550,270	70,967
Other current assets	641,240	463,315
Total prepaid expenses and other current assets	$1,846,024	$639,693

Other receivables consist of receivables related to Myth of Empires and our ARK animated series.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,809,214	1,809,214
Furniture and fixtures	411,801	411,801
Property and equipment	9,521,752	9,521,752
Accumulated depreciation	(5,143,400)	(4,839,686)
Property and equipment, net	$4,378,352	$4,682,066

Depreciation expense was $303,714 and $432,306 for the years ended December 31, 2024 and 2023, respectively. The Company did not have any disposals in the year ended December 31, 2024. During the year ended December 31, 2023, the Company disposed of $12,605 in computer equipment with an accumulated depreciation of $12,178. The total loss resulting from the disposal of the assets amounted to $427 for the year ended December 31, 2023

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consist of game licenses, game software underlying intellectual property rights, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31, 2024
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$136,955,000	$(136,665,000)	$—	$290,000	3 - 5 years
License rights	3,420,000	(3,007,000)	—	413,000	5 years
Software	51,784	(51,784)	—	-	3 - 5 years
Trademark	10,745	(10,717)	—	28	12 years
In-progress patent	270,886	—	—	270,886
Total:	$140,708,415	$(139,734,501)	$—	$973,914

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2023
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$136,665,000	$(136,665,000)	$—	$—	3 - 5 years
License rights	3,000,000	(3,000,000)	—	—	5 years
Software	51,784	(51,784)	—	—	3 - 5 years
Trademark	10,745	(9,914)	—	831	12 years
In-progress patent	270,886	—	—	270,886
Total:	$139,998,415	$(139,726,698)	$—	$271,717

Amortization expense was $7,804 and $1,384,862 for the years ended December 31, 2024 and 2023, respectively. These amounts are included in cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss). The weighted average remaining useful life for which amortization expense will be recognized is 3.0 years as of December 31, 2024. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2025	$142,028
2026	142,000
2027	142,000
2028	142,000
2029	135,000
Thereafter	270,886
$973,914

NOTE 10 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail and SDE. As of December 31, 2024 and 2023, the Company had $15,383,171 and $18,147,958, respectively, as accounts payable due to Suzhou Snail; and $2,336,274, as net accounts receivable due from SDE as of December 31, 2024, see Note 5 — Accounts Receivable (Payable) — Related Party. During the years ended December 31, 2024 and 2023, the Company incurred $192,213 and $279,699, respectively as license costs due to Suzhou Snail and included in cost of revenues. In March 2024, the Company entered into an outsource agreement with Suzhou Snail for the research and development of a new title. In consideration, the Company paid Suzhou Snail twelve equal monthly payments of $253,000, beginning on January 1, 2024. In July 2024, the Company entered into another software development, publishing and distribution agreement with Suzhou Snail. Under the terms of the agreements Suzhou Snail will develop a game for distribution by the Company and the Company will make $4.5 million in milestone payments during the development of the game and an ongoing royalty on sales of the game. The Company made $1.5 million in milestone payments under the July contract, in 2024. In December 2024, the Company entered into an agreement with Suzhou Snail for the development of an application to deliver short film content to end users. In accordance with the agreement Suzhou Snail will develop the app for release and will receive $290,000 as a development fee. As of December 31, 2024, the development fee has been capitalized as an intangible asset in the Company’s consolidated balance sheet and accrued as accounts payable – related parties. During the years ended December 31, 2024 and 2023, respectively, there were $7,783,000 and $2,050,000 in payments to Suzhou Snail for royalties and research and development costs. The royalty payments are included in costs of revenues and research and development costs are included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Accounts payable – related parties consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Accounts payable - Suzhou	$52,998,084	$55,762,870
Less: accounts receivable - Suzhou	(37,614,913)	(37,614,912)
Accounts payable - SDE	-	4,946,478
Total accounts payable – related parties	$15,383,171	$23,094,436

NOTE 11 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal were due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $105,759 and $103,753, as of December 31, 2024 and 2023, respectively. The Company earned $2,005 and $2,000 in interest on the related party loans receivable during years ended December 31, 2024 and 2023, respectively.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 12 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	December 31, 2024	December 31, 2023
2021 Revolving Loan - On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance from $9,000,000 to $6,000,000. The revolving maturity date of revolving loan is extended to June 30, 2025 and has an annual interest rate equal to the prime rate less 0.25%. At December 31, 2024, the interest rate on this loan was 7.25%. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with the debt service coverage ratio for the trailing twelve month period ended December 31, 2024 and is expected to be in non-compliance within the next twelve months.	$3,000,000	$6,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. The loan is secured by the Company’s building, with a carrying value of $4.2 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended December 31, 2024 and is expected to be in non-compliance within the next twelve months.	2,722,549	2,811,923
2022 Short Term Note - On January 26, 2022, the Company amended its revolving loan and long-term debt agreements to obtain an additional note with a principal balance of $10,000,000 which was originally set to mature on January 26, 2023. Interest was equal to the higher of 3.75% or the Wall Street Journal Prime Rate plus 0.50%. The loan was secured by the Company’s assets. In the event of a default, all outstanding amounts under the note would bear interest at a default rate equal to 5% over the note rate. Debt covenants of this loan required the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and would be measured quarterly. In November 2022, the maturity was extended to January 26, 2024 and at December 31, 2023, the interest rate on this loan was 8.25%. The Company repaid the balance of $833,333 in January 2024.	-	833,333
2023 Convertible Notes – On August 24, 2023, the Company issued convertible notes at a 7.4% discount and a principal balance of $1,080,000. The notes had an interest rate of 7.5%, were paid in consecutive monthly installments beginning February 24, 2024 and matured on May 24, 2024. In the event of a default the interest rate was to be increased to the lower of 16% per annum or the highest amount permitted by applicable law. The Company had the option to prepay the notes at any time and the note holders had the option to convert the notes, in whole or in part, at any time. The Company recognized a discount of $678,254 on the notes to account for the stated discount, the fair value of the warrants issued in connection with the notes and the costs of issuance. The discount was amortized using the effective interest rate of 103.4%. The Company repaid $1,020,000 of the balance, and the investors converted $60,000 of the debt into class A common stock, during the twelve month period ended December 31, 2024.	-	1,080,000
2023 Note Payable – In July 2023, the Company entered into a cooperation agreement with its internet, server and datacenter vendor. The Company agreed to make the vendor the official server host of Ark: Survival Evolved and future iterations and sequels of the game for a period of 7 years. In return the vendor has agreed to provide the Company with funds in cash of up to $3.0 million without discount and free of charges and costs to the Company. The funds are repaid based on 20% of the gross monthly ARK: Survival Ascended revenues. The Company has imputed interest at 8.0% on draws made. If in default, the interest rate is levied on the outstanding balances at a rate of 12.0% per annum. The Company repaid the remaining balance of the loan in February, 2024.	-	1,500,000
Total debt	5,722,549	12,225,256
Less: discount on convertible notes	-	282,639
Less: current portion of promissory note	2,722,549	2,811,923
Less: revolving loan	3,000,000	6,000,000
Less: notes payable	-	2,333,333
Less: convertible notes, net of discount	-	797,361
Total long-term debt	$-	$-

Total interest expense for the above debt and revolver loan amounted to $713,475 and $1,485,241 for the year ended December 31, 2024 and 2023, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $345,837 and $462,284 are included as part of interest expense for the years ended December 31, 2024 and 2023, respectively. The Company has a weighted average interest rate of 5.6% and 8.1% on its short-term obligations as of December 31, 2024 and 2023, respectively. The Company was in compliance with its debt covenants related to the 2021 Revolving Note and 2021 Promissory note for the trailing twelve months ended December 31, 2024, however it is probable that the Company will fail the covenants within the next 12 months. As such, the Company has classified the long-term portion of its promissory note as current.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt based on contractual payments, as of December 31, 2024:

Years ending December 31,	Amount
2025	$3,086,013
2026	89,115
2027	92,329
2028	95,414
2029	99,101
Thereafter	2,260,577
$5,722,549

NOTE 13 – INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
United States	$2,233,247	$(11,666,676)
Foreign	225,952	171,600
	$2,459,199	$(11,495,076)

The income tax provision (benefit) for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Current:
U.S. federal	$872,061	$112,344
U.S. State	417,447	82,595
Foreign	(87,783)	49,373
Total current income taxes	1,201,725	244,312
Deferred:
U.S. federal	(194,622)	(2,577,737)
U.S. State	(374,979)	(67,227)
Foreign	—	-
Total deferred income tax benefit	(569,601)	(2,644,964)
Income tax provision (benefit)	$632,124	$(2,400,652)

The benefits for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21.0% to earnings before income taxes, as follows:

	2024	2023
Federal statutory income tax rate	21.00%	21.00%
Valuation allowance	11.94%	(1.21)%
FIN 48	1.01%	1.13%
Return to provision	0.08%	(0.78)%
GILTI	0.90%	(0.43)%
FDII	(6.80)%	-
State taxes	0.86%	(0.10)%
Foreign withholding tax	0.19%	(0.43)%
R&D credit true-up	(12.10)%	1.76%
Rate change	(5.36)%	(0.02)%
Penalties	1.32%	(0.07)%
Warrant revaluation	11.38%	(0.06)%
Other	1.30%	0.09%
	25.72%	20.88%

The Company recognized an income tax expense of $632,124 and income tax benefit of $2,400,652 for the years ended December 31, 2024 and 2023, respectively; and reflects a tax rate of 25.7% and 20.9%, respectively. As of December 31, 2024, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to foreign research and development deduction, permanent differences, change in valuation allowance, and change in warrant valuation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Deferred tax assets (noncurrent):
Net operating losses	$6,414,780	$9,941,478
Deferred revenue	3,792,971	1,564,708
Research and development credit	945,554	664,877
Book lease liability (ASC 842)	337,056	640,414
Fixed assets and intangibles	314,109	286,902
Section 174 capitalized research and experimental expenditures	4,641,794	2,101,923
Interest limitation carryforward	-	329,383
Stock based compensation	242	234,110
Other	907,859	960,471
Total deferred tax assets	17,354,365	16,724,266
Deferred tax liabilities (noncurrent):
Book ROU assets (ASC 842)	(287,017)	(533,369)
Basis difference in subsidiary	(820,883)	(799,595)
Total deferred tax liabilities:	(1,107,900)	(1,332,964)
Long-term deferred tax asset, net	16,246,465	15,391,302
Valuation allowance	(5,429,353)	(5,143,802)
Net deferred tax asset	$10,817,112	$10,247,500

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Included in these consolidated financial statements are two entities that are not consolidated in the U.S. tax return filing due to one entity being less than 80% ownership by Snail Games USA Inc. and the other classified as pass-through entity.

The Company maintained a total valuation allowance of $5,429,353 and $5,143,802 as of December 31, 2024 and 2023, respectively, the valuation allowance relates primarily to the net operating loss (“NOL”) of the non-includable entities mentioned above, which have had historical losses, and which management has assessed are not more likely than not to be able to realize those NOLs. The non-includable entities had a valuation allowance of $4,024,497 and $4,022,729 as of December 31, 2024 and 2023. The Company’s consolidated tax filing group had a domestic valuation allowance of $673,049 and $686,808 as of December 31, 2024 and 2023, respectively. The Company had a foreign valuation allowance of $731,807 and $434,265 as of December 31, 2024 and 2023, respectively. Overall, the Company’s valuation allowance had net increase by $285,551 during 2024, and $138,607 during 2023.

The Company has assessed all available positive and negative evidence, including the results of recent operations, continued release of games and DLC’s, and projections of future taxable income. After evaluating the positive and negative evidence, management believes that the positive evidence above outweighs the negative evidence. Accordingly, the Company has concluded the realization of DTAs is more-likely-than-not, and no valuation allowance is required at this time for majority of the net deferred tax assets. In the event that negative evidence outweighs positive evidence in future periods, the Company may need to record additional valuation allowance, which could have a material impact on our financial position. The Company continues to maintain a valuation allowance against certain deferred tax assets that are not more likely than not to be realized.

As of December 31, 2024, the non-includable entities have U.S. federal NOL carryforwards of $2,867,153 which begin to expire in 2037 and $11,528,474 with an indefinite carryforward period. As of December 31, 2024, the non-includable entities have $14,339,528 of California net operating loss carryforwards, which begin to expire in 2037. The Company’s consolidated group federal NOL carryforwards are $9,828,604 with an indefinite carryforward period. The Company’s consolidated group state NOL carryforwards are $5,103,345 and begin to expire in 2039. As of December 31, 2024, the Company did not have any foreign NOL carryforwards.

As of December 31, 2024, the Company has foreign tax credit carryforwards of $192,180 which begin to expire in 2027 and has foreign R&D credit carryforwards of $731,807 which begin to expire in 2027. The Company has California R&D credit carryforwards of $340,088 with an indefinite carryforward period.

Under Section 382/383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 analysis through December 31, 2024. Subsequent ownership changes may affect the limitation in future years.

The Company and its subsidiaries currently file tax returns in the United States (federal and states) and Poland. The statute of limitations for its consolidated federal income tax returns are open for tax years ended December 31, 2021 and after. The statute of limitations for its consolidated state income tax returns are open for tax years ended December 31, 2019 and after. The statute of limitations for its Polish tax returns are open for tax years ended December 31, 2019 and after.

Management intends to permanently reinvest any future foreign earnings to support operations and business growth of its affiliated company in Poland. As such, no deferred tax liability was recorded on the unremitted earnings of the foreign subsidiary as of December 31, 2024 and 2023. As of December 31, 2024, the Company had $1,374,706 of unremitted earnings that will be indefinitely reinvested in its Poland subsidiary.

The following table reflects changes in gross unrecognized tax benefits for the years ended December 31, 2024 and 2023:

	2024	2023
Unrecognized tax benefits at beginning of year	$487,608	$696,895
Gross Increases – current year positions	—	—
Gross Increases – prior year positions	219,128	—
Gross Decreases – prior year positions	(33,831)	—
Gross Decreases – expiration of statute of limitations	(160,550)	(37,550)
Gross Decreases – settlements	—	(171,737)
Unrecognized tax benefits at end of year	$512,355	$487,608

As of December 31, 2024 and 2023, the Company had $265,251 and $295,428, respectively, of unrecognized tax benefits that if recognized would impact the Company’s effective tax rate. The Company accrued and recognized interest and penalties related to unrecognized tax benefits in operating expense. As of December 31, 2024 and 2023, the Company had accrued $143,020 and $0 of interest and penalties, respectively. The Company does not expect the amount to change materially within 12 months.

The Company is under audit by the IRS for the 2022 tax year federal income tax return. There are currently no proposed adjustments.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 14 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of December 31, 2024 and 2023, the Company’s net operating lease right-of-use assets amounted to $1,279,330 and $2,440,690, respectively. The Company had variable lease payments of approximately $129,752 and $125,207 during the years ended December 31, 2024 and 2023, respectively, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024 and 2023, are as follows:

	2024	2023
Operating lease costs	$$1,624,257	$1,578,751

Supplemental information related to operating leases for lease liabilities as of December 31, 2024 and, 2023, is as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$1,619,689	$1,548,889
Weighted average remaining lease term	1.0 years	1.9 years
Weighted average discount rate	5.14%	5.00%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of December 31, 2024 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
2025	$1,477,622	$33,237	$1,444,385
2026	24,736	3,455	21,281
2027	25,636	1,778	23,858
2028	13,043	199	12,844
2029	-	-	-
Total future lease payments	$1,541,037	$38,669	$1,502,368

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business. In addition, the Company may receive notifications alleging infringement of patent or other intellectual property rights. The Company has elected to expense legal costs associated with legal contingencies as incurred.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On September 8, 2023, the Company entered into a settlement agreement with Angela Game. The settlement agreement includes an upfront payment from Angela Game to the Company plus ongoing payments. The upfront payment of $1.5 million was recorded as deferred revenue as of December 31, 2023, with $0.3 million of the payment included in “other income” in the 2023 statement of operations and the remaining amount was recognized upon the satisfaction of performance obligations during the twelve months ended December 31, 2024.

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

There was a mandatory settlement conference in the case which did not yield a settlement. As a result, the Company has filed a motion for summary judgement, which is scheduled to be heard on June 24, 2025. The trial is presently scheduled to commence in February 2026.

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

Commitments

The Company routinely enters contracts with related party developers for the development of new games. These agreements ordinarily include contractual payments to the developers for several milestones that occur at various times through 2026. The aggregate amount of development commitments to related party developers is $6.6 million as of December 31, 2024, Our commitments assume satisfactory performance by our related party software developer. See Note 10 – Accounts Payable – Related Parties and Note 19 – Subsequent Events for more information.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 –EARNINGS (LOSS) PER SHARE

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

	For the year ended December 31,
	2024	2023
Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$400,576	$(1,960,813)
Net income (loss) attributable to Class B common stockholders	1,431,364	(7,125,262)
Total net income (loss) attributable to Snail Inc.	$1,831,940	$(9,086,075)
Class A weighted average shares outstanding - basic	8,045,469	7,911,369
Class B weighted average shares outstanding - basic	28,748,580	28,748,580
Class A and B basic earnings (loss) per share	$0.05	$(0.25)

Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$400,576	$(1,960,813)
Net income (loss) attributable to Class B common stockholders	$1,431,364	$(7,125,262)
Class A weighted average shares outstanding - basic	8,045,469	7,911,369
Dilutive effects of common stock equivalents	-	-
Class A weighted average shares outstanding - diluted	8,045,469	7,911,369
Class B weighted average shares outstanding - basic	28,748,580	28,748,580
Dilutive effects of common stock equivalents	-	-
Class B weighted average shares outstanding - diluted	28,748,580	28,748,580
Diluted earnings (loss) per Class A share	$0.05	$(0.25)
Diluted earnings (loss) per Class B share	$0.05	$(0.25)

The following table provides a listing of shares excluded from the calculation of Diluted EPS due to their anti-dilutive effects:

	2024	2023	Method
Excluded Shares:
Restricted stock units outstanding	1,142,284	1,232,725	Treasury
Equity line of credit warrants	334,314	367,647	Treasury
Underwriters warrants	120,000	120,000	Treasury
Convertible notes	-	862,275	If-Converted
Convertible notes warrants	1,405,470	1,607,849	Treasury

NOTE 17 – EQUITY

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

The Convertible Notes carried an original issue discount of approximately 7.4%, bear interest at a rate of 7.5% per annum (16% per annum in case of an event of default), and were repaid in equal consecutive monthly installments that began in February 2024 and matured on May 24, 2024 (the “Maturity Date”).

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

The Company determined that the Convertible Notes included features that required bifurcation from the debt host and met the criteria to be accounted for as a derivative liability that is accounted for at fair value. On the date of issuance, the compound derivative had an estimated fair value that was not significant due to the remoteness of the events that would trigger the redemption features. The derivative liability uses level 3 inputs, is to be measured at fair value each reporting date with change in fair value being reported in other income. The change in fair value during the years ended December 31, 2024 and 2023, was not significant and as such, was not recorded.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The difference of $525,754 between the allocated proceeds to the Convertible Notes and the aggregate principal amount will be accreted during the life of the notes. Additionally, $152,500 of transaction costs incurred by the Company were recorded as debt discount. As of December 31, 2024, the Company has repaid the balance of the convertible notes.

The following is a summary of the Convertible Notes as of December 31, 2023:

	Principal	Unamortized debt discount and issuance	Net carrying	Fair value
	Amount	costs	amount	Amount	Levelling
Convertible Notes	$860,910	$(63,549)	$797,361	$536,170	Level 3

The debt discount was amortized to interest expense over the maturity period using the effective interest method at a rate of 103.4%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. For the year ended December 31, 2024, the Company recognized $309,433 of interest expense related to the Convertible Notes, comprising of $22,725 of contractual interest expense, $222,628 in accretion and $64,080 of amortization of debt discount and issuance costs. For the year ended December 31, 2023, the Company recognized $424,460 of interest expense related to the Convertible Notes, comprising of $29,025 of contractual interest expense, $306,664 in accretion and $88,951 of amortization of debt discount and issuance costs.

During the year ended December 31, 2024, the Company repaid $1,071,750 of principal and accrued interest and the investors converted $60,000 of principal into 71,460 shares of Class A common stock.

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

Due to their adjustment provisions, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants at issuance has been estimated using a Monte-Carlo model as follows:

	December 31, 2024	December 31, 2023
Stock price	$1.86	$1.21
Exercise price	$0.84	$1.89
Contractual term (years)	3.65	4.65
Volatility	60.0%	50.0%
Risk-free rate	4.31%	3.87%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5% as it is generally accepted that market participants to not pay for the full volatility.

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income (expense). The measured fair value may be uncertain due to the use of unobservable inputs. At December 31, 2024 and 2023, the fair value of the warrant liability was $1,448,109 and $480,281, respectively, and was included in the accrued expenses and other liabilities in the Company’s consolidated balance sheets. The changes in fair value during the years ended December 31, 2024 and 2023, amounted to a loss of $1,006,294 and $34,527, respectively, included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2024, the Investors exercised 202,379 warrants, for which the Company received $170,000 in proceeds and recorded a loss of $115,800 upon revaluation of the exercised warrants. The loss is included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. As of December 31, 2024, the Company has not sold any Class A common stock under the Equity Line Purchase Agreement.

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

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants has been estimated using a Monte-Carlo model as follows:

	December 31, 2024	December 31, 2023
Stock price	$1.86	$1.21
Exercise price	$1.50	$1.50
Contractual term (years)	3.65	4.65
Volatility	60.0%	50.0%
Risk-free rate	4.31%	3.87%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5%.

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At December 31, 2024 and 2023, the fair value of the warrant liability was $292,004 and $103,767, respectively, and included in the accrued expenses and other liabilities in the Company’s consolidated balance sheets. The changes in fair value during the years ended December 31, 2024 and 2023, amounted to a loss of ($192,945) and income of $1,644, respectively, and is included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2024, the Investor exercised 33,333 warrants, for which the Company received $50,000 in proceeds and recorded a loss of $17,776 upon revaluation of the exercised warrants. The loss is included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units activity with directors for the years ended December 31, 2024 and 2023.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	43,478	$1.38
Granted	—	—
Vested	(43,478)	(1.38)
Forfeited or cancelled	—	—
Outstanding as of December 31, 2024	—	$-

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2023	24,000	$5.00
Granted	43,478	1.38
Vested	(24,000)	(5.00)
Forfeited or cancelled	—	—
Outstanding as of December 31, 2023	43,478	$1.38

The grant date fair value of RSUs granted to directors is based on the quoted market price of our common stock on the date of grant. The total fair value of RSUs vested during the years ended December 31, 2024 and 2023, were $60,000 and $120,000, respectively.

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the years ended December 31, 2024 and 2023.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	1,165,247	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(22,963)	(5.00)
Outstanding as of December 31, 2024	1,142,284	$5.00

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2023	1,197,552	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(32,305)	(5.00)
Outstanding as of December 31, 2023	1,165,247	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

All share repurchases settled in the year ended December 31, 2023 were open market transactions. As of December 31, 2024 and 2023, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the year ended December 31, 2024. During the year ended December 31, 2023, 152,626 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $0.3 million. The average price paid per share during the year ended December 31, 2023 was $1.68.

Stock-Based Compensation Expense (Income)

During the year ended December 31, 2024, the Company determined that it is probable that the Company will not meet the performance-based milestones required by the RSU’s granted to employees. Accordingly, the Company has reversed the previously recognized compensation expense related to RSU’s. Stock-based compensation expense (income) resulting from RSUs and PSUs of ($828,495) and 799,955 are recorded under general and administrative expenses included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024 and 2023, respectively. Stock-based compensation expense (income) resulting from PSUs of ($61,713) and $48,080 are recorded under research and development expenses included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024 and 2023, respectively.

During the twelve months ended December 31, 2024 and 2023, the Company recognized approximately $201,815 of deferred income tax expense, and $185,432 of deferred income tax benefit, respectively, related to our stock-based compensation expense.

As of December 31, 2024, our total unrecognized compensation cost related to RSUs and PSUs was approximately $2.1 million and is expected to be recognized over a weighted-average service period of 2.0 years.

NOTE 18 – OPERATING SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) is our Founder, Co-Chief Executive Officer, Chief Strategy Officer, and Chairman Mr. Hai Shi. The CODM assesses performance and decides how to allocate resources based on net income (loss) to evaluate operational efficiency and direct resources of the Company. Segment assets are reported on the consolidated balance sheet as total assets. The table below presents segment revenue, operating profit and significant expenses for the years ended December 31, 2024 and 2023:

	2024	2023

Revenues, net	$84,467,047	$60,902,098
Cost of revenues	54,236,342	48,306,403

Gross profit	30,230,705	12,595,695

Operating expenses:
Salaries and Wages	4,962,697	6,288,594
Public Company Expenses	567,285	963,109
General and administrative	7,337,228	8,564,812
Research and development	11,647,293	5,057,421
Advertising and marketing	1,523,398	1,582,464
Depreciation	303,714	432,306
Total operating expenses	26,341,615	22,888,706

Income (loss) from operations	3,889,090	(10,293,011)

Total other income (expense), net	(1,429,891)	(1,202,065)

Income (loss) before provision for (benefit from) income taxes	$2,459,199	$(11,495,076)

Provision for (benefit from) income taxes	632,124	(2,400,652)

Net income (loss)	$1,827,075	(9,094,424)

There are no additional segment items requiring separate disclosure. Interest income, interest expense, other income and foreign currency transactions are captured in the total other income (expense), net line item. The Company continues to report revenue by geographic region as part of its revenue disclosures, see Note 3 – Revenue from Contracts with Customers. The CFO provides reports to the CODM for key decision making purposes.

NOTE 19 – SUBSEQUENT EVENTS

●	In January 2025, the Company extended its development with its related party, Suzhou Snail, to outsource completion of the For the Stars project. Under the terms of the agreement, Suzhou Snail will develop and outsource development need to complete the project For the Stars. The Company will retain all rights, title and interest, including the intellectual property for the project. In return, the Company will pay Suzhou Snail $4.1 million in twelve equal monthly installments of $340,600, beginning on January 1, 2025.
●	In February 2025, the Company issued $3.3 million of convertible debt to the holders of the Company’s previous convertible notes. The Company issued the notes at a 10% discount and the notes bear interest at a rate of 5%. The convertible notes initial conversion price is $5.00 or the market price subject to certain adjustments. The notes are repayable in equal monthly amounts beginning in May 2025 and ending in February 2026.
●	In February 2025, the Company entered into a subscription agreement with one of its platforms for a period of five weeks. In return, the Company will receive a one time payment.

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

Under the supervision and with the participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected in a timely manner. Based on that evaluation, the Company’s Co-Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting as discussed below.

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

Under the supervision and with the participation of management, including the persons serving as our Co-Chief Executive officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weakness related to the failure to properly value the fair value of warrants related to the convertible notes and equity line of credit in accordance with ASC 820 Fair Value Measurement.

We are taking steps to remediate the material weakness, which include enhancing our financial reporting close control procedures by improving our review over fair value and hire experts to assist in performing valuations of complex financial instruments. However, our efforts to remediate the material weaknesses may not be effective in preventing a future material weakness or significant deficiency in our internal control over financial reporting. See “Risk Factors—General Risk Factors—We identified a material weakness in our internal controls over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.”

In light of the material weakness, we performed additional analyses of the assumptions used and valuations performed over complex financial instruments to determine that our consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, the Co-Chief Executive Officers and Chief Financial Officer concluded that the consolidated financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Remediation of Prior Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. The material weaknesses identified are listed below inclusive of the remediation efforts designed and implemented by management.

●	Failure to properly design and implement controls related to the accounting for income taxes and disclosure controls related to deferred taxes in the consolidated financial statements;

○	management engaged a new third party income tax expert, enhanced our controls over income tax provisions and designed and implemented a new control on income tax disclosures.

●	Failure to properly classify certain operating expenses and games server costs as cost of revenues in the consolidated financial statements;

○	management implemented additional reviews over quarterly operating expenses and costs of revenues, strengthened the review and approval controls and developed and defined clear criteria for each type of expense category.

●	Failure to identify and allocate the consideration received from a settlement between the settlement gain and revenues generating activities;

○	management engaged third party qualified experts to assist in developing accounting policies for complex revenue arrangements and analyzing non-routine transactions in accordance with the applicable accounting standards. Management implemented review controls related to the review of complex accounting transactions. This enhanced control directed addressed the causal factors that contributed to the reported material weakness.

●	Failure to properly determine the stand-alone selling prices of each performance obligation for certain digital revenue contracts;

○	management developed a formal and clear framework for assessing stand-alone selling prices of each performance obligation in accordance with Topic 606, developed a pricing model based on market data and implemented review process over the assumptions used in determining the stand-alone selling prices.

●	Failure to design and implement information technology general controls related to segregation of duties within an information system relevant to the preparation of the Company’s consolidated financial statements.

○	Management revoked administrative access from certain accounting personnel to enforce segregation of duties in the ERP system.

Additionally, as previously disclosed in our Quarterly Report on Form 10-Q, for the six month period ended June 30, 2024, we identified a material weakness in our internal control over financial reporting related to the disclosure of the amount of revenue recognized over time and at a point in time. The Company believes the lack of review procedures over this disclosure gave rise to a material weakness. Accordingly, to remediate the identified material weakness, management has created a separate control process to clearly identify revenues that are recognized at a point in time or over time and has separated the review process for this footnote disclosure from our ordinary disclosure review process.

Management has completed the execution of the remediation plan to address these listed material weaknesses and tested the effectiveness of these changes to internal control over financial reporting. We have verified the effective design and operating effectiveness of these procedures and ensured they have operated for a sufficient period of time to conclude that the previously identified material weaknesses have been remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, we have not made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

Insider Trading Arrangements

During the twelve months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement.

We have adopted a written code of business conduct and ethics (the “Code”) which applies to all of our directors, officers, and employees, including our co-chief executive officers and chief financial officer. The Code is available on our website, www.snail.com (under the tab entitled “Investor—Corporate Governance”). Any waiver of the provisions in the Code for our executive officers or directors may only be granted by our Board of Directors and will be disclosed to our shareholders within four business days.

We also have an insider trading policy which governs the purchase, sale and/or other dispositions of our securities by our directors, executive officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements. For a list of the financial statements included herein, see Index to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

2.	Financial Statement Schedule: All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporation by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

4.1	Form of Certificate of Class A Common Stock	S-1	333-267483	4.1	September 16, 2022

4.2	Form of Underwriters’ Warrants	S-1/A	333-267483	4.2	October 17, 2022

4.3	Description of the Registrant’s Securities	10-K	001-41556	4.3	March 29, 2023

4.4	Form of Warrant	8-K	001-41556	4.1	August 30, 2023

4.5	Form of Equity Line Warrant	8-K	001-41556	4.2	August 30, 2023

4.6	Form of Note	8-K	001-41556	4.3	August 30, 2023

4.7	Form of Indenture	S-3	333-282030	4.7	September 11, 2024

4.8	Form of Convertible Promissory Notes	8-K	001-41556	4.1	February 25, 2025

10.1	Amended and Restated Exclusive Software License Agreement, effective as of January 1, 2022, by and between Snail Games USA, Inc. and SDE Inc.	S-1/A	333-267483	10.12	October 17, 2022

10.2	Amendment No. 1 to Amended and Restated Exclusive Software License Agreement, effective as of December 13, 2022, by and between Snail Games USA, Inc. and SDE Inc.	10-Q	001-41556	10.2	December 15, 2022

10.3	Exclusive License Agreement, effective as of April 27, 2022, by and between Snail Games USA, Inc. and SDE Inc.	S-1/A	333-267483	10.5	October 17, 2022

10.4†	Snail, Inc. 2022 Omnibus Incentive Plan	S-1/A	333-267483	10.11	October 26, 2022

10.5†	Form of RSU Award Agreement (Employee) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1/A	333-267483	10.15	October 17, 2022

10.6†	Form of RSU Award Agreement (Non-Employee) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1/A	333-267483	10.16	October 17, 2022

10.7	Form of Indemnification Agreement between Snail, Inc. and Its Directors and Officers	S-1	333-267483	10.1	September 16, 2022

10.8	Second Amended and Restated Revolving Loan and Security Agreement, dated as of January 26, 2022, by and between Snail Games USA, Inc. and Cathay Bank	S-1	333-267483	10.2	September 16, 2022

10.9	Promissory Note, dated January 26, 2022, by and between Snail Games USA, Inc. and Cathay Bank	S-1	333-267483	10.3	September 16, 2022

10.10	Form of Independent Director Agreement between Snail, Inc. and each of Its Independent Directors	S-1/A	333-267483	10.13	October 17, 2022

10.11	Form of Securities Exchange Agreement by and among Snail, Inc. and each Securityholder of Snail Games USA, Inc.	S-1/A	333-267483	10.14	October 17, 2022

10.12	Loan Agreement, dated as of June 17, 2021, by and between Snail Games USA, Inc. and Cathay Bank	S-1	333-267483	10.4	September 16, 2022

10.13†	Offer Letter, dated as of August 31, 2020, between Jim S. Tsai and Snail Games USA, Inc.	S-1	333-267483	10.6	September 16, 2022

10.14†	Amendment, effective as of November 1, 2021, to Offer Letter between Jim S. Tsai and Snail Games USA, Inc.	S-1	333-267483	10.7	September 16, 2022

10.15†	Offer Letter, dated as of August 28, 2020, between Heidy Chow and Snail Games USA, Inc.	S-1	333-267483	10.8	September 16, 2022

10.16†	Employment Agreement, dated as of December 10, 2012, between Peter Kang and Snail Games USA, Inc.	S-1	333-267483	10.9	September 16, 2022

10.17†	Amendment, effective as of December 1, 2021, to Employment Agreement between Peter Kang and Snail Games USA, Inc.	S-1	333-267483	10.10	September 16, 2022

10.18†	Offer Letter, dated as of March 27, 2023, between Hai Shi and Snail Games USA, Inc.	10-K	001-41556	10.18	March 29, 2023

10.19	First Amendment to Amended and Restated Exclusive Software License Agreement, effective as of March 10, 2023, between SDE Inc. and Snail Games USA, Inc.	10-K	001-41556	10.19	March 29, 2023

10.20	Cooperation Agreement between Snail Games USA, Inc. and Marbis GmbH, dated July 26, 2023	8-K	001-41556	10.1	August 1, 2023

10.21	Form of Purchase Agreement	8-K	001-41556	10.1	August 30, 2023

10.22	Form of Registration Rights Agreement	8-K	001-41556	10.2	August 30, 2023

10.23	Form of Equity Line Purchase Agreement	8-K	001-41556	10.3	August 30, 2023

10.24	Independent Director Agreement	8-K	001-41556	10.1	November 16, 2023

10.25	Offer Letter, dated as of April 15, 2024, between Xuedong (Tony) Tian and Snail Games USA, Inc.	8-K	001-41556	10.1	April 19, 2024

10.26	Form of Securities Purchase Agreements, dated February 21, 2025	8-K	001-41556	10.1	February 25, 2025

10.27	Form of Registration Rights Agreements, dated February 21, 2025	8-K	001-41556	10.2	February 25, 2025

19.1*	Insider Trading Policy

21.1	Subsidiaries of the Registrant	S-1/A	333-267483	21.1	October 17, 2022

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

31.1*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Snail, Inc. Clawback Policy, adopted November 30, 2023	10-K	001-41556	97.1	April 1, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on March 26, 2025.

Snail, Inc.

Date:	March 26, 2025	By:	/s/ Xuedong Tian
Xuedong Tian
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Xuedong Tian	Co-Chief Executive Officer and Director	March 26, 2025
	Xuedong Tian	(Co-Principal Executive Officer)

By:	/s/ Hai Shi	Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman	March 26, 2025
	Hai Shi	of the Board (Co-Principal Executive Officer)

By:	/s/ Heidy Chow	Chief Financial Officer and Director	March 26, 2025
	Heidy Chow	(Principal Financial and Accounting Officer)

By:	/s/ Jim S. Tsai	Director	March 26, 2025
Jim S. Tsai

By:	/s/ Peter Kang	Director	March 26, 2025
Peter Kang

By:	/s/ Ying Zhou	Director	March 26, 2025
Ying Zhou

By:	/s/ Neil Foster	Director	March 26, 2025
Neil Foster

By:	/s/ Sandra Pundman	Director	March 26, 2025
Sandra Pundman

By:	/s/ Ryan Jamieson	Director	March 26, 2025
Ryan Jamieson

