Form 10-Q
period 2025-03-31
Snail, Inc.
filed 2025-05-14
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 9, 2025
Class A Common Stock, par value $0.0001 per share	8,465,080
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2025

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

ii

PART I

Item 1. Condensed Consolidated Financial Statement (Unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024

ASSETS

Current Assets:
Cash and cash equivalents	$9,359,116	$7,303,944
Accounts receivable, net of allowance for credit losses of $523,500 as of March 31, 2025 and December 31, 2024	9,118,269	9,814,822
Accounts receivable - related party	1,332,867	2,336,274
Loan and interest receivable - related party	106,252	105,759
Prepaid expenses - related party	2,536,748	2,521,291
Prepaid expenses and other current assets	1,468,062	1,846,024
Prepaid taxes	7,174,973	7,318,424
Total current assets	31,096,287	31,246,538

Restricted cash and cash equivalents	935,000	935,000
Accounts receivable – related party, net of current portion	592	1,500,592
Prepaid expenses - related party, net of current portion	9,907,669	9,378,594
Property and equipment, net	4,310,448	4,378,352
Intangible assets, net	2,159,141	973,914
Deferred income taxes	12,852,299	10,817,112
Other noncurrent assets, net	2,282,709	1,683,932
Operating lease right-of-use assets, net	953,082	1,279,330
Total assets	$64,497,227	$62,193,364

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,241,403	$4,656,367
Accounts payable - related party	15,716,600	15,383,171
Accrued expenses and other liabilities	2,886,414	4,499,280
Interest payable - related parties	527,770	527,770
Revolving loan	3,000,000	3,000,000
Convertible notes at fair value	2,854,518	-
Current portion of long-term promissory note	2,701,003	2,722,548
Current portion of deferred revenue	3,864,474	3,947,559
Current portion of operating lease liabilities	1,042,688	1,444,385
Total current liabilities	36,834,870	36,181,080

Accrued expenses	265,251	265,251
Deferred revenue, net of current portion	23,740,999	21,519,888
Operating lease liabilities, net of current portion	52,921	57,983
Total liabilities	60,894,041	58,024,202

Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 9,815,355 shares issued and 8,465,080 shares outstanding as of March 31, 2025, and 9,626,070 shares issued and 8,275,795 shares outstanding as of December 31, 2024	981	962
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of March 31, 2025 and December 31, 2024	2,875	2,875

Additional paid-in capital	27,063,795	25,738,082
Accumulated other comprehensive loss	(224,202)	(279,457)
Accumulated deficit	(14,063,392)	(12,117,385)
Treasury stock at cost (1,350,275 shares as of March 31, 2025 and December 31, 2024)	(3,671,806)	(3,671,806)
Total Snail, Inc. equity	9,108,251	9,673,271
Noncontrolling interests	(5,505,065)	(5,504,109)
Total stockholders’ equity	3,603,186	4,169,162
Total liabilities, noncontrolling interests and stockholders’ equity	$64,497,227	$62,193,364

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024

Revenues, net	$20,110,872	$14,115,729
Cost of revenues	14,263,345	12,041,698

Gross profit	5,847,527	2,074,031

Operating expenses:
General and administrative	4,964,351	2,282,040
Research and development	3,609,745	1,776,522
Advertising and marketing	1,306,365	141,030
Depreciation	67,904	82,338
Total operating expenses	9,948,365	4,281,930

Loss from operations	(4,100,838)	(2,207,899)

Other income (expense):
Interest income	29,906	99,762
Interest income - related parties	493	499
Interest expense	(80,828)	(395,964)
Other income	769,762	227,066
Foreign currency transaction income (loss)	(36,288)	18,128
Total other income (expense), net	683,045	(50,509)

Loss before benefit from income taxes	(3,417,793)	(2,258,408)

Benefit from income taxes	(1,470,830)	(477,950)

Net loss	(1,946,963)	(1,780,458)

Net loss attributable to non-controlling interests	(956)	(1,129)

Net loss attributable to Snail, Inc.	$(1,946,007)	$(1,779,329)

Comprehensive loss statement:

Net loss	$(1,946,963)	$(1,780,458)

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	33,232	(19,297)
Other comprehensive income (loss) related to credit adjustments, net of tax	22,023	-

Total comprehensive loss	$(1,891,708)	$(1,799,755)

Net loss attributable to Class A common stockholders:
Basic	$(441,731)	$(385,722)
Diluted	$(521,393)	$(385,722)

Net loss attributable to Class B common stockholders:

Basic	$(1,504,276)	$(1,393,607)
Diluted	$(1,775,558)	$(1,393,607)

Loss per share attributable to Class A and B common stockholders:
Basic	$(0.05)	$(0.05)
Diluted	$(0.06)	$(0.05)

Weighted-average shares used to compute loss per share attributable to Class A common stockholders:
Basic	8,442,025	7,957,031
Diluted	9,241,822	7,957,031

Weighted-average shares used to compute loss per share attributable to Class B common stockholders:

Basic	28,748,580	28,748,580
Diluted	28,748,580	28,748,580

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2025 and 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2023	9,275,420	$927	28,748,580	$2,875	$26,171,575	$(254,383)	$(13,949,325)	(1,350,275)	$(3,671,806)	$8,299,863	$(5,499,244)	$2,800,619

Conversion of notes payable	71,460	7	-	-	59,993	-	-	-	-	60,000	-	60,000

Stock based compensation related to restricted stock units	-	-	-	-	(926,875)	-	-	-	-	(926,875)	-	(926,875)

Common stock issued for service	10,869	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(19,297)	-	-	-	(19,297)	-	(19,297)

Net loss	-	-	-	-	-	-	(1,779,329)	-	-	(1,779,329)	(1,129)	(1,780,458)

Balance at March 31, 2024	9,357,749	$935	28,748,580	$2,875	$25,304,692	$(273,680)	$(15,728,654)	(1,350,275)	$(3,671,806)	$5,634,362	$(5,500,373)	$133,989

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2024	9,626,070	$962	28,748,580	$2,875	$25,738,082	$(279,457)	$(12,117,385)	(1,350,275)	$(3,671,806)	$9,673,271	$(5,504,109)	$4,169,162

Exercise of warrants	189,285	19	-	-	482,094	-	-	-	-	482,113	-	482,113

Stock based compensation related to restricted stock units	-	-	-	-	843,619	-	-	-	-	843,619	-	843,619

Foreign currency translation	-	-	-	-	-	33,232	-	-	-	33,232	-	33,232

Fair value change of convertible notes	-	-	-	-	-	22,023	-	-	-	22,023	-	22,023

Net loss	-	-	-	-	-	-	(1,946,007)	-	-	(1,946,007)	(956)	(1,946,963)

Balance at March 31, 2025	9,815,355	$981	28,748,580	$2,875	$27,063,795	$(224,202)	$(14,063,392)	(1,350,275)	$(3,671,806)	$9,108,251	$(5,505,065)	$3,603,186

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024

	2025	2024

Cash flows from operating activities:
Net loss	$(1,946,963)	$(1,780,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization - intangible assets, net	35,516	200
Amortization – film assets	212,709	-
Amortization - loan origination fees and debt discounts	(1,889)	47,729
Accretion – convertible notes	-	181,754
Gain on change in fair value of convertible notes	(117,105)	-
Gain on change in fair value of warrant liabilities	(639,518)	-
Depreciation - property and equipment	67,904	82,338
Stock-based compensation expense (income)	843,619	(926,875)
Deferred taxes, net	(2,041,515)	(555,781)

Changes in assets and liabilities:
Accounts receivable	696,553	17,759,629
Accounts receivable - related party	2,503,407	(1,085,213)
Prepaid expenses - related party	(544,532)	(1,351,838)
Prepaid expenses and other current assets	377,962	(1,779,508)
Prepaid taxes	143,451	70,407
Other noncurrent assets	(656,562)	-
Accounts payable	(198,705)	(1,938,654)
Accounts payable - related party	623,430	(6,143,374)
Accrued expenses and other liabilities	(650,236)	(461,311)
Loan and interest receivable - related party	(493)	(499)
Lease liabilities	(80,510)	(64,821)
Deferred revenue	2,138,026	4,723,462
Net cash provided by operating activities	764,549	6,777,187

Cash flows from investing activities:
Acquisition of software	(290,000)	-
Acquisition of software licenses	(1,412,000)	-
Investments in software	(177,002)	-
Net cash used in investing activities	(1,879,002)	-
Cash flows from financing activities:
Repayments on promissory note	(21,546)	(20,484)
Repayments on notes payable	-	(2,333,333)
Repayments on convertible notes	-	(269,550)
Repayments on revolving loan	-	(3,000,000)
Cash proceeds from exercise of warrants	159,000	-
Proceeds from issuance of convertible notes	3,000,000	-
Payments of capitalized offering costs	-	(262,914)
Net cash provided by (used in) financing activities	3,137,454	(5,886,281)

Effect of foreign currency translation on cash and cash equivalents	32,171	(19,186)

Net increase in cash and cash equivalents, and restricted cash and cash equivalents	2,055,172	871,720

Cash and cash equivalents, and restricted cash and cash equivalents - beginning of the period	8,238,944	16,314,319

Cash and cash equivalents, and restricted cash and cash equivalents – end of the period	$10,294,116	$17,186,039

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$97,260	$171,101
Income taxes	$184,707	$1,871
Noncash transactions during the period for:
Debt converted to equity	$-	$(60,000)
Liabilities converted to equity upon exercise of warrants	$323,113	$-
Acquisition of film licenses in accounts payable	$152,000	$-
Acquisition of software and software licenses in accounts payable and accrued expenses	$51,741	$-
Change in fair value of notes recorded in accumulated other comprehensive income	$22,023	$-

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles as promulgated in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate disclosures contained in our annual audited consolidated financial statements. Additionally, the year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include revenue recognition, see Note 2 – Revenue Recognition, provisions for credit losses, deferred income tax assets and associated valuation allowances, deferred revenue, stock-based compensation, the fair value of warrants and convertible debt. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

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

For the ARK: Survival Ascended and Bob’s Tall Tales games that were sold in a bundle with downloadable content (“DLC”) that have not yet been launched and been reported in deferred revenue in the condensed consolidated balance sheets, the Company has used the adjusted market assessment approach per Accounting Standards Codification (“ASC”) 606-10-32-34 to assign a value for the Company’s remaining performance obligations. The Company uses the following reasonably available information in developing the standalone selling prices of the performance obligations:

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

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless it is cancelled. As of March 31, 2025, the Company has deferred $1.1 million related to ARK II as long-term deferred revenue until the disc releases occur.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game licenses, engine fees and amortization costs. Cost of revenues for the three months ended March 31, 2025 and 2024 were comprised of the following:

	2025	2024
Software license royalties – related parties	$5,273,727	$3,274,020
Software license royalties	53,830	162,748
License and amortization – related parties	6,000,000	6,000,000
License and amortization	263,725	201
Merchant fees	554,695	221,449
Engine fees	812,948	961,442
Internet, server and data center	1,295,938	1,400,006
Other	8,482	21,832
Total:	$14,263,345	$12,041,698

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, expenses related to being a publicly traded company, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. For the three months ended March 31, 2025 and 2024, general and administrative expenses totaled $4,964,351 and $2,282,040, respectively. Stock based compensation expense (income) of $788,177 and $(862,634) was incurred during the three months ended March 31, 2025 and 2024, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. For the three months ended March 31, 2025 and 2024, advertising and marketing expenses totaled $1,306,365 and $141,030, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development costs for the three months ended March 31, 2025 and 2024 were $3,609,745 and $1,776,522, respectively. Stock-based compensation expense (income), included in research and development costs, of $55,442 and $(64,241) was incurred during the three months ended March 31, 2025 and 2024, respectively.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss include the equity allocated to non-controlling interest holders. As of March 31, 2025 and December 31, 2024, there were non-controlling interests with the following subsidiaries:

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

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the three months ended March 31, 2025 and 2024.

Film Costs, net

The Company capitalizes costs to produce short videos in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 926, including direct production costs, production overhead, interest, acquisition costs and development costs. The Company will account for each episodic series as a unit for which capitalized film costs will be amortized by the Company using the individual-film forecast-computation method. Each reporting period the Company will reassess its estimate of ultimate revenues used to determine the amortization rate for each episodic series. If the estimate is revised, the Company will account for the change prospectively. The Company will then remeasure the amortization based on the portion of ultimate revenues that have been recognized and that are yet to be recognized. Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that fair value of the film may be less than its unamortized film costs. If the fair value of an episodic series is less than its unamortized film costs, the Company will write off the excess amount. The Company groups its film and content rights by monetization strategy. As of March 31, 2025 and December 31, 2024, $2,321,496 and $1,512,960, respectively, of film costs are capitalized and included in other noncurrent assets, net in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2025, $212,709 of film costs were amortized and reported in the cost of revenues in the Company’s condensed consolidated statement of operations and comprehensive loss. There was no film cost amortization in the three months ended March 31, 2024.

Software Development Costs and Licenses

We account for software products intended to be sold, leased or otherwise marketed in accordance with ASC 985. Accordingly, we capitalize costs incurred for internally developed titles and payments made to third-party software developers under development agreements as software. These software development costs may include payroll, materials, and other costs directly related to development activities subsequent to establishing technological feasibility of the software. Significant management judgments are made in the assessment of when technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. Prior to establishing technological feasibility of a product, we record any costs incurred by their-party developers as research and development expenses.

The Company also enters into agreements with third-party developers that require us to make payments for game development. In exchange for our payments, we receive exclusive licensing and publishing rights to the game titles. These agreements typically include a tiered royalty share between the Company and the developer, net of any shared costs. These agreements are commonly entered into after completing the technical design document, viewing a game play demonstration and verifying they conform with game design documentation. The developers are often experienced with an established track record of past development projects, we monitor the software development process, and establish technological feasibility. We also enter into agreements with third-party developers after completing the technical design documentation and therefore record the design costs leading up to a signed development contract as research and development expense. Accordingly, we may be able to establish technological feasibility of a title early in the development cycle. After technological feasibility is established, we capitalize these software development costs as software licenses.

As of March 31, 2025, the Company capitalized $1,220,743 of software development costs under ASC 985 for various titles, which are included in intangible assets, net, in the Company’s condensed consolidated balance sheets. There were no software development costs capitalized under ASC 985 during the three months ended March 31, 2024.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable and accounts payable. The carrying values of receivables, payables, and other amounts arising out of the normal course of business approximate their fair value due to their short maturities or economic substance. The carrying amount of the Company’s short-term and long-term borrowings, which are considered level 2 liabilities, approximate their fair value based on current rates and terms available to the Company for similar debt. The fair value of the Company’s promissory note has a fixed rate until June 2026, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The Company considers the carrying amount of the loan to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The Company’s convertible notes are measured at fair value using a binomial lattice framework and a range of level 3 inputs as described in Note 12 – Revolving Loan, Short Term Notes and Long-Term Debt.

The Company also has liability classified warrants measured at fair value on a recurring basis. During the three months ended March 31, 2025, the Company transitioned its valuation methodology from a Monte Carlo simulation model to a Black-Scholes option-pricing model. The Company had historically valued the warrants using a Monte Carlo simulation due to certain anti dilutive features that are no longer expected to occur. The change represents a change in accounting estimate and is applied prospectively. See Note 17 – Equity for the fair value disclosures related to the Company’s convertible notes, and the Company’s warrant liability and derivative instruments. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2025 and December 31, 2024.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the long-term accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $265,251 as of March 31, 2025 and December 31, 2024. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of March 31, 2025 and December 31, 2024, the Company had deposits of $8,932,382 and $6,610,066, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company has four customers as of March 31, 2025 and December 31, 2024, who accounted for approximately 84% and 85% of consolidated gross receivables, respectively. Among four customers as of March 31, 2025 and December 31, 2024, each customer accounted for 33%, 27%, 12% and 12% as of March 31, 2025, and 42%, 19%, 14% and 10% as of December 31, 2024 of the consolidated gross receivables outstanding. The Company had four customers in the three months ended March 31, 2025, and 2024, that accounted for 44%, 14%, 14% and 12%, and 37%, 15%, 13% and 11% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of March 31, 2025 and December 31, 2024, the Company had one vendor who accounted for approximately 24% and 36% of consolidated gross payables, respectively. The loss of this vendor could have a significant impact on the Company’s financial performance.

The Company had one vendor, SDE, a related party, that accounted for 47% and 66% of the Company’s combined cost of revenues and operating expenses during the three months ended March 31, 2025 and 2024, respectively. Amounts payable to SDE are included in accounts receivable – related party in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $32,762 and $24,274 for the three months ended March 31, 2025 and 2024, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company did not issue any restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three months ended March 31, 2025, and 2024. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were 4,521,068 and 4,508,239 shares reserved for issuance under the 2022 Plan, respectively.

Restricted Stock Units

The Company granted restricted stock units under our 2022 Omnibus Incentive Plan to employees during the initial public offering and grants restricted stock units under the plan to directors over certain periods. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent to the number of restricted stock units is typically issued net of required tax withholding requirements, if any. Restricted stock units are subject to forfeiture and transfer restrictions.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of March 31, 2025. A summary of our outstanding warrants as of March 31, 2025 is included below:

	Number Outstanding	Exercise Price	Class	Expiration Date
Equity line of credit warrants	334,314	$1.50	Liability	August 24, 2028
Convertible notes warrants	1,216,185	.84	Liability	November 24, 2028
Underwriters warrants	120,000	6.25	Equity	November 9, 2025
Total warrants:	1,670,499

A summary of our outstanding warrants as of December 31, 2024 is included below:

	Number Outstanding	Exercise Price	Class	Expiration Date
Equity line of credit warrants	334,314	$1.50	Liability	August 24, 2028
Convertible notes warrants	1,405,470	.84	Liability	November 24, 2028
Underwriters warrants	120,000	6.25	Equity	November 9, 2025
Total warrants:	1,859,784

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Earnings (loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The computation of diluted EPS for the period assumes the potential dilutive effect of potential common shares, which includes common shares, consisting of (a) unvested restricted stock units and warrants using the treasury stock method, and (b) convertible debt using the if-converted method. The Company issues two classes of common stock with differing voting rights, and as such, reports EPS using the dual class method. For more information see Note 15 –Loss Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or at the time of a release. The Company recognizes revenue over a period based on the estimated service period of the product and additional performance obligations met over time for technical support. Net revenue by timing of recognition during the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
Over time	$1,817,808	$2,535,834
Point in time	18,293,064	11,579,895
Total revenue from contracts with customers:	$20,110,872	$14,115,729

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
United States	$17,301,686	$11,898,607
International	2,809,186	2,217,122
Total revenue from contracts with customers:	$20,110,872	$14,115,729

Platform

Net revenue by platform for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
Console	$8,305,578	$6,002,817
PC	9,008,138	5,104,723
Mobile	2,347,233	962,941
Other	449,923	2,045,248
Total revenue from contracts with customers:	$20,110,872	$14,115,729

Our net revenues through our current period top four platform providers as a proportion of our total net revenue for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024

Platform 1	$8,762,894	$4,989,586
Platform 2	2,735,268	2,072,190
Platform 3	5,173,560	3,387,104
Platform 4	395,596	542,882
All Other Revenue	3,043,554	3,123,967
Total revenue from contracts with customers:	$20,110,872	$14,115,729

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three months ended March 31, 2025 and 2024 was as follows:

	2025	2024
Digital	$17,313,716	$11,107,540
Mobile	2,347,233	962,941
Physical retail and other	449,923	2,045,248
Total revenue from contracts with customers:	$20,110,872	$14,115,729

Other Revenues

As discussed in Note 14, the Company recognized the $1.2 million payment related to the Angela Games settlement upon satisfaction of performance obligations included in the contract. This amount is included in other revenues for the three months ended March 31, 2024.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfilment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfilment of its performance obligations, which were in the ordinary course of business. As of March 31, 2025, the balance of deferred revenue was $27.6 million, of which $26.5 million is due to non-refundable payments. The Company is expecting to recognize $20.0 million of the non-refundable payments in the next 12 to 60 months through the platform releases of certain DLCs. The remaining $3.9 million of current non-refundable deferred revenues and $2.6 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 60 months, based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of $1.1 million in advance payments received in accordance with the agreement the Company has made with its retail distributor. Activities in the Company’s deferred revenue as of March 31, 2025 and 2024 were as follows:

	2025	2024
Deferred revenue, beginning balance in advance of revenue recognition billing	$25,467,447	$34,316,706
Revenue recognized	(1,278,631)	(2,535,834)
Revenue deferred	3,416,657	7,259,296
Deferred revenue, ending balance	27,605,473	39,040,168
Less: current portion	(3,864,474)	(21,937,421)
Deferred revenue, long term	$23,740,999	$17,102,747

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $935,000 as of March 31, 2025 and December 31, 2024. The amounts of restricted cash and cash equivalents held as of March 31, 2025, are to secure the standby letter of credit with landlords. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of March 31, 2025 and 2024:

	2025	2024
Cash and cash equivalents	$9,359,116	$16,068,729
Restricted cash and cash equivalents	935,000	1,117,310
Cash and cash equivalents, and restricted cash and cash equivalents	$10,294,116	$17,186,039

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable — related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. To reflect the timing of the offset agreement, a portion of the SDE receivable is presented as a long-term asset. During the three months ended March 31, 2025 and 2024, the Company made cash payments to SDE in the amount of $9.4 million and $16.8 million, respectively, and anticipates continuing to make cash payments to SDE in future years. As of March 31, 2025 and December 31, 2024, the outstanding balance of net accounts receivable from related party was as follows:

	2025	2024
Accounts receivable – related party	$6,000,592	$7,500,592
Less: accounts payable – related party	(4,667,133)	(3,663,726)
Net accounts receivable - related party	1,333,459	3,836,866
Less: accounts receivable – related party, net of current portion	(592)	(1,500,592)
Net accounts receivable - related party, current	$1,332,867	$2,336,274

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

During the three months ended March 31, 2025, the Company made $4.3 million in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2024, the Company made $1.7 million in prepaid royalty payments related to the ARK: Survival Ascended DLC’s which have not yet been released. Prepaid expenses — related party consisted of the following as of March 31, 2025 and December 31, 2024:

	2025	2024
Prepaid royalties	$4,907,669	$4,378,594
Prepaid licenses	7,500,000	7,500,000
Other prepaids	36,748	21,291
Prepaid expenses - related party, ending balance	12,444,417	11,899,885
Less: short-term portion	(2,536,748)	(2,521,291)
Total prepaid expenses - related party, long-term	$9,907,669	$9,378,594

The amount classified as short-term, as of March 31, 2025, includes prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

In October 2024, the Company entered into a collaborative arrangement for the development and publishing of a new title with a third party developer. In accordance with the agreement, the Company will pay $1.5 million to the developer as prepaid royalties, to be recovered prior to any profit sharing on sales of the title. In addition to the financial responsibilities, the Company is responsible for the marketing, publishing, and distribution of the game and is providing substantial creative and technical input in the development of the game. The developer will retain ownership of the IP and is responsible for the overall development of the game. The game has not yet been released and accordingly is not reflected in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025, the Company made $0.5 million of the prepaid royalty payments, and the amount is capitalized in the other prepaids. Prepaid expenses and other current assets consisted of the following as of March 31, 2025 and December 31, 2024:

	2025	2024
Other receivables	$262,194	$549,103
Deferred offering costs	105,411	105,411
Other prepaids	633,948	550,270
Other current assets	466,509	641,240
Total prepaid expenses and other current assets	$1,468,062	$1,846,024

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024:

	2025	2024
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,809,214	1,809,214
Furniture and fixtures	411,801	411,801
Property and equipment	9,521,752	9,521,752
Accumulated depreciation	(5,211,304)	(5,143,400)
Property and equipment, net	$4,310,448	$4,378,352

Depreciation expense was $67,904 and $82,338 for the three months ended March 31, 2025, and 2024, respectively. The Company did not have any disposals in the three months ended March 31, 2025 or 2024.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consist of game licenses, game software underlying intellectual property rights, internally developed software, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$136,665,000	$(136,665,000)	$—	$-	3 - 5 years
License rights	4,416,566	(3,028,000)	—	1,388,566	5 years
Software	565,961	(66,284)	—	499,677	3 - 5 years
Trademark	10,745	(10,733)	—	12	12 years
In-progress patent	270,886	—	—	270,886
Total:	$141,929,158	$(139,770,017)	$—	$2,159,141

	December 31, 2024
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$136,955,000	$(136,665,000)	$—	$290,000	3 - 5 years
License rights	3,420,000	(3,007,000)	—	413,000	5 years
Software	51,784	(51,784)	—	-	3 - 5 years
Trademark	10,745	(10,717)	—	28	12 years
In-progress patent	270,886	—	—	270,886
Total:	$140,708,415	$(139,734,501)	$—	$973,914

Amortization expense was $35,516 and $200 for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in cost of revenues in the accompanying consolidated statements of operations and comprehensive loss. The weighted average remaining useful life for which amortization expense will be recognized is 3.8 years as of March 31, 2025. The Company has capitalized $1.2 million in development costs for titles that have reached technological feasibility but have not yet launched, and as such, are included in the thereafter amount in the table below. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2025	$106,511
2026	142,000
2027	142,000
2028	142,000
2029	135,000
Thereafter	1,491,630
$2,159,141

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 10 – ACCOUNTS PAYABLE — RELATED PARTY

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail. In July 2024, the Company entered into another software development, publishing and distribution agreement with Suzhou Snail. Under the terms of the agreements Suzhou Snail will develop a game for distribution by the Company and the Company will make $4.5 million in milestone payments during the development of the game and an ongoing royalty on sales of the game. The Company made $0.5 million in milestone payments under the July contract, in 2025. In December 2024, the Company entered into an agreement with Suzhou Snail for the development of an application to deliver short film content to end users. In accordance with the agreement Suzhou Snail will develop the app for release and will receive $290,000 as a development fee. As of March 31, 2025 and December 31, 2024, the development fee has been capitalized as an intangible asset in the Company’s condensed consolidated balance sheets.

In January 2025, the Company extended its outsource agreement with Suzhou Snail for the research and development of For the Stars. In consideration, the Company will pay Suzhou Snail twelve equal monthly payments of $340,600, beginning on January 1, 2025. During the three months ended March 31, 2025 and 2024, the Company incurred $35,829 and $47,105, respectively as license costs due to Suzhou Snail that are included in cost of revenues. During the three months ended March 31, 2025 and 2024, respectively, the Company incurred $1,521,800 and $759,000 of research and development costs from Suzhou Snail; and made $1,724,200 and $1,575,000 in payments to Suzhou Snail for royalties and research and development costs. The royalty payments are included in costs of revenues and research and development costs are included in operating expenses in the consolidated statements of operations and comprehensive loss or intangible assets, net in the condensed consolidated balance sheets. Accounts payable – related party consisted of the following as of March 31, 2025 and December 31, 2024:

	2025	2024
Accounts payable - Suzhou	$53,331,513	$52,998,084
Less: accounts receivable - Suzhou	(37,614,913)	(37,614,913)
Total accounts payable – related party	$15,716,600	$15,383,171

NOTE 11 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal were due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $106,252 and $105,759, as of March 31, 2025 and December 31, 2024, respectively. The Company earned $493 and $499 in interest on the related party loans receivable during the three months ended March 31, 2025 and 2024, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 12 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	March 31, 2025	December 31, 2024
2021 Revolving Loan - On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance from $9,000,000 to $6,000,000. The revolving maturity date of the revolving loan is extended to June 30, 2025, and has an annual interest rate equal to the prime rate less 0.25%. At March 31, 2025, the interest rate on this loan was 7.25%. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended March 31, 2025 and is expected to be in non-compliance in the next quarter.	$3,000,000	$3,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. The loan is secured by the Company’s building, with a carrying value of $4.2 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended March 31, 2025 and is expected to be in non-compliance within the next twelve months.	2,701,003	2,722,549
2025 Convertible Notes – On February 21, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $3,300,000. The notes had an interest rate of 5.0% and will be paid in consecutive monthly installments beginning May 21, 2025 and will mature on February 21, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time. The Company elected the fair value option to account for the convertible notes and recognized a fair value adjustment of $145,482 on the notes during the three months ended March 31, 2025.	2,854,518	-
Total debt	8,555,521	5,722,549
Less: current portion of promissory note	2,701,003	2,722,549
Less: revolving loan	3,000,000	3,000,000
Less: convertible notes at fair value	2,854,518	-
Total long-term debt	$-	$-

Total interest expense for the above debt and revolver loan amounted to $80,746 and $395,964 for the three months ended March 31, 2025 and 2024, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $2,611 and $294,683 are included as part of interest expense for the three months ended March 31, 2025 and 2024, respectively. The Company has a weighted average interest rate of 4.4% and 5.6% on its short-term obligations as of March 31, 2025 and December 31, 2024, respectively. The Company was in compliance with its debt covenants related to the 2021 Revolving Note and 2021 Promissory note for the trailing twelve months ended March 31, 2025, however it is probable that the Company will fail the covenants in the next quarter. As such, the Company has classified the long-term portion of its promissory note as current.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt based on contractual payments, as of March 31, 2025:

Years ending December 31,	Amount
Remainder of 2025	$5,711,467
2026	742,115
2027	92,329
2028	95,414
2029	99,101
Thereafter	2,260,577
$9,001,003

Convertible Debt

2023 Convertible Notes

In August 2023, pursuant to a securities purchase agreement, the Company issued to two accredited investors (the convertible debt “Investors”) convertible notes with an aggregate principal amount of $1,080,000 (the “2023 Convertible Notes”) and warrants to purchase up to an aggregate of 714,285 shares of the Company’s Class A common stock for gross proceeds of $1,000,000 (the “2023 Convertible Notes Financing”).

The 2023 Convertible Notes carried an original issue discount of approximately 7.4%, bore interest at a rate of 7.5% per annum (16% per annum in case of an event of default), were repaid in equal consecutive monthly installments that began in February 2024 and matured on May 24, 2024.

The Company determined that the 2023 Convertible Notes included features that required bifurcation from the debt host and met the criteria to be accounted for as a derivative liability that is accounted for at fair value. On the date of issuance, the compound derivative had an estimated fair value that was not significant due to the remoteness of the events that would trigger the redemption features. The derivative liability uses level 3 inputs, is to be measured at fair value each reporting date with change in fair value being reported in other income. The change in fair value during the three months ended March 31, 2024, was not significant and as such, was not recorded

The debt discount was amortized to interest expense over the maturity period using the effective interest method at a rate of 103.4%. The effective interest rate was based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. For the three months ended March 31, 2024, the Company recognized $252,820 of interest expense related to the 2023 Convertible Notes, comprising of $18,347 of contractual interest expense, $181,754 in accretion and $52,719 of amortization of debt discount and issuance costs.

During the year ended December 31, 2024, the Company repaid the balance of $1,071,750 of principal and accrued interest and the investors converted $60,000 of principal into 71,460 shares of Class A common stock.

2025 Convertible Notes

In February 2025, pursuant to a securities purchase agreement (the “SPA”), the Company issued to two accredited investors (the “Investors”) convertible notes with an aggregate principal amount of $3,300,000 (the “2025 Convertible Notes”) for gross proceeds of $3,000,000 (the “2025 Convertible Notes Financing”). The 2025 Convertible Notes, which mature on February 21, 2026, carry an original issue discount of 10%, and are subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting May 21, 2025.

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the 2025 Convertible Notes can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $5.00 per share, except that, for an aggregate of $866,250 of the conversion amount, the conversion price is equal to the lesser of $5.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price may be adjusted for certain customary dilutive events.

The 2025 Convertible Notes may be prepaid by the Company upon giving the Investors a ten-calendar day notice by paying an amount equal to the outstanding balance. In event of default the Investors may require the Company to prepay the 2025 Convertible Notes at a 120% premium and have the option to convert any amount then outstanding into shares of Common Stock at the lesser of the then applicable conversion price or the Market Price. If the Company fails to make the monthly payment, the Noteholders have the right to convert the amount of the monthly payment into shares of Common Stock at the lesser of the then applicable Conversion Price or the Market Price.

The Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the 2025 Convertible Notes to simplify the reporting. The 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. From the date of issuance through March 31, 2025, the change in fair value was as follows:

Fair value, at issuance	$3,000,000
Change in fair value	(145,482)
Fair value at March 31, 2025	$2,854,518

The change in fair value of $117,105 is reported in other income in our condensed consolidated statement of operations and comprehensive loss and $28,377 is recorded in other comprehensive income (loss) due to the change in credit spread from issuance to March 31, 2025, prior to tax adjustment. The portion of the total change in the fair value of the 2025 Convertible Notes that is attributable to changes in the Company’s own credit risk (the “credit component”) is estimated each reporting date using a with-and-without approach. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (33.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (31.2%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

The Company used the binomial lattice framework to determine the fair value of each maturity payout. Accordingly, the valuation uses a range of level 3 inputs to evaluate each maturity payout individually. The range of level 3 inputs used on the issuance date and as of March 31, 2025 are as follows:

	March 31, 2025	February 21, 2025
Stock price	$0.88	$2.09
Exercise price	92% VWAP or $5.00	92% VWAP or $5.00
Contractual term (years)	0.14-0.90	0.24-1.00
Volatility	124.8% - 181.0%	117.0% - 190.9%
Risk-free rate	4.03% - 4.32%	4.11% - 4.29%

The weighted average volatility, risk-free rate and contractual term used in the valuation was 158.6%, 4.18%, and 0.52 years as of March 31, 2025, respectively.

NOTE 13 – INCOME TAXES

The Company is required to calculate its interim income tax provision using the estimated annual effective tax rate (“AETR”) method which involves the use of forecasted information, adjusted for the effect of discrete items arising in that quarter. Under the AETR method, the income tax provision is calculated by applying the estimated AETR for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding discrete items) for the reporting period. This could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus forecasted earnings for the full fiscal year. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

The Company recognized an income tax benefit of $1,470,830 and income tax benefit of $477,950 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 the Company’s effective tax rate of 43% differed from the federal statutory rate of 21% primarily due to permanent differences, state taxes, global intangible low-taxed income related to the Company’s foreign subsidiary, and the ratio of forecasted permanent book-tax differences compared to forecasted pre-tax income used in the AETR method is higher than it is expected to be at year-end, elevating the interim effective tax-rate. For the three months ended March 31, 2024 the Company’s effective tax rate did not differ from the federal statutory rate of 21%.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 14 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of March 31, 2025 and December 31, 2024, the Company’s net operating lease right-of-use assets amounted to $953,082 and $1,279,330, respectively. The Company had variable lease payments of approximately $38,277 and $27,332 during the three months ended March 31, 2025 and 2024, respectively, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, are as follows:

	2025	2024
Operating lease costs	$423,037	$396,515

Supplemental information related to operating leases for lease liabilities as of March 31, 2025 and March 31, 2024, is as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$422,537	$400,662
Weighted average remaining lease term	0.8 years	1.7 years
Weighted average discount rate	5.18%	5.00%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of March 31, 2025 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
Remainder of 2025	$1,055,085	$17,459	$1,037,626
2026	24,737	3,455	21,282
2027	25,636	1,778	23,858
2028	13,042	199	12,843
Total future lease payments	$1,118,500	$22,891	$1,095,609

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

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Co-Chief Executive Officer, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County. Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. Snail Games USA Inc. disputes the allegations and the amount of damages. The Company has responded to the complaint with an answer and cross-complaint. The cross-complaint seeks return for the $130,000 security deposit. The landlord has answered and denied the allegations of the cross-complaint. The Company intends to vigorously defend against the claims asserted. The Plaintiff has filed a motion to amend its complaint to include additional related parties. Trial is presently scheduled to commence in June 2025.

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

Commitments

The Company routinely enters contracts with related party developers for the development of new games. These agreements ordinarily include contractual payments to the developers for several milestones that occur at various times through 2026. The aggregate amount of development commitments to related party developers is $5.1 million as of March 31, 2025, Our commitments assume satisfactory performance by our related party software developer. See Note 10 – Accounts Payable – Related Party and Note 19 – Subsequent Events for more information.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 16 –LOSS PER SHARE

The Company uses the two class method to compute its basic loss per share (“Basic EPS”) and diluted loss per share (“Diluted EPS”). The following table summarizes the computations of basic EPS and diluted EPS. The allocation of earnings between Class A and Class B shares is based on their respective economic rights to the undistributed earnings of the Company. Basic EPS is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur using the treasury stock and if-converted methods, as applicable. The following table provides a reconciliation of the weighted average number of shares used in the calculation of Basic and Diluted EPS.

	For the three months ended March 31,
	2025	2024
Basic Loss Per Share:
Net loss attributable to Class A common stockholders	$(441,731)	$(385,722)
Net loss attributable to Class B common stockholders	(1,504,276)	(1,393,607)
Total net loss attributable to Snail Inc.	$(1,946,007)	$(1,779,329)
Class A weighted average shares outstanding - basic	8,442,025	7,957,031
Class B weighted average shares outstanding - basic	28,748,580	28,748,580
Class A and B basic loss per share	$(0.05)	$(0.05)

Diluted Loss Per Share:
Net loss attributable to Class A common stockholders	$(521,393)	$(385,722)
Net loss attributable to Class B common stockholders	$(1,775,558)	$(1,393,607)
Class A weighted average shares outstanding - basic	8,442,025	7,957,031
Dilutive effects of common stock equivalents	799,797	-
Class A weighted average shares outstanding - diluted	9,241,822	7,957,031
Class B weighted average shares outstanding - basic	28,748,580	28,748,580
Dilutive effects of common stock equivalents	-	-
Class B weighted average shares outstanding - diluted	28,748,580	28,748,580
Diluted loss per Class A share	$(0.06)	$(0.05)
Diluted loss per Class B share	$(0.06)	$(0.05)

For the three months ended March 31, 2025 and 2024, the convertible notes were excluded from the calculation of Diluted EPS due to the conversion price being above the Company’s average stock price for the fixed portion while the variable portion was anti dilutive based upon the reversal of the fair value adjustment. The following table provides a listing of shares excluded from the calculation of Diluted EPS due to their anti-dilutive effects:

	For the three months ended March 31,
	2025	2024	Method
Excluded Shares:
Restricted stock units outstanding	1,129,455	1,195,456	Treasury
Equity line of credit warrants	-	367,647	Treasury
Underwriters warrants	120,000	120,000	Treasury
Convertible notes	1,313,632	1,005,212	If-Converted
Convertible notes warrants	-	714,285	Treasury

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

Due to their adjustment provisions, the warrants are classified as a liability on the condensed consolidated balance sheet. In January 2024 there was a conversion which triggered anti-dilutive features of the convertible note warrants, decreasing the exercise price and increasing the number of outstanding convertible notes warrants to 1,607,849. The fair value of the warrants at issuance has been estimated using a Black-Scholes pricing model as of March 31, 2025 and a Monte Carlo pricing model as of December 31, 2024 as follows:

	March 31, 2025	December 31, 2024
Stock price	$0.88	$1.86
Exercise price	$0.84	$0.84
Contractual term (years)	3.65	3.65
Volatility	80.0%	60.0%
Risk-free rate	3.91%	4.31%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5% as it is generally accepted that market participants to not pay for the full volatility.

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income. The measured fair value may be uncertain due to the use of unobservable inputs. At March 31, 2025 and December 31, 2024, the fair value of the warrant liability was $637,139 and $1,448,109, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three months ended March 31, 2025, amounted to an income of $615,943 included in other income in our condensed consolidated statements of operations and comprehensive loss. The changes in fair value during the three months ended March 31, 2024, amounted to a charge of $5,101 included in other income in our condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2025, the Investors exercised 189,285 warrants, for which the Company received $159,000 in proceeds and recorded a loss of $128,085 upon revaluation of the exercised warrants. The loss is included in other income in our condensed consolidated statements of operations and comprehensive loss. There were no such exercises during the three months ended March 31, 2024. As of March 31, 2025, 391,664 of the convertible notes warrants have been exercised.

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. As of March 31, 2025, the Company has not sold any Class A common stock under the Equity Line Purchase Agreement.

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

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants has been estimated using a Black-Scholes pricing model as of March 31, 2025 and a Monte Carlo pricing model as of December 31, 2024 as follows:

	March 31, 2025	December 31, 2024
Stock price	$0.88	$1.86
Exercise price	$1.50	$1.50
Contractual term (years)	3.40	3.65
Volatility	85.0%	60.0%
Risk-free rate	3.90%	4.31%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5%.

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At March 31, 2025 and December 31, 2024, the fair value of the warrant liability was $140,343 and $292,004 respectively, and included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three months ended March 31, 2025 and 2024, amounted to income of $151,661 and $9,620, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025, 33,333 warrants have been exercised.

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. There was no RSU units’ activity with directors for the three months ended March 31, 2025. The following table summarizes our RSU units’ activity with directors for the three months ended March 31, 2024.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	43,478	$1.38
Granted	—	—
Vested	(10,869)	3.87
Forfeited or cancelled	—	—
Outstanding as of March 31, 2024	32,609	$1.38

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the three months ended March 31, 2025 and 2024.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	1,142,284	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(12,829)	(5.00)
Outstanding as of March 31, 2025	1,129,455	$5.00

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	1,165,247	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(2,400)	(5.00)
Outstanding as of March 31, 2024	1,162,847	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

As of March 31, 2025, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the three months ended March 31, 2025 and March 31, 2024.

Stock-Based Compensation Expense (Income)

During the three months ended March 31, 2024, the Company determined that it is probable that the Company will not meet the performance-based milestones required by the RSU’s granted to employees. Conversely, during the three months ended March 31, 2025, the Company determined that it is probable it will meet the performance-based milestones required by said RSU’s. Accordingly, the Company reversed the previously recognized compensation expense related to RSU’s during the three months ended March 31, 2024, then recognized a proportionate expense for the revised performance milestone. Stock-based compensation expense (income) resulting from RSUs and PSUs of $788,177 and $(862,634) are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense (income) resulting from PSUs of $55,442 and $(64,241) are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2025 and 2024, the Company recognized approximately $175,291 of deferred income tax expense, and $194,644 of deferred income tax expense, respectively, related to our stock-based compensation expense.

As of March 31, 2025, our total unrecognized compensation cost related to RSUs and PSUs was approximately $1.0 million and is expected to be recognized over a weighted-average service period of 1.7 years.

NOTE 18 – OPERATING SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) is our Founder, Co-Chief Executive Officer, Chief Strategy Officer, and Chairman Mr. Hai Shi. The CODM assesses performance and decides how to allocate resources based on net loss to evaluate operational efficiency and direct resources of the Company. Segment assets are reported on the condensed consolidated balance sheets as total assets. The table below presents segment revenue, operating profit and significant expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

Revenues, net	$20,110,872	$14,115,729
Cost of revenues	14,263,345	12,041,698

Gross profit	5,847,527	2,074,031

Operating expenses:
Salaries and Wages	2,599,493	542,389
Public Company Expenses	163,506	100,650
General and administrative	2,201,352	1,639,001
Research and development	3,609,745	1,776,522
Advertising and marketing	1,306,365	141,030
Depreciation	67,904	82,338
Total operating expenses	9,948,365	4,281,930

Loss from operations	(4,100,838)	(2,207,899)

Total other income (expense), net	683,045	(50,509)

Loss before benefit from income taxes	$(3,417,793)	$(2,258,408)

Benefit from income taxes	(1,470,830)	(477,950)

Net loss	$(1,946,963)	$(1,780,458)

Depreciation and amortization expense is consistent with those presented in the condensed consolidated statements of cash flows. There are no additional segment items requiring separate disclosure. Interest income, interest expense, other income and foreign currency transactions are captured in the total other income (expense), net line item. The Company continues to report revenue by geographic region as part of its revenue disclosures, see Note 3 – Revenue from Contracts with Customers. The CFO provides reports to the CODM for key decision making purposes.

NOTE 19 – SUBSEQUENT EVENTS

●	In April 2025 the Company entered into a memorandum of understanding with Mega Matrix Inc. for the joint development, production, and global distribution of short dramas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly under “Risk Factors,” in Part II, Item 1A of this Quarterly Report and Part 1A of the Company’s Form 10-K for the year ended December 31, 2024, and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Quarterly Report.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 96.3 million console and PC installs through March 31, 2025 and repeated releases within the top-25 selling games on the Steam platform. See below for discussion of key performance metrics and non-GAAP measures. In the three months ended March 31, 2025, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 243,000 daily active users (“DAUs”) on the Steam and Epic platforms, as compared to 209,000 in the three months ended March 31, 2024, respectively. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended March 31, 2025 and 2024, we generated 91.6% and 78.6%, respectively, of our revenues from the ARK franchise.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through March 31, 2025, our ARK franchise game has been played for 4.0 billion hours with an average playing time per user of 162 hours and with the top 21.3% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended March 31, 2025 and 2024, our net revenue was $20.1 million and $14.1 million, respectively. During the three months ended March 31, 2025, approximately 41.3% of our revenue came from consoles, 44.8% from PC and 11.7% from mobile and other platforms as compared to 42.5% from consoles, 36.2% from PC and 6.8% from mobile and other platforms during the three months ended March, 31, 2024. We had a net loss of $1.9 million and $1.8 million, for the three months ended March 31, 2025 and 2024, respectively.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

Investments in our content strategy

We continuously evaluate and invest in content strategy to improve and innovate our games and features and to develop current technological platforms. We are currently actively investing in expanding our gaming pipeline as well as developing media and eSports content related to our gaming intellectual property. We also continue to invest to grow our micro-influencer platform, NOIZ, by attracting new influencers and brand customers. We have established a new division internally under the Interactive Films brand. This division will focus on creating content in the vertical short film segment of the digital entertainment market. The mobile application has already soft launched on iOS and Android platforms. We have released forty-nine short film dramas and expect a consistent roll out of new short film dramas.

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 51.5 million units between January 1, 2016 and March 31, 2025. During the three months ended March 31, 2025, we sold 1.5 million units compared to 1.1 million in the three months ended March 31, 2024. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

Investments in our technology platform

We are focused on innovation and technology leadership in order to maintain our competitive advantage. We spend a portion of our capital on our research and development platform to continuously improve our technological offerings and gaming platform. Our proprietary video game technology includes a versatile game engine, development pipeline tools, advanced rendering technology and advanced server and network operations. Continued investment in improving the technology behind our existing gaming platforms as well as developing new software tools for new product offerings is important to maintaining our strategic goals, developer and creator talent, and financial objectives. For us to continue providing cutting-edge technology to our users and bringing digital interactive entertainment to market, we must also continue to invest in developmental and creative resources. For our users, we regularly invest in user-friendly features and enhance user experience in our games and platforms. As our industry moves towards increased use of cloud gaming and gaming as a service technology, our ability to bring interactive technologies to market will be an increasingly important part of our business. Furthermore, to accompany our entry into the vertical short film market, we have developed a distribution platform, the Salty TV mobile application that allows users to access the content on demand.

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

Recent Developments

In February 2025, we released a brand new DLC map for ARK: Survival Ascended, ARK: Astraeos. This expansive Greek methodology map offers over 264-square kilometers of playable area, filled with stunning scenery, ancient ruins, sacred temples, and powerful new bosses. Since release, we sold 253K units across Steam, PlayStation, and Xbox. We have also completed two new game acquisitions through our gaming network and partners as part of the larger effort to expand our games portfolio.

At GDC 2025, we officially announced the 10-year celebration of ARK: Survival Evolved with a brand new DLC, ARK: Aquatica, set to release in June 2025. The new non-canonical expansion map features an ambitious underwater setting where 95% of gameplay will take place beneath the surface. For ARK: Survival Ascended, we announced a new full-size canonical expansion that sets in a frozen world where players follow legendary survivor Mei Yin on a perilous quest to uncover ARK’s buried secrets. Furthermore, we announced Bellwright will be released on the Xbox platform as a next step to broaden the game’s exposure and player base. We have also debut teaser trailers for two in-house developed projects, Nine Yin Sutra: Wushu and Nine Yin Sutra: Immortal. These two original titles invite players into vast, immersive worlds shaped by martial arts mastery and cultivation.

To bring more entertainment to our users, our short film mobile application, Salty TV, brings exclusive, original stories from heart-racing thrillers to jaw-dropping romances to our viewers. We have released forty-nine short film dramas through March 31, 2025 and expect a consistent roll out of new short film dramas throughout 2025 and beyond. In a strategic step forward in advancing the short-film business line, Snail Inc. subsidiary Interactive Films signed a Memorandum of Understanding (MOU) with Mega Matrix Inc. (NYSE American: MPU) for a joint development, production, and global distribution of short dramas.

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

General and administrative

General and administrative expenses include rent expense, salaries, stock-based compensation, legal and professional expenses, administrative internet and server expenses, contract costs, insurance expenses, license and permits, other taxes and travel expenses. We expect salaries and wages to increase as we increase headcount when expanding our product offerings. Stock-based compensation will be recorded within research and development and general and administrative expense. We also record legal settlement expenses as components of general and administrative expenses. We expect general and administrative expenses will increase in absolute dollars due to the additional administrative and regulatory burden of becoming and operating as a public company and the inflationary pressures of recent years.

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

Benefit from income taxes

The benefit from income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 43% differed from the federal statutory rate of 21% due to permanent differences and state taxes.

Results of Operations

Comparison of the three months ended March 31, 2025 versus the three months ended March 31, 2024

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Revenues, net	$20.1	$14.1	$6.0	42.5%
Cost of revenues	14.3	12.1	2.2	18.4%
Gross profit	5.8	2.0	3.8	181.9%
Operating expenses:
General and administrative	4.9	2.3	2.6	117.5%
Research and development	3.6	1.8	1.8	103.2%
Advertising and marketing	1.3	0.1	1.2	826.3%
Depreciation and amortization	0.1	0.1	-	(17.5)%
Total operating expenses	9.9	4.3	5.6	132.3%
Loss from operations	$(4.1)	$(2.3)	$(1.8)	85.7%

Revenues

Net revenues for the three months ended March 31, 2025 increased by $6.0 million, or 42.5%, compared to the three months ended March 31, 2024. The increase in net revenues was due to an increase in total Ark sales of $2.7 million, an increase in sales of the ARK Mobile of $1.3 million that was driven by the release of ARK: Ultimate Mobile Edition, and the Company deferred $3.3 million less of its sales during the three months ended March 31, 2025 than it deferred in the three months ended March 31, 2024. These increases were partially offset by a decrease in revenues related to other games of $1.6 million.

Cost of revenues

Cost of revenues for the three months ended March 31, 2025 increased by $2.2 million, or 18.4%, compared to the three months ended March 31, 2024.

Cost of revenues for the three months ended March 31, 2025 and 2024 comprised the following:

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Software license royalties - related parties	$5.3	$3.3	$2.0	61.1%
Software license royalties	0.1	0.2	(0.1)	(66.9)%
License and amortization - related parties	6.0	6.0	-	-%
License and amortization	0.3	-	0.3	131,106.3%
Merchant fees	0.5	0.2	0.3	150.5%
Engine fees	0.8	1.0	(0.2)	(15.4)%
Internet, server and data center	1.3	1.4	(0.1)	(7.4)%
Total:	$14.3	$12.1	$2.2	18.4%

The increase in cost of revenues for the three months ended March 31, 2025 was due to an increase of $2.0 million in software license royalties – related parties, a result of increased ARK sales, an increase of $0.3 million in license and amortization due to the increased depreciable base of intangible assets in 2025, an increase in merchant fees of $0.3 million related to the increased ARK: Ultimate Mobile Edition revenues, partially offset by decreased engine fees of $0.2 million, decreased internet, server and data center fees of $0.1 million and decreased software license royalties of $0.1 million.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 increased by $2.6 million, or 117.5%, compared to the three months ended March 31, 2024. The increase in general and administrative expenses was due to an increase in salaries and wages of $2.1 million, the result of the Company recording $0.8 million in stock compensation expense in 2025 versus an income related to stock compensation of ($0.9) million in 2024, an increase in office expense of $0.2 million, an increase in contractors expense of $0.1 million and travel expense of $0.1 million.

Research and development expenses

Research and development expenses for the three months ended March 31, 2025 increased by $1.8 million, or 103.2%, compared to the three months ended March 31, 2024. The increase in research and development expenses was due to the outsourced development of For the Stars and Project Aether paid through Suzhou Snail and an increase in internal research and development salaries as the Company continues to expand its internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the three months ended March 31, 2025 increased by $1.2 million, or 826.3%, compared to the three months ended March 31, 2024. The increase in advertising and marketing expenses was due to the Company’s presence at the Game Developers Conference (“GDC”) during the three months ended March 31, 2025, and increased advertising campaigns for our Wandering Wizard titles and SaltyTV application and related offerings.

Other Factors Affecting Net Loss

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Interest income	$-	$0.1	$(0.1)	(69.7)%
Interest expense	(0.1)	(0.4)	0.3	79.6%
Other income	0.8	0.2	0.6	239.0%
Income tax benefit	1.5	0.5	1.0	207.7%

Interest income

Interest income was $0.0 million and $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The decrease was due to the balance of our cash deposits being lower on average during the three months ended March 31, 2025.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense decreased by $0.3 million for the three months ended March 31, 2025 because of lower average debt during the three months ended March 31, 2025.

Other income

Other income increased by $0.6 million for the three months ended March 31, 2025, in comparison to the three months ended March 31, 2024. The increase is due to the recognition of $0.6 million due to the revaluation of warrant liabilities in the three months ended March 31, 2025.

Benefit from income taxes

The Company had benefit from income taxes of $1.5 million for the three months ended March 31, 2025, and a benefit of $0.5 million for the three months ended March 31, 2024. Our effective income tax rate was 43% during the three months ended March 31, 2025 and 21% during the three months ended March 31, 2024.

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

	Three months ended March 31,
	2025	2024	Change	% Change
	(in millions)
Units Sold	1.5	1.1	0.4	44.8%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units sold increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, by 0.4 million units, or 44.8%. The Company’s units sold increased due to an increase in sales of ARK: Survival Evolved of 0.1 million units, and an increase in sales of ARK: Survival Ascended of 0.3 million units during the three months ended March 31, 2025.

Bookings

Bookings is a key operating metric in assessing our financial performance. Bookings adjusts for the impact of deferrals and, we believe, provides a useful indicator of sales in a given period. It reflects the net amount of products and services sold digitally or physically in a given period, excluding the impact of revenue deferrals. Bookings is used by management to understand sales trends and assess the volume of our sales activity over time. Bookings should not be considered as alternatives to net loss, as measures of financial performance or any other performance measure derived in accordance with GAAP. Below is a reconciliation of total net revenue to Bookings, the closest GAAP financial measure.

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Total net revenue	$20.1	$14.1	$6.0	42.5%
Change in deferred net revenue	2.1	5.5	(3.4)	(60.9)%
Bookings	$22.2	$19.6	$2.6	13.6%

For the three months ended March 31, 2025, bookings increased by $2.6 million, or 13.6%, compared to the three months ended March 31, 2024, because of the releases of ARK: Survival Ascended DLC Astraeos in the first quarter of 2025, and the releases of Bobs Tall Tales, and Bellwright in the latter quarters of 2024.

Non-GAAP Measures

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), we believe EBITDA, as a non-GAAP measure, is useful in evaluating our operating performance. EBITDA, as used in this Quarterly Report on Form 10-Q, is a non-GAAP financial measure that is presented as supplemental disclosures and should not be construed as an alternative to net loss or any other GAAP measure as an indicator of operating performance.

We present EBITDA because it is used by management to assess our financial performance, excluding certain expenses that management believes do not reflect the ongoing operating performance of the business. Management uses EBITDA to supplement GAAP measures of performance when evaluating our business strategies, making budgeting decisions and comparing performance against peer companies.

EBITDA

We define EBITDA as net loss before (i) interest income, (ii) interest expense, (iii) (benefit from) provision for income taxes, and (iv) depreciation expense, property and equipment.

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

Below is a reconciliation of net loss to EBITDA, the closest GAAP financial measure.

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Net loss	$(1.9)	$(1.8)	$(0.1)	9.4%
Interest income and interest income - related parties	-	(0.1)	0.1	(69.7)%
Interest expense	0.1	0.4	(0.3)	(79.6)%
Benefit from income taxes	(1.5)	(0.5)	(1.0)	207.7%
Depreciation expense	0.1	0.1	-	(17.5)%
EBITDA	$(3.2)	$(1.9)	$(1.3)	(75.5)%

For the three months ended March 31, 2025, EBITDA decreased by $1.3 million, or 75.5%, compared to the three months ended March 31, 2024, primarily because of an increase in benefit from income taxes of $1.0 million, a decrease in interest expense, and an increase in net loss of $0.1 million, partially offset by a decrease in interest income and interest income – related parties of $0.1 million.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $9.4 million and $7.3 million as of March 31, 2025 and December 31, 2024, respectively.

Our restricted cash and cash equivalents were $0.9 million as of March 31, 2025 and December 31, 2024. Our restricted cash primarily consists of time deposits and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of March 31, 2025, our 2021 Revolving Loan has a balance of $3.0 million and is due in June 2025. Additionally, in February 2025 the Company issued convertible notes with a par value of $3.3 million which mature in February 2026. In concurrence with the registration of the 2023 convertible notes shares the Company registered shares for distribution in an equity line of credit. The Company has the right, but not the obligation, to sell up to $5.0 million in Class A common stock to the investor. We intend to renegotiate with the lender to extend the maturity date of the 2021 Revolving Loan and to negotiate a new Short Term Note. However, there is no guarantee that we will be able to renegotiate the terms of the 2021 Revolving Loan or obtain a new short term note with the lender at terms acceptable to us or at all. The Company was in compliance with its debt covenants related to the 2021 Revolving Note and 2021 Promissory note for the trailing twelve months ended March 31, 2025, however it is probable that the Company will fail the covenants within the next 12 months. As such, the Company has classified the long-term portion of its promissory note as current. There is no guarantee that the Company will receive a waiver from the lender if the covenants of the loans are breached in the future. In the event of a future breach of the debt covenants the lender has the right, but not the obligation, to declare all or any part of the debt as due immediately and cease making any advances or extend any further credit to the Company.

The Company has raised capital through the issuance of the convertible notes, equity line of credit, and the distribution agreement entered into with our retail partner which provided advanced royalties. We may need to raise additional capital and issue registered shares to draw on an equity line of credit if needed. The need for additional capital depends on many factors, including, among other things, whether we can successfully renegotiate the terms of our debt arrangements, the rate at which our business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. We cannot provide assurance that we will be able to successfully access any such equity or debt financings, that the required equity or debt financings would be available on terms acceptable to us, if at all, or that any such financings would not be dilutive to our stockholders.

Our current unrestricted cash position of approximately $9.4 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Net cash flows provided by operating activities	$0.8	$6.8	$(6.0)	(88.5)%
Net cash flows used in investing activities	(1.9)	-	(1.9)	(100.0)%
Net cash flows provided by (used in) financing activities	3.1	(5.9)	9.0	153.0%
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$2.0	$0.9	$1.1	127.1%

Operating activities

Net cash flows provided by operating activities for the three months ended March 31, 2025 decreased $6.0 million as compared to the three months ended March 31, 2024, which resulted primarily from a decrease in net accounts receivable and account receivable related party of $13.5 million, a decrease in deferred revenues of $2.6 million, a decrease in non-cash reconciling items of $0.5 million and an increase in other noncurrent assets of $0.7 million, partially offset by a decrease in prepaid expenses and prepaid expenses – related parties of $3.0 million, a decrease in net loss of $0.1 million, an increase in accounts payable and accounts payable – related parties of $8.5 million.

The Company had a net loss of $1.9 million and $1.8 million, for the three months ended March 31, 2025 and 2024, respectively, representing an decrease of $0.1 million. The decrease was primarily due to an increase in general and administrative expenses of $2.6 million, an increase in research and development of $1.8 million, an increase in advertising and marketing of $1.2 million and an increase in cost of revenues of $2.2 million, partially offset by increased revenues of $6.0 million, increased benefit from tax income taxes of $1.0 million, and an increase in total other income (expense) of $0.5 million.

Non-cash reconciling items were ($1.6) million and ($1.2) million for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of $0.4 million. The decrease in the non-cash reconciling items was due to a decrease in deferred taxes of $1.5 million, an increase in the gain on change in fair value of warrant liabilities of $0.6 million, partially offset by an increase in stock based compensation expense (income) of $1.8 million, and an increase in amortization expense of $0.2 million.

Our accounts receivable - related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of March 31, 2025 and December 31, 2024, the net outstanding balances of receivables due from SDE were $6.0 million and $7.5 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within the next two fiscal years and intend to exercise all legally available means of collection. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5- Accounts Receivable - Related Party to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Investing activities

Net cash flows used in investing activities for the three months ended March 31, 2025 were $1.9 million compared to none in the three months ended March 31, 2024. Investing activities for the three months ended March 31, 2025 included $0.3 million for the acquisition of software applications, $1.4 million for the acquisition of license rights to certain titles, and $0.2 million in capitalized research and development expenditures for the development of software to be sold or marketed.

Financing activities

Net cash flows provided by (used in) financing activities for the three months ended March 31, 2025 were $3.1 million compared to ($5.9) million for the three months ended March 31, 2024. Financing activities for the three months ended March 31, 2025 included $3.0 million from the issuance of convertible notes and $0.2 million received upon the exercise of warrants during the period. Financing activities for the three months ended March 31, 2024 included debt repayments of $5.6 million and $0.3 million in payments of capitalized offering costs in accounts payable.

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

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. As amended, the 2021 Revolving Loan matured on December 31, 2023 and bore interest at a rate equal to the prime rate less 0.25%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis. The Company amended the revolving loan agreement in December 2024, to extend the 2021 Revolving Loan maturity date to June 30, 2025. As of March 31, 2025, we had borrowings of $3.0 million outstanding under our 2021 Revolving Loan.

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

Convertible Notes

In February 2025, the Company issued convertible notes with an aggregate principal amount of $3,300,000 for gross proceeds of $3,000,000. The 2025 Convertible Notes, which mature on February 21, 2026, carry an original issue discount of 10%, and are subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting May 21, 2025. The Company is accounting for the convertible notes at fair value.

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest of the 2025 Convertible Notes can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $5.00 per share, except that except that, for an aggregate of $866,250 of the conversion amount, the conversion price is equal to the lesser of $5.00 per share or 92% of the lowest daily volume weighted average price of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion. The conversion price may be adjusted for certain customary dilutive events.

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. The Company has registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on Form S-1 that was declared effective on October 30, 2023. As of March 31, 2025, the Company has not sold any Class A common stock under the Equity Line Purchase Agreement, and the investor has exercised 33,333 warrants.

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

Financial covenants

The 2021 Revolving Loan, Term Loan and the 2022 Short Term Note require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the 2021 Revolving Loan requires us to maintain an outstanding principal balance of no more than $3.0 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended March 31, 2025, the Company met the minimum debt service coverage ratio required by its debt covenants. The Company repaid the $0.8 million term note that was one of three debt facilities with the lender, in January 2024. The Company’s ability to comply with the covenants, or receive waivers for the covenants, can lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral. Due to the projected failure to comply with the debt covenant the Company classifies the long-term portion of its promissory note as current.

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

Under the supervision and with the participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. As described further in our 2024 Annual Report, the Company’s Co-Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting. This material weakness related to the failure to properly value the fair value of warrants related to the convertible notes and equity line of credit in accordance with ASC 820 Fair Value Measurement, and this material weakness continued to exist at March 31, 2025

Management’s Plan for Remediation

We have begun enhancing the process of, and are focused on, designing and implementing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

-	Implementing new review controls and procedures over fair value valuations
-	Hire qualified external valuation specialist

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, we have not made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

See Item 1 of Part I, “Unaudited Condensed Consolidated Financial Statements - Note 14 - Commitments and Contingencies-Litigation.”

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors described below as well as under the “Risk Factors” section in Part I – Item 1A of our 2024 Annual Report on Form 10-K, and any other periodic or current report that we file with the SEC, together with all of the related financial statements and notes thereto. Other than as set forth below, we have not identified any material changes to the risk factors previously disclosed in Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to Our Business and Industry

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 91.6% of our net revenue for the three months ended March 31, 2025, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 97.2% of our net revenue for the three months ended March 31, 2025. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022 and October 2023, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 91.6% of our net revenue for the three months ended March 31, 2025. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the three months ended March 31, 2025, 95.6% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 91.8% of our net revenue by product platform for the three months ended March 31, 2025. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our effective tax rate was 43% and 21% for the three month periods ended March 31, 2025 and 2024, respectively. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

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

Our management identified a material weakness in our internal control over financial reporting involving the failure to properly value the fair value of warrants related to the convertible notes and equity line of credit. See Part II, Item 9A, “Controls and Procedures,” in this Quarterly Report for information regarding the identified material weaknesses and our actions to date to remediate the material weakness. As a result of the material weakness, our management has concluded that our internal control over financial reporting were not effective as of March 31, 2025.

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

We may direct our Equity Line Investor to purchase up to $5.0 million worth of shares of our Class A common stock under the Equity Line Purchase Agreement until December 31, 2025, in amounts up to $1.0 million in shares of our Class A common stock depending on market prices. In addition, pursuant to our arrangements with the Selling Stockholders, we may issue additional convertible notes to the Selling Stockholders in the aggregate principal amount of up to $11.0 million, with the first tranche consisting of the Crom Notes and the Jefferson Street Notes in the aggregate principal amount of $3.3 million.

Notwithstanding the foregoing, our ability to obtain these additional funds contains certain restrictions, such as selling shares to the Equity Line Investor and obtaining funds under the Equity Line Purchase Agreement is limited by the terms and conditions in the Equity Line Purchase Agreement, including restrictions on the amounts we may sell to the Equity Line Investor at any one time, and a limitation on our ability to sell shares to the Equity Line Investor to the extent that it would cause the Equity Line Investor to beneficially own more than 9.99% of our outstanding shares of Class A common stock. Additionally, we will only be able to sell or issue to the Equity Line Investor (subject to certain reductions and other adjustments pursuant to the Equity Line Purchase Agreement, (i.e., the Exchange Cap) in total under the Equity Line Purchase Agreement, which is equal to 19.99% of the aggregate number of shares of Class A common stock outstanding prior to execution of the Equity Line Purchase Agreement, unless stockholder approval is obtained to issue in excess of such amount. Therefore, we may not in the future have access to (i) the full amount available to us under the Equity Line Purchase Agreement due to the price of our Class A common stock and (ii) the other amounts available under the additional tranches from the Selling Stockholders. In addition, any amounts we may obtain from these financing sources may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our Class A common stock currently registered.

The extent we rely on the Equity Line Investor as a source of funding will depend on a number of factors including the prevailing market price of our Class A common stock and the extent to which we are able to secure working capital from other sources, such as the Selling Stockholders. If obtaining sufficient funding from the Equity Line Investor were to prove unavailable or prohibitively dilutive, we will need to secure a third source of funding in order to satisfy our working capital needs. Even if we sell all $5.0 million in shares of our Class A common stock under the Equity Line Purchase Agreement to the Equity Line Investor and issues additional convertible Notes to the Selling Stockholders, we may still need additional capital to finance our future plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Class A common stock could be reduced. A financing could involve one or more types of securities including Class A common stock, convertible debt, or warrants to acquire Class A common stock. These securities could be issued at or below the then prevailing market price for our Class A common stock. If the issuance of new securities results in diminished rights to holders of our Class A common stock, the market price of our Class A common stock could be negatively impacted. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition, and prospects.

If we default on our credit obligations, our operations may be interrupted, and our business could be seriously harmed.

In addition to the Notes that we issued to the Selling Stockholders in the Offering that closed in February 2025, we also have a credit facility that we may draw on to finance our operations and other corporate purposes. If we default on these credit obligations, our lenders may accelerate the debt and/or foreclose on property securing the debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

The Company did not issue any securities that were not registered under the Securities Act during the three months ended March 31, 2025.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2025	—	—	—	—
February 2025	—	—	—	—
March 2025	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. There were no share repurchases settled in the three months ended March 31, 2025. As of March 31, 2025, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporation by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

4.1	Form of Convertible Promissory Notes	8-K	001-41556	4.1	February 25, 2025

10.1	Form of Securities Purchase Agreements, dated February 21, 2025	8-K	001-41556	10.1	February 25, 2025

10.2	Form of Registration Rights Agreements, dated February 21, 2025	8-K	001-41556	10.2	February 25, 2025

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on May 14, 2025.

Snail, Inc.

Date: May 14, 2025	By:	/s/ Xuedong Tian
Xuedong Tian
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

