Form 10-Q
period 2025-06-30
Snail, Inc.
filed 2025-08-19
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 18, 2025
Class A Common Stock, par value $0.0001 per share	8,853,904
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 30, 2025

Table of Contents

		Page
	Cautionary Statement	1
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Snail, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	2
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024	3
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024	4
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	5
	Snail, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	54
SIGNATURES		55

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

Forward-looking statements appear in a number of places in this Quarterly Report and include, but are not limited to, statements regarding our intent, belief or current expectations. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified described in “Part II, Item 1A. – Risk Factors,” of this Quarterly Report. The statements we make regarding the following matters are forward-looking by their nature:

●	our ability to re-establish profitable operations, raise additional capital or renegotiate our debt arrangements;

●	our growth prospects and strategies;

●	launching new games and additional functionality to games that are commercially successful;

●	our expectations regarding significant drivers of our future growth;

●	our failure to comply or regain compliance with the continued listing requirements of the Nasdaq Capital Market;

●	our ability to retain and increase our player base and develop new video games and enhance our existing games;

●	competition from companies in a number of industries, including other casual game developers and publishers and both large and small, public and private multimedia companies;

●	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;

●	our relationships with third-party platforms such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore;

●	our ability to successfully enter new markets and manage our international expansion;

●	protecting and developing our brand and intellectual property portfolio;

●	costs associated with defending intellectual property infringement and other claims;

●	our future business development, results of operations and financial condition;

●	rulings by courts or other governmental authorities;

●	our Share Repurchase Program (as defined below), including expectations regarding the timing and manner of repurchases made under the Share Repurchase Program;

●	our plans to pursue and successfully integrate strategic acquisitions;

●	other risks and uncertainties described in this Quarterly Report, including those described in Item 1A of Part II, “Risk Factors”;

●	we may require additional capital to support our strategic digital asset initiative, and implementing such initiative may subject us to various licensing requirement and significant compliance costs;

●	any negative publicity regarding stablecoins or the broader digital asset industry may have an outsize negative effect on consumer confidence in our proposed proprietary stablecoins; and

●	assumptions underlying any of the foregoing.

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

PART I

Item 1. Condensed Consolidated Financial Statement (Unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024

ASSETS

Current Assets:
Cash and cash equivalents	$7,905,426	$7,303,944
Accounts receivable, net of allowance for credit losses of $523,500 as of June 30, 2025 and December 31, 2024	17,675,727	9,814,822
Accounts receivable – related party	—	2,336,274
Loan and interest receivable – related party	106,751	105,759
Prepaid expenses – related party	5,658,551	2,521,291
Prepaid expenses and other current assets	1,308,225	1,846,024
Prepaid taxes	6,156,775	7,318,424
Total current assets	38,811,455	31,246,538

Restricted cash and cash equivalents	935,000	935,000
Accounts receivable – related party, net of current portion	—	1,500,592
Prepaid expenses – related party, net of current portion	7,970,000	9,378,594
Property and equipment, net	4,242,686	4,378,352
Intangible assets, net	3,514,699	973,914
Deferred income taxes	2,486	10,817,112
Other noncurrent assets, net	1,804,181	1,683,932
Operating lease right-of-use assets, net	676,918	1,279,330
Total assets	$57,957,425	$62,193,364

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,480,133	$4,656,367
Accounts payable – related parties	16,134,033	15,383,171
Accrued expenses and other liabilities	5,168,792	4,499,280
Interest payable – related parties	527,770	527,770
Revolving loan	3,000,000	3,000,000
Convertible notes at fair value	2,415,050	—
Current portion of long-term promissory note	6,179,531	2,722,548
Current portion of deferred revenue	16,601,595	3,947,559
Current portion of operating lease liabilities	653,936	1,444,385
Total current liabilities	55,160,840	36,181,080

Accrued expenses	265,251	265,251
Deferred revenue, net of current portion	15,940,898	21,519,888
Operating lease liabilities, net of current portion	82,100	57,983
Total liabilities	71,449,089	58,024,202

Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 10,019,797 shares issued and 8,669,522 shares outstanding as of June 30, 2025, and 9,626,070 shares issued and 8,275,795 shares outstanding as of December 31, 2024	1,001	962
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of June 30, 2025 and December 31, 2024	2,875	2,875

Additional paid-in capital	26,501,044	25,738,082
Accumulated other comprehensive loss	(193,615)	(279,457)
Accumulated deficit	(30,625,816)	(12,117,385)
Treasury stock at cost (1,350,275 shares as of June 30, 2025 and December 31, 2024)	(3,671,806)	(3,671,806)
Total Snail, Inc. equity (deficit)	(7,986,317)	9,673,271
Noncontrolling interests	(5,505,347)	(5,504,109)
Total stockholders’ equity (deficit)	(13,491,664)	4,169,162
Total liabilities, noncontrolling interests and stockholders’ equity	$57,957,425	$62,193,364

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenues, net	$22,185,750	$21,606,650	$42,296,622	$35,722,379
Cost of revenues	15,231,005	13,504,174	29,494,350	25,545,872

Gross profit	6,954,745	8,102,476	12,802,272	10,176,507

Operating expenses:
General and administrative	3,475,089	2,795,884	8,439,440	5,077,924
Research and development	3,293,409	1,860,881	6,903,154	3,637,403
Advertising and marketing	1,520,201	694,195	2,826,567	835,225
Depreciation and amortization	67,761	80,554	135,665	162,892
Impairment of film assets	415,719	—	415,719	—
Total operating expenses	8,772,179	5,431,514	18,720,545	9,713,444

Income (loss) from operations	(1,817,434)	2,670,962	(5,918,273)	463,063

Other income (expense):
Interest income	31,972	64,790	61,878	164,552
Interest income - related parties	499	498	992	997
Interest expense	(169,286)	(142,301)	(250,115)	(538,265)
Other (loss) income	(707,968)	244,527	61,794	471,593
Foreign currency transaction gain (loss)	(31,891)	5,652	(68,179)	23,780
Total other income (expense), net	(876,674)	173,166	(193,630)	122,657

Income (loss) before provision for income taxes	(2,694,108)	2,844,128	(6,111,903)	585,720

Provision for income taxes	13,868,598	589,512	12,397,768	111,562

Net income (loss)	(16,562,706)	2,254,616	(18,509,671)	474,158

Net loss attributable to non-controlling interests	(282)	(1,535)	(1,238)	(2,664)

Net income (loss) attributable to Snail, Inc.	(16,562,424)	2,256,151	(18,508,433)	476,822

Comprehensive income (loss) statement:

Net income (loss)	(16,562,706)	2,254,616	(18,509,671)	474,158

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	30,587	(9,293)	63,820	(28,590)
Other comprehensive income (loss) related to credit adjustments, net of tax	—	—	22,023	—

Total comprehensive income (loss)	$(16,532,119)	$2,245,323	$(18,423,828)	$445,568

Net income (loss) attributable to Class A common stockholders:
Basic	$(3,775,300)	$489,379	$(4,210,496)	$103,656
Diluted	$(3,775,300)	$463,249	$(4,216,414)	$79,116

Net income (loss) attributable to Class B common stockholders:

Basic	$(12,787,124)	$1,766,772	$(14,297,937)	$373,166
Diluted	$(12,787,124)	$1,673,031	$(14,318,033)	$284,821

Income (loss) per share attributable to Class A and B common stockholders:
Basic	$(0.44)	$0.06	$(0.50)	$0.01
Diluted	$(0.44)	$0.06	$(0.50)	$0.01

Weighted-average shares used to compute income (loss) per share attributable to Class A common stockholders:
Basic	8,487,796	8,013,634	8,465,962	7,985,631
Diluted	8,487,796	8,196,329	8,467,535	8,225,025

Weighted-average shares used to compute income (loss) per share attributable to Class B common stockholders:

Basic	28,748,580	28,748,580	28,748,580	28,748,580
Diluted	28,748,580	28,748,580	28,748,580	28,748,580

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2025 and 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2024	9,626,070	$962	28,748,580	$2,875	$25,738,082	$(279,457)	$(12,117,385)	(1,350,275)	$(3,671,806)	$9,673,271	$(5,504,109)	$4,169,162

Exercise of warrants	189,285	19	-	-	482,094	-	-	-	-	482,113	-	482,113

Stock based compensation related to restricted stock units	-	-	-	-	843,619	-	-	-	-	843,619	-	843,619

Foreign currency translation	-	-	-	-	-	33,232	-	-	-	33,232	-	33,232

Fair value changes of convertible notes	-	-	-	-	-	22,023	-	-	-	22,023	-	22,023

Net loss	-	-	-	-	-	-	(1,946,007)	-	-	(1,946,007)	(956)	(1,946,963)

Balance at March 31, 2025	9,815,355	$981	28,748,580	$2,875	$27,063,795	$(224,202)	$(14,063,392)	(1,350,275)	$(3,671,806)	$9,108,251	$(5,505,065)	$3,603,186

Stock based compensation related to restricted stock units	-	-	-	-	(562,731)	-	-	-	-	(562,731)	-	(562,731)

Common stock issued for service	204,442	20	-	-	(20)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	30,587	-	-	-	30,587	-	30,587

Net income (loss)	-	-	-	-	-	-	(16,562,424)	-	-	(16,562,424)	(282)	(16,562,706)

Balance at June 30, 2025	10,019,797	$1,001	28,748,580	$2,875	$26,501,044	$(193,615)	$(30,625,816)	(1,350,275)	$(3,671,806)	$(7,986,317)	$(5,505,347)	$(13,491,664)

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2023	9,275,420	$927	28,748,580	$2,875	$26,171,575	$(254,383)	$(13,949,325)	(1,350,275)	$(3,671,806)	$8,299,863	$(5,499,244)	$2,800,619

Conversion of notes payable	71,460	7	-	-	59,993	-	-	-	-	60,000	-	60,000

Stock based compensation related to restricted stock units	-	-	-	-	(926,875)	-	-	-	-	(926,875)	-	(926,875)

Common stock issued for service	10,869	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(19,297)	-	-	-	(19,297)	-	(19,297)

Net loss	-	-	-	-	-	-	(1,779,329)	-	-	(1,779,329)	(1,129)	(1,780,458)

Balance at March 31, 2024	9,357,749	$935	28,748,580	$2,875	$25,304,692	$(273,680)	$(15,728,654)	(1,350,275)	$(3,671,806)	$5,634,362	$(5,500,373)	$133,989

Stock based compensation related to restricted stock units	-	-	-	-	14,982	-	-	-	-	14,982	-	14,982

Common stock issued for service	10,870	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(9,293)	-	-	-	(9,293)	-	(9,293)

Net income (loss)	-	-	-	-	-	-	2,256,151	-	-	2,256,151	(1,535)	2,254,616

Balance at June 30, 2024	9,368,619	$936	28,748,580	$2,875	$25,319,673	$(282,973)	$(13,472,503)	(1,350,275)	$(3,671,806)	$7,896,202	$(5,501,908)	$2,394,294

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024

	2025	2024

Cash flows from operating activities:
Net income (loss)	$(18,509,671)	$474,158
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization - intangible assets, net	79,424	401
Amortization – film assets	645,069	—
Amortization - loan origination fees and debt discounts	(19,504)	57,632
Accretion – convertible notes	—	222,628
Loss on change in fair value of convertible notes	82,180	—
Gain on change in fair value of warrant liabilities	(91,383)	—
Depreciation - property and equipment	135,667	162,892
Impairment of film assets	415,719	—
Gain on remeasurement of previously held equity interest	(7,857)	—
Stock-based compensation expense (income)	280,888	(911,893)
Deferred taxes, net	10,808,885	60,233

Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(7,825,905)	16,922,490
Accounts receivable - related party	3,836,866	309,694
Prepaid expenses - related party	(1,728,666)	(1,532,672)
Prepaid expenses and other current assets	537,799	(650,682)
Prepaid taxes	1,161,649	(110,414)
Other noncurrent assets	(1,064,165)	—
Accounts payable	(110,912)	(6,818,781)
Accounts payable - related parties	1,040,862	(6,352,078)
Accrued expenses and other liabilities	1,009,796	(720,197)
Loan and interest receivable - related party	(992)	(997)
Lease liabilities	(163,920)	(129,642)
Deferred revenue	7,075,046	6,000,976
Net cash (used in) provided by operating activities	(2,413,125)	6,983,748

Cash flows from investing activities:
Acquisition of software	(290,000)	—
Acquisition of software licenses	(2,008,690)	—
Investments in software	(718,236)	—
Net cash paid for acquisition of Matrioshka	(9,719)	—
Net cash used in investing activities	(3,026,645)	—

Cash flows from financing activities:
Repayments on promissory note	—	(40,883)
Repayments on notes payable	—	(2,333,333)
Repayments on convertible notes	(638,753)	(1,020,000)
Repayments on revolving loan	(43,018)	(3,000,000)
Borrowings on term loan	3,500,000	—
Cash proceeds from exercise of warrants	159,000	—
Proceeds from issuance of convertible notes	3,000,000	—
Payments of capitalized offering costs	—	(262,914)
Net cash provided by (used in) financing activities	5,977,229	(6,657,130)

Effect of foreign currency translation on cash and cash equivalents	64,023	(28,344)

Net increase in cash and cash equivalents, and restricted cash and cash equivalents	601,482	298,274

Cash and cash equivalents, and restricted cash and cash equivalents - beginning of the period	8,238,944	16,314,319

Cash and cash equivalents, and restricted cash and cash equivalents – end of the period	$8,840,426	$16,612,593

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$230,318	$305,825
Income taxes	$612,007	$161,671
Noncash transactions during the period for:
Debt converted to equity	$-	$(60,000)
Right-of-use assets obtained in exchange for lease liability	$(55,267)	$—
Liabilities converted to equity upon exercise of warrants	$323,113	$—
Acquisition of film licenses in accounts payable	$86,069	$—
Acquisition of software and software licenses in accounts payable and accrued expenses	$313,282	$—
Change in fair value of notes recorded in accumulated other comprehensive income	$22,023	$—
Net assets acquired in a business combination	$5,461	$—

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts of Snail, Inc. and the following subsidiaries:

Equity %
Subsidiary Name	Owned
Snail Games USA Inc.	100%
Snail Innovation Institute	70%
Frostkeep Studios, Inc.	100%
Eminence Corp	100%
Wandering Wizard, LLC	100%
Donkey Crew, LLC	99%
Interactive Films, LLC	100%
Project AWK Productions, LLC	100%
BTBX.IO, LLC	70%
Matrioshka Games, LLC	100%

All intercompany accounts, transactions, and profits have been eliminated upon consolidation. Matrioshka Games, LLC was consolidated as of May 1, 2025 and is included in Note 19 – Business Combination.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenue is generated from the publishing of software games sold digitally and through physical discs (e.g., packaged goods), the publishing of separate downloadable content that are new feature releases to existing digital full-game downloads that are sold digitally, and in-app purchases of virtual goods used by players of its free-to-play mobile games. When control of the promised products and services is transferred to the end users, the Company recognizes revenue in the amount that reflects the consideration received in exchange for these products and services. Revenue from delivery of products is recognized at a point in time when the intellectual property is made available to the third party platform. Revenue from delivery of products is recognized at a point in time when the end consumers purchase the games, and the control of the license is transferred to them.

The Company determines the standalone selling price for its technical support performance obligation using the cost-plus-margin approach in accordance with ASC 606, Revenue from Contracts with Customers. The Company determines the proportion of total technical support activity attributable to its games based on historical data. The Company then uses the per-unit cost determination to allocate technical support costs over an estimated service period of five years, the expected life of the user. The resulting per-unit cost is increased by a reasonable margin percentage to arrive at the per unit price of our technical support obligations.

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

For the ARK: Survival Ascended and Lost Colony Expansion Pass games that were sold in a bundle with downloadable content (“DLC”) that have not yet been launched and been reported in deferred revenue in the condensed consolidated balance sheets, the Company has used the adjusted market assessment approach per Accounting Standards Codification (“ASC”) 606-10-32-34 to assign a value for the Company’s remaining performance obligations. The Company uses the following reasonably available information in developing the standalone selling prices of the performance obligations:

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Based on our evaluation of the above indicators, for sales arrangements via Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve’s Steam, Epic Games Store, My Nintendo Store, and our retail distributor, the digital platforms and distributors have discretion in establishing the price for the specified good or service and the Company has determined it is the agent in the sales transaction to the end user and therefore the Company reports revenue on a net basis based on the consideration received from the digital storefront. The Company’s customers in these arrangements are the platform providers. For sales arrangements via Apple’s App Store and the Google Play Store, the Company has discretion in establishing the price for the specified good or service and it has determined that the Company is the principal to the end user and thus reports revenue on a gross basis and mobile platform fees charged by these digital storefronts are expensed as incurred and reported within cost of revenues.

Contract Balance

The Company records deferred revenue when cash payments are received or due in advance of its performance, even if amounts are non-refundable.

Deferred revenue is comprised of the transaction price allocable to the Company’s performance obligation on technical support and the sale of virtual goods available for in-app purchase, and payments received from customers prior to launching the games on the platforms. The Company recognizes revenues from the sale of virtual goods ratably over their estimated service period. The Company’s estimated service period for players of our mobile games is generally 30 to 100 days from the date of purchase.

The Company has a long-term title license agreement with a platform which makes ARK 1 available on the platform in perpetuity, and puts ARK II on the platform for three years upon release. The Company deferred $2.3 million related to ARK II that is included in the long-term portion of deferred revenue and will be recognized upon the release of ARK II on the platform.

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless it is cancelled. As of June 30, 2025, the Company has deferred $1.1 million related to ARK II as long-term deferred revenue until the disc releases occur.

Estimated Service Period

For certain performance obligations satisfied over time, the Company has determined that the estimated service period is the time period in which an average user plays our software games (“user life”) which most faithfully depicts the timing of satisfying our performance obligation. The Company considers a variety of data points when determining and subsequently reassessing the estimated service period for players of our software games. Primarily, the Company reviews the weighted average number of days between players’ first and last day playing online or the subscription trend for mobile games. The Company also considers publicly available online trends.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game licenses, engine fees and amortization costs. Cost of revenues for the three and six months ended June 30, 2025 and 2024 were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Software license royalties – related parties	$5,754,679	$4,658,272	$11,028,407	$7,932,292
Software license royalties	46,942	63,435	100,772	226,183
Licensing fees – related party	6,000,000	6,000,000	12,000,000	12,000,000
License and amortization	476,268	201	739,993	402
Merchant fees	484,461	220,051	1,039,156	441,500
Engine fees	945,877	1,340,897	1,758,826	2,302,338
Internet, server and data center	1,467,078	1,221,318	2,763,016	2,621,325
Other	55,700	-	64,180	21,832
Total:	$15,231,005	$13,504,174	$29,494,350	$25,545,872

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, expenses related to being a publicly traded company, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. For the three months ended June 30, 2025 and 2024, general and administrative expenses totaled $3,475,089 and $2,795,884, respectively. For the six month ended June 30, 2025 and 2024, general and administrative expenses totaled $8,439,440 and $5,077,924, respectively. Stock based compensation (income) expense of ($530,535) and $13,949 was incurred during the three months ended June 30, 2025 and 2024, respectively. Stock compensation expense (income) of $257,642 and ($848,685) was incurred during the six months ended June 30, 2025, and 2024, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. For the three months ended June 30, 2025 and 2024, advertising and marketing expenses totaled $1,520,201 and $694,195, respectively. For the six months ended June 30, 2025 and 2024, advertising and marketing expenses total $2,826,567 and 835,225, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development costs for the three months ended June 30, 2025 and 2024 were $3,293,409 and $1,860,881, respectively. Research and development costs for the six months ended June 30, 2025 and 2024 were $6,903,154 and $3,637,403, respectively. Stock-based compensation (income) expense, included in research and development costs, of ($32,196) and $1,033 was incurred during the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense (income), included in research and development costs, of $23,246 and ($63,208) was incurred during the six months ended June 30, 2025 and 2024, respectively.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss include the equity allocated to non-controlling interest holders. As of June 30, 2025 and December 31, 2024, there were non-controlling interests with the following subsidiaries:

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the three and six months ended June 30, 2025 and 2024.

Film Costs, net

The Company capitalizes costs to produce short videos in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 926, including direct production costs, production overhead, interest, acquisition costs and development costs. The Company will account for each episodic series as a unit for which capitalized film costs will be amortized by the Company using the individual-film forecast-computation method. Each reporting period the Company will reassess its estimate of ultimate revenues used to determine the amortization rate for each episodic series. If the estimate is revised, the Company will account for the change prospectively. The Company will then remeasure the amortization based on the portion of ultimate revenues that have been recognized and that are yet to be recognized. Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that fair value of the film may be less than its unamortized film costs. If the fair value of an episodic series is less than its unamortized film costs, the Company will write off the excess amount. The Company groups its film and content rights by monetization strategy. As of June 30, 2025 and December 31, 2024, $2,034,594 and $1,512,960, respectively, of film costs are capitalized and included in other noncurrent assets, net in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2025, $432,360 and $645,069 of film costs were amortized respectively, and reported in the cost of revenues in the Company’s condensed consolidated statement of operations and comprehensive loss. There was no film cost amortization in the six months ended June 30, 2024.

The Company recognized an impairment of $415,719 and $0 for the three and six months ended June 30, 2025 and 2024, respectively. This impairment is primarily related to the underperforming titles released during the period and the elimination of marketing plans for these titles. These impairments reflect management’s updated projections that the estimated remaining future cash flows for the four films are not sufficient to recover their costs. The impairment charges are included in the impairment of film assets on the condensed consolidated statement of operations and comprehensive income (loss). The Company continues to monitor the performance of its film assets and may record additional impairments in future periods if conditions warrant.

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

During the six months ended June 30, 2025, the Company capitalized $2,620,209 of software development costs under ASC 985 for various titles, which are included in intangible assets, net, in the Company’s condensed consolidated balance sheets. There were no software development costs capitalized under ASC 985 during the six months ended June 30, 2024.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable and accounts payable. The carrying values of receivables, payables, and other amounts arising out of the normal course of business approximate their fair value due to their short maturities or economic substance. The carrying amount of the Company’s short-term and long-term borrowings, which are considered level 2 liabilities, approximate their fair value based on current rates and terms available to the Company for similar debt. The fair value of the Company’s promissory note has a fixed rate until June 2026, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The fair value of the Company’s term loan note has a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50% or a floor rate of 6.50%, whichever is higher. The Company considers the carrying amount of the loans to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The Company’s convertible notes are measured at fair value using a binomial lattice framework and a range of level 3 inputs as described in Note 12 – Revolving Loan, Short Term Notes and Long-Term Debt.

The Company also has liability classified warrants measured at fair value on a recurring basis. During the six months ended June 30, 2025, the Company transitioned its valuation methodology from a Monte Carlo simulation model to a Black-Scholes option-pricing model. The Company had historically valued the warrants using a Monte Carlo simulation due to certain anti dilutive features that are no longer expected to occur. The change represents a change in accounting estimate and is applied prospectively. See Note 17 – Equity for the fair value disclosures related to the Company’s convertible notes, and the Company’s warrant liability and derivative instruments. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2025 and December 31, 2024.

The following table presents the Company’s convertible notes, convertible notes warrants, and equity line of credit warrants measured at fair value and classified within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	Fair value measured as of June 30, 2025
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes	$2,415,050	$—	$—	$2,415,050
Convertible notes warrants	1,066,542	—	—	1,066,542
Equity line of credit warrants	259,075	—	—	259,075
Total:	$3,740,667	$—	$—	$3,740,667

	Fair value measured as of December 31, 2024
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes warrants	$1,448,109	$—	$—	$1,448,109
Equity line of credit warrants	292,004	—	—	292,004
Total:	$1,740,113	$—	$—	$1,740,113

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the long-term accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $265,251 as of June 30, 2025 and December 31, 2024. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk, Significant Customers and Vendors

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of June 30, 2025 and December 31, 2024, the Company had deposits of $7,254,427 and $6,610,066, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company has four customers as of June 30, 2025 and December 31, 2024, who accounted for approximately 91% and 85% of consolidated gross receivables, respectively. Among four customers as of June 30, 2025 and December 31, 2024, each customer accounted for 44%, 26%, 15% and 6% as of June 30, 2025, and 42%, 19%, 14% and 10% as of December 31, 2024 of the consolidated gross receivables outstanding. The Company had three customers in the three months ended June 30, 2025, and four customers in the three months ended June 30, 2024, that accounted for 44%, 23% and 10% and 53%, 14%, 13% and 10% of the Company’s net revenue, respectively. The Company had four customers in the six months ended June 30, 2025 and 2024, that accounted for 44%, 19%, 12% and 10%, and 47%, 14%, 13%, and 10% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of June 30, 2025 and December 31, 2024, the Company had three vendors who accounted for approximately 26%, 10% and 10% of gross payables, respectively. As of December 31, 2024, the Company had one vendor who accounted for approximately 36% of consolidated gross payables. The loss of these vendors could have a significant impact on the Company’s financial performance.

The Company had one vendor, SDE, a related party, that accounted for 56% and 50% of the Company’s combined cost of revenues and operating expenses during the three months ended June 30, 2025 and 2024, respectively. SDE accounted for 52% and 57% of the Company’s combined cost of revenues and operating expenses during the six months ended June 30, 2025 and 2024, respectively, and the only vendor with a concentration in excess of 10% during the period. Amounts payable to SDE are included in accounts receivable – related party in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

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

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): amends the guidance in ASC 450-10-S99-1 that eliminates the requirement for entities to recognize liabilities associated with safeguarding crypto assets. The Company is evaluating the impact of adopting the new standard.

In May 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, provides guidance on identifying the accounting acquirer in transactions involving a variable interest entity (VIE), aiming to improve consistency in practice. This amendment in this update is effective for fiscal years beginning after December 15, 2025, including interim periods within those years. The Company is currently evaluating the impact of the adoption for this new standard.

In May 2025, the FASB issued ASU 2025-04, Clarifications on Share-Based Consideration to a Customer, to provide clarifications on accounting for share-based consideration payable to a customer. The update focuses on improving consistency in accounting for such arrangements, particularly by revising the definition of a “performance condition” and eliminating a forfeiture policy election. The Company is currently evaluating the impact of the adoption for this new standard and does not anticipate to have any impact on its condensed consolidated financial statements.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $33,474 and $24,982 for the three months ended June 30, 2025 and 2024, respectively and $66,236 and $49,256 for the six months ended June 30, 2025 and 2024, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company granted 337,774 restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three and six months ended June 30, 2025 to its non-employee directors and did not grant any restricted stock units during the three or six months ended June 30, 2024. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were 4,185,391 and 4,508,239 shares reserved for issuance under the 2022 Plan, respectively.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of June 30, 2025. A summary of our outstanding warrants as of June 30, 2025 is included below:

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

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three or six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Earnings (loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The computation of diluted EPS for the period assumes the potential dilutive effect of potential common shares, which includes common shares, consisting of (a) unvested restricted stock units and warrants using the treasury stock method, and (b) convertible debt using the if-converted method. The Company issues two classes of common stock with differing voting rights, and as such, reports EPS using the dual class method. For more information see Note 16 – Income (Loss) Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or at the time of a release. The Company recognizes revenue over a period based on the estimated service period of the product and additional performance obligations met over time for technical support. Net revenue by timing of recognition during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Over time	$1,556,192	$1,165,995	$3,374,000	$2,221,659
Point in time	20,629,558	20,440,655	38,922,622	33,500,720
Total revenue from contracts with customers:	$22,185,750	$21,606,650	$42,296,622	$35,722,379

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$19,516,617	$18,912,850	$36,818,303	$30,811,457
International	2,669,133	2,693,800	5,478,319	4,910,922
Total revenue from contracts with customers:	$22,185,750	$21,606,650	$42,296,622	$35,722,379

Platform

Net revenue by platform for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Console	$9,491,483	$8,335,305	$17,797,060	$14,338,122
PC	10,030,549	11,817,742	19,038,686	16,922,466
Mobile	2,037,095	1,132,465	4,384,328	2,095,406
Other	626,623	321,138	1,076,548	2,366,385
Total revenue from contracts with customers:	$22,185,750	$21,606,650	$42,296,622	$35,722,379

Our net revenues through our current period top four platform providers as a proportion of our total net revenue for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Platform 1	$9,716,288	$11,684,524	$18,479,182	$16,674,110
Platform 2	2,268,144	2,923,852	5,003,411	4,996,042
Platform 3	6,897,929	4,983,813	12,071,489	8,370,917
Platform 4	324,866	427,307	720,462	970,189
All other revenue	2,978,523	1,587,154	6,022,078	4,711,121
Total revenue from contracts with customers:	$22,185,750	$21,606,650	$42,296,622	$35,722,379

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Digital	$19,522,032	$20,153,047	$36,835,746	$31,260,588
Mobile	2,037,095	1,132,465	4,384,328	2,095,406
Physical retail and other	626,623	321,138	1,076,548	2,366,385
Total revenue from contracts with customers:	$22,185,750	$21,606,650	$42,296,622	$35,722,379

Other Revenues

As discussed in Note 15, the Company recognized the $1.2 million payment related to the Angela Games settlement upon satisfaction of performance obligations included in the contract. This amount is included in other revenues for the six months ended June 30, 2024. No amounts were recognized for the three and six months ended June 30, 2025.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfilment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfilment of its performance obligations, which were in the ordinary course of business. As of June 30, 2025, the balance of deferred revenue was $32.5 million, of which $31.4 million is due to non-refundable payments. The Company is expecting to recognize $24.9 million, of the non-refundable payments in the next 12 to 60 months through the platform releases of certain DLCs. Of this amount, approximately $12.8 million is expected to be recognized within the next 12 months and $12.1 million is expected to be recognized thereafter. The remaining $3.8 million of current non-refundable deferred revenues and $2.7 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 12 and 60 months based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of $1.1 million in advance payments received in accordance with the agreement the Company has made with its retail distributor. Activities in the Company’s deferred revenue as of June 30, 2025 and 2024 were as follows:

	2025	2024
Deferred revenue, beginning balance in advance of revenue recognition billing	$25,467,447	$34,316,706
Revenue recognized	(1,472,534)	(9,607,237)
Revenue deferred	8,547,580	15,608,213
Deferred revenue, ending balance	32,542,493	40,317,682
Less: current portion	(16,601,595)	(21,451,307)
Deferred revenue, long term	$15,940,898	$18,866,375

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $935,000 as of June 30, 2025 and December 31, 2024. The amounts of restricted cash and cash equivalents held as of June 30, 2025, are to secure the standby letter of credit with landlords. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of June 30, 2025 and 2024:

	2025	2024
Cash and cash equivalents	$7,905,426	$15,494,156
Restricted cash and cash equivalents	935,000	1,118,437
Cash and cash equivalents, and restricted cash and cash equivalents	$8,840,426	$16,612,593

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable — related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. To reflect the timing of the offset agreement, a portion of the SDE receivable is presented as a long-term asset. During the six months ended June 30, 2025 and 2024, the Company made cash payments to SDE in the amount of $19.6 million and $26.3 million, respectively, and anticipates continuing to make cash payments to SDE in future years. As of June 30, 2025 and December 31, 2024, the outstanding balance of net accounts (payable) receivable from related party was as follows:

	2025	2024
Accounts receivable – related party	$4,500,592	$7,500,592
Less: accounts payable – related party	(5,887,468)	(3,663,726)
Net accounts (payable) receivable - related party	(1,386,876)	3,836,866
Less: accounts receivable – related party, net of current portion	—	(1,500,592)
Net accounts (payable) receivable - related party, current	$(1,386,876)	$2,336,274

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 6 – PREPAID EXPENSES - RELATED PARTY

On March 10, 2023, the Company amended its exclusive software license agreement with SDE relating to the ARK franchise. For DLC’s the Company plans to release during the term of the agreement, the Company has the option to pay the $5.0 million DLC payment in whole or in part, when paid in advance; or in full, upon the DLC release. No payment for any DLC under this agreement will exceed $5.0 million.

During the six months ended June 30, 2025, the Company made $1.7 million in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2024, the Company made $1.7 million in prepaid royalty payments related to the ARK: Survival Ascended DLC’s which have not yet been released. Prepaid expenses — related party consisted of the following as of June 30, 2025 and December 31, 2024:

	2025	2024
Prepaid royalties	$6,109,122	$4,378,594
Prepaid licenses	7,500,000	7,500,000
Other prepaids	19,429	21,291
Prepaid expenses - related party, ending balance	13,628,551	11,899,885
Less: short-term portion	(5,658,551)	(2,521,291)
Total prepaid expenses - related party, long-term	$7,970,000	$9,378,594

The amount classified as short-term, as of June 30, 2025, includes prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

In October 2024, the Company entered into a collaborative arrangement for the development and publishing of a new title with a third party developer. In accordance with the agreement, the Company will pay $1.5 million to the developer as prepaid royalties, to be recovered prior to any profit sharing on sales of the title. In addition to the financial responsibilities, the Company is responsible for the marketing, publishing, and distribution of the game and is providing substantial creative and technical input in the development of the game. The developer will retain ownership of the IP and is responsible for the overall development of the game. The game has not yet been released and accordingly is not reflected in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025, the Company made $0.5 million of the prepaid royalty payments, and the amount is capitalized in the other prepaids. Prepaid expenses and other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

	2025	2024
Other receivables	$250,442	$549,103
Deferred offering costs	105,411	105,411
Other prepaids	681,495	550,270
Other current assets	270,877	641,240
Total prepaid expenses and other current assets	$1,308,225	$1,846,024

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024:

	2025	2024
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,809,214	1,809,214
Furniture and fixtures	411,801	411,801
Property and equipment	9,521,752	9,521,752
Accumulated depreciation	(5,279,066)	(5,143,400)
Property and equipment, net	$4,242,686	$4,378,352

Depreciation expense was $67,761 and $80,554 for the three months ended June 30, 2025, and 2024, respectively. Depreciation expense was $135,665 and $162,892 for the six months ended June 30, 2025 and 2024, respectively. The Company did not have any disposals in the three and six months ended June 30, 2025 or 2024.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consist of game licenses, game software underlying intellectual property rights, internally developed software, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$136,665,000	$(136,665,000)	$—	$—	3 - 5 years
License rights	5,242,760	(3,057,395)	—	2,185,365	5 years
Software	1,139,232	(80,784)	—	1,058,448	3 - 5 years
Trademark	10,745	(10,745)	—	—	12 years
In-progress patent	270,886	—	—	270,886
Total:	$143,328,623	$(139,813,924)	$—	$3,514,699

	December 31, 2024
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$136,955,000	$(136,665,000)	$—	$290,000	3 - 5 years
License rights	3,420,000	(3,007,000)	—	413,000	5 years
Software	51,784	(51,784)	—	—	3 - 5 years
Trademark	10,745	(10,717)	—	28	12 years
In-progress patent	270,886	—	—	270,886
Total:	$140,708,415	$(139,734,501)	$—	$973,914

Amortization expense was $79,424 and $20,864 for the six months ended June 30, 2025 and 2024, respectively. These amounts are included in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The weighted average remaining useful life for which amortization expense will be recognized is 4.5 years as of June 30, 2025. The Company has capitalized $2.6 million in development costs for titles that have reached technological feasibility but have not yet launched, and as such, are included in the thereafter amount in the table below. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2025	$121,376
2026	242,752
2027	242,752
2028	242,752
2029	235,752
Thereafter	2,429,315
$3,514,699

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 10 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail. In July 2024, the Company entered into another software development, publishing and distribution agreement with Suzhou Snail. Under the terms of the agreements Suzhou Snail will develop a game for distribution by the Company and the Company will make $4.5 million in milestone payments during the development of the game and an ongoing royalty on sales of the game. The Company made $0.5 million in milestone payments under the July contract, in 2025. In December 2024, the Company entered into an agreement with Suzhou Snail for the development of an application to deliver short film content to end users. In accordance with the agreement Suzhou Snail will develop the app for release and will receive $290,000 as a development fee. As of June 30, 2025 and December 31, 2024, the development fee has been capitalized as an intangible asset in the Company’s condensed consolidated balance sheets.

As of June 30, 2025, the Company had an accounts payable - related party balance for payments made on behalf of Suzhou Snail for licensing, legal and marketing costs prior to the Company’s IPO. The Company also has accounts receivable – related party balance due from Suzhou for royalties collected on behalf of the Company prior to its IPO. The accounts receivable – Suzhou are due on demand. The Company has the legal right to offset amounts payable to the related party, including royalties and research and development fees, against the related party accounts receivable. The offset right is determinable, mutual and enforceable under applicable law. The Company intends to exercise this right to offset in future periods.

In January 2025, the Company extended its outsource agreement with Suzhou Snail for the research and development of For the Stars. In consideration, the Company will pay Suzhou Snail twelve equal monthly payments of $340,600, beginning on January 1, 2025. During the three months ended June 30, 2025 and 2024, the Company incurred $30,557 and $44,296, respectively as license costs due to Suzhou Snail that are included in cost of revenues. During the six months ended June 30, 2025 and 2024, the Company incurred $66,386 and $91,401, respectively as license costs due to Suzhou Snail and included in cost of revenues. During the three and six months ended June 30, 2025, respectively, the Company incurred $1,521,800 and $3,043,600 of research and development costs from Suzhou Snail; and made $1,681,200 and $3,405,400 in payments to Suzhou Snail for royalties and research and development costs. The royalty payments are included in costs of revenues and research and development costs are included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) or intangible assets, net in the condensed consolidated balance sheets. Accounts payable – related parties consisted of the following as of June 30, 2025 and December 31, 2024:

	2025	2024
Accounts payable - Suzhou	$52,362,069	$52,998,084
Less: accounts receivable - Suzhou	(37,614,912)	(37,614,913)
Accounts payable – SDE	1,386,876	—
Total accounts payable – related parties	$16,134,033	$15,383,171

NOTE 11 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal were due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $106,751 and $105,759, as of June 30, 2025 and December 31, 2024, respectively. The Company earned $499 and $498 in interest on the related party loans receivable during the three months ended June 30, 2025 and 2024, respectively. The Company earned $992 and $997 in interest on the related party loans receivable during the six months ended June 30, 2025 and 2024, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 12 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	June 30, 2025	December 31, 2024
2021 Revolving Loan - On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance from $9,000,000 to $6,000,000. The revolving maturity date of the revolving loan is extended to June 30, 2026, and has an annual interest rate equal to the prime rate less 0.25% and a floor of 6.50%. At June 30, 2025, the interest rate on this loan was 7.25%. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt covenants of this loan for the trailing twelve month period ended June 30, 2025 and received a waiver from the lender.	$3,000,000	$3,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with a financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. The loan is secured by the Company’s building, with a carrying value of $4.2 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt covenants of this loan for the trailing twelve month period ended June 30, 2025 and received a waiver from the lender.	2,679,531	2,722,549
2025 Convertible Notes – On February 21, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $3,300,000. The notes had an interest rate of 5.0% and will be paid in consecutive monthly installments beginning May 21, 2025 and will mature on February 21, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time. The Company elected the fair value option to account for the convertible notes and recognized a fair value adjustment of $53,803 on the notes during the six months ended June 30, 2025.	2,415,050	—
2025 Term Loan – On June 10, 2025, the Company entered into a term loan agreement with a principal balance of $3,500,000. The note has a floating rate of 0.50% in excess of the Wall Street Journal Prime Rate and a floor of 6.50%, and will be paid in monthly installments starting July 1, 2025, and maturing June 30, 2028. In the event of a default, the Company could be required to pay the lender the entire principal balance, plus any accrued and unpaid interest immediately due and payable, without notice or demand. Collateral includes all of the borrower’s rights, title, and interest in all assets, including but not limited to accounts, equipment, deposits, intellectual property and books and records. Debt covenants of this loan requires the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with debt covenants of this loan for the trailing twelve month period ended June 30, 2025 and received a waiver from the lender.	3,500,000	—

Total debt	11,594,581	5,722,549
Less: current portion of promissory note	2,679,531	2,722,549
Less: revolving loan	3,000,000	3,000,000
Less: current portion of term loan	3,500,000	—
Less: convertible notes at fair value	2,415,050	—
Total long-term debt	$—	$—

Total interest expense for the above debt and revolver loan amounted to $148,360 and $142,295 for the three months ended June 30, 2025 and 2024, respectively. Total interest expense for the above debt and revolver loan amounted to $229,106 and $538,259 for the six months ended June 30, 2025 and 2024, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $3,635 and $45,931 are included as part of interest expense for the three months ended June 30, 2025 and 2024, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $6,246 and $340,614 are included as part of interest expense for the six months ended June 30, 2025 and 2024, respectively. The Company has a weighted average interest rate of 6.6% and 5.6% on its short-term obligations as of June 30, 2025 and December 31, 2024, respectively. The Company was not in compliance with its debt covenants related to the 2021 Revolving Note, 2021 Promissory note and 2025 Term Loan for the trailing twelve months ended June 30, 2025 and received a waiver from the lender for the breach. While waivers were received, it is probable that the Company will fail these covenants again within the next twelve months and accordingly the Company has classified the long-term portion of its promissory note, revolving loan and term loan as current.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt based on contractual payments, as of June 30, 2025:

Years ending December 31,	Amount
Remainder of 2025	$2,666,487
2026	4,880,983
2027	1,314,104
2028	619,525
2029	99,101
Thereafter	2,260,577
$11,840,777

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

The Company determined that the 2023 Convertible Notes included features that required bifurcation from the debt host and met the criteria to be accounted for as a derivative liability that is accounted for at fair value. On the date of issuance, the compound derivative had an estimated fair value that was not significant due to the remoteness of the events that would trigger the redemption features. The derivative liability uses level 3 inputs, is to be measured at fair value each reporting date with change in fair value being reported in other income. The change in fair value during the three and six months ended June 30, 2025 was $0. The change in fair value during the three and six months ended June 30, 2024, was not significant and as such, was not recorded.

The debt discount was amortized to interest expense over the maturity period using the effective interest method at a rate of 103.4%. The effective interest rate was based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. For the three months ended June 30, 2024, the Company recognized $56,613 of interest expense related to the 2023 Convertible Notes, comprising of $4,378 of contractual interest expense, $40,560 in accretion and $11,675 of amortization of debt discount and issuance costs. For the six months ended June 30, 2024, the Company recognized $309,433 of interest expense related to the 2023 Convertible notes, comprising of $22,725 of contractual interest expense, $222,628 in accretion and $64,080 of amortization of debt discount and issuance costs.

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

The Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the 2025 Convertible Notes to simplify the reporting. The 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. From the date of issuance through June 30, 2025, the change in fair value was as follows:

Fair value, at issuance	$3,000,000
Principal payments	(638,753)
Change in fair value	53,803
Fair value at June 30, 2025	$2,415,050

The change in fair value of $53,803 is reported in other income in our condensed consolidated statement of operations and comprehensive income (loss) and $28,377 is recorded in other comprehensive income (loss) due to the change in credit spread from issuance to June 30, 2025, prior to tax adjustment. The portion of the total change in the fair value of the 2025 Convertible Notes that is attributable to changes in the Company’s own credit risk (the “credit component”) is estimated each reporting date using a with-and-without approach. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (33.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (31.2%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

The Company used the binomial lattice framework to determine the fair value of each maturity payout. Accordingly, the valuation uses a range of level 3 inputs to evaluate each maturity payout individually. The range of level 3 inputs used on the issuance date and as of June 30, 2025 are as follows:

	June 30, 2025	February 21, 2025
Stock price	$1.37	$2.09
Exercise price	92% VWAP or $5.00	92% VWAP or $5.00
Contractual term (year)	0.06-0.65	0.24-1.00
Volatility	96.1% - 150.1%	117.0% - 190.9%
Risk-free rate	4.15% - 4.35%	4.11% - 4.29%

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The weighted average volatility, risk-free rate and contractual term used in the valuation was 122.8%, 4.26%, and 0.35 years as of June 30, 2025, respectively.

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

The Company recognized an income tax expense of $13,868,598 and $589,512 for the three months ended June 30, 2025 and 2024, respectively. The Company recognized an income tax expense of $12,397,768 and $111,562 for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024 the Company’s effective tax rate was 203% and 19%, respectively. The Company’s effective tax rate differed from the federal statutory rate of 21% during the six months ended June 30, 2025 primarily due to the impact of the valuation allowance recorded against U.S. net deferred tax assets. The Company’s effective tax rate differed from the federal statutory rate during the six months ended June 30, 2024 primarily due to state taxes and permanent differences.

The Company has assessed all available positive and negative evidence, including the results of recent operations, cumulative losses in recent periods, and projections of future taxable income. Based on this assessment, the Company concluded that it is more likely than not that its U.S. net deferred tax assets will not be realized and therefore recorded a full valuation allowance. The negative evidence included the Company’s cumulative U.S. pre-tax losses over the last twelve quarters, operating losses generated in the first half of 2025, and revised projections indicating lower anticipated profitability. While certain positive indicators, such as expected growth in specific business segments, were also considered, the Company determined that these did not outweigh the negative evidence. As a result, for the six months ended June 30, 2025, the Company recorded a full valuation allowance on the opening balance of $10,815,239 as a discrete adjustment.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 14 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of June 30, 2025 and December 31, 2024, the Company’s net operating lease right-of-use assets amounted to $676,918 and $1,279,330, respectively. The Company has entered into an operating lease for a vehicle that commenced on June 15, 2025. The term for this lease is 36 months, with a fair value purchase option which the Company is not reasonably certain it will exercise. The Company had variable lease payments of approximately $37,865 and $34,840 during the three months ended June 30, 2025 and 2024, respectively, and approximately $76,142 and $62,171 during the six months ended June 30, 2025 and 2024, respectively, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease costs	$425,743	$399,997	$848,780	$796,512

Supplemental information related to operating leases for lease liabilities as of June 30, 2025 and June 30, 2024, is as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$848,273	$801,327
Weighted average remaining lease term	0.8 years	1.4 years
Weighted average discount rate	5.01%	5.00%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of June 30, 2025 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
Remainder of 2025	$642,149	$7,487	$634,662
2026	43,936	4,412	39,524
2027	44,836	2,207	42,629
2028	19,442	221	19,221
Total future lease payments	$750,363	$14,327	$736,036

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

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Co-Chief Executive Officer, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County. Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. The Company disputes the allegations and the amount of damages. The Company has responded to the complaint with an answer and cross-complaint. The cross-complaint seeks return for the $130,000 security deposit. The landlord has answered and denied the allegations of the cross-complaint. Snail Games USA Inc. denies exercising the option to extend and has vigorously defended against the claims asserted. The Plaintiff recently amended its complaint to expand its claims in the ongoing litigation by adding Mr. Hai Shi and the Company as additional defendants. The landlord alleges that the Company is exclusively controlled by Mr. Shi and they act as the alter egos of Snail Games USA, Inc. and INDIEV and therefore should be liable for the underlying liability. Once again, the Company denies these new allegations and will vigorously defend against these new claims. The present trail date is February 2026, but the Company will and has filed several law and motions contesting the new and existing claims.

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

In October 2023, INDIEV has filed for bankruptcy and the Company does not expect to recover its costs from INDIEV. Accordingly, it is uncertain whether INDIEV would be able to indemnify the Company due to its bankruptcy. At this time, the Company is unable to quantify the magnitude of the potential loss should the plaintiffs’ lawsuit succeed and accordingly no accrual for loss has been recorded in the accompanying financial statements. However, the Company does not believe that the outcome of this litigation will have a material adverse effect on its consolidated financial position, results of operations, or cash flows and believes the likelihood of a loss to the Company to be remote.

Commitments

The Company routinely enters contracts with related party developers for the development of new games. These agreements ordinarily include contractual payments to the developers for several milestones that occur at various times through 2026. The aggregate amount of development commitments to related party developers is $3.5 million as of June 30, 2025. The Company also has a license agreement with its related party SDE for the exclusive publishing rights of the ARK franchise. In consideration of the publishing rights the Company will pay SDE a fixed monthly license fee of $2.0 million until ARK II releases. Our commitments assume satisfactory performance by our related party software developer. See Note 10 – Accounts Payable – Related Party and Note 20 – Subsequent Events for more information.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 16 – INCOME (LOSS) PER SHARE

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

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$(3,775,300)	$489,379	$(4,210,496)	$103,656
Net income (loss) attributable to Class B common stockholders	(12,787,124)	1,766,772	(14,297,937)	373,166

Total net income (loss) attributable to Snail Inc.	$(16,562,424)	$2,256,151	$(18,508,433)	$476,822
Class A weighted average shares outstanding - basic	8,487,796	8,013,634	8,465,962	7,985,631
Class B weighted average shares outstanding - basic	28,748,580	28,748,580	28,748,580	28,748,580
Class A and B basic earnings (loss) per share	$(0.44)	$0.06	$(0.50)	$0.01

Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$(3,775,300)	$489,379	$(4,210,496)	$103,656
Dilutive effects of convertible note warrants	—	(26,130)	—	(24,540)
Dilutive effect of equity line of credit warrants	—	—	(5,918)	—
Net income (loss) attributable to Class A common stockholders	$(3,775,300)	$463,249	$(4,216,414)	$79,116
Net income (loss) attributable to Class B common stockholders	$(12,787,124)	$1,766,772	$(14,297,937)	$373,166
Dilutive effects of convertible note warrants	—	(93,741)	—	(88,345)
Dilutive effect of equity line of credit warrants	—	—	(20,096)	—
Net income (loss) attributable to Class B common stockholders	$(12,787,124)	$1,673,031	$(14,318,033)	$284,821
Class A weighted average shares outstanding – basic	$8,487,796	$8,013,634	$8,465,962	$7,985,631
Dilutive effects of convertible note warrants	—	182,695	—	239,394
Dilutive effect of equity line of credit warrants	—	—	1,573	—
Class A weighted average shares outstanding - diluted	$8,487,796	$8,196,329	$8,467,535	$8,225,025
Class B weighted average shares outstanding - basic	28,748,580	28,748,580	28,748,580	28,748,580
Dilutive effects of common stock equivalents	—	—	—	—
Class B weighted average shares outstanding - diluted	28,748,580	28,748,580	28,748,580	28,748,580
Diluted earnings (loss) per Class A share	$(0.44)	$0.06	$(0.50)	$0.01
Diluted earnings (loss) per Class B share	$(0.44)	$0.06	$(0.50)	$0.01

For the three and six months ended June 31, 2025, the convertible notes were excluded from the calculation of Diluted EPS due to the conversion price being above the Company’s average stock price for the fixed portion while the variable portion was anti dilutive based upon the reversal of the fair value adjustment. The following table provides a listing of shares excluded from the calculation of Diluted EPS due to their anti-dilutive effects:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024	Method
Excluded Shares:
Restricted stock units outstanding	1,260,690	1,175,790	1,260,690	1,175,790	Treasury
Equity line of credit warrants	334,314	367,647	—	367,647	Treasury
Underwriters warrants	120,000	120,000	120,000	120,000	Treasury
Convertible notes	1,683,919	641,206	1,683,191	1,361,452	If-Converted
Convertible notes warrants	1,216,185	—	1,216,185	—	Treasury

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

Due to their adjustment provisions, the warrants are classified as a liability on the condensed consolidated balance sheet. In January 2024 there was a conversion which triggered anti-dilutive features of the convertible note warrants, decreasing the exercise price and increasing the number of outstanding convertible notes warrants to 1,607,849. The fair value of the warrants at issuance has been estimated using a Black-Scholes pricing model as of June 30, 2025 and a Monte Carlo pricing model as of December 31, 2024 as follows:

	June 30, 2025	December 31, 2024
Stock price	$1.37	$1.86
Exercise price	$0.84	$0.84
Contractual term (years)	3.40	3.65
Volatility	71.3%	60.0%
Risk-free rate	3.67%	4.31%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5% as it is generally accepted that market participants to not pay for the full volatility.

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income. The measured fair value may be uncertain due to the use of unobservable inputs. At June 30, 2025 and December 31, 2024, the fair value of the warrant liability was $1,066,542 and $1,448,109, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. At June 30, 2024 and December 31, 2023, the fair value of the warrant liability was $337,389 and $480,281, respectively. The changes in fair value during the three and six months ended June 30, 2025, amounted to a loss and income of $429,403 and $58,455, respectively, included in other income in our condensed consolidated statement of operations and comprehensive income (loss). The changes in fair value during the three and six months ended June 30, 2024, amounted to an income of $147,993 and $142,892, included in other income in our condensed consolidated statements of operations and comprehensive income (loss).

During the six months ended June 30, 2025, the Investors exercised 189,285 warrants, for which the Company received $159,000 in proceeds and recorded a loss of $128,085 upon revaluation of the exercised warrants. The loss is included in other income in our condensed consolidated statements of operations and comprehensive income (loss). There were no such exercises during the six months ended June 30, 2024. As of June 30, 2025, 391,664 of the convertible notes warrants have been exercised.

The Convertible Notes Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the three and six months ended June 30, 2025 and 2024, was as follows:

	Value	Warrants
Fair value, at December 31, 2024	$1,448,109	1,405,470
Change in fair value	(487,857)	—
Exercises	(323,113)	(189,285)
Fair value at March 31, 2025	$637,139	1,216,185
Change in fair value	429,403	—
Fair value at June 30, 2025	$1,066,542	1,216,185

	Value	Warrants
Fair value, at December 31, 2023	$480,281	714,285
Change in fair value	5,101	—
Anti-dilution adjustment	—	893,563
Fair value at March 31, 2024	$485,382	1,607,848
Change in fair value	(147,993)	—
Fair value at June 30, 2024	$337,389	1,607,848

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. As of June 30, 2025, the Company has not sold any Class A common stock under the Equity Line Purchase Agreement.

The registration statement covering the offer and sale of up to 15,093,768 shares of Class A common stock was effective on October 10, 2023. The purchase price will be calculated as 92% of the volume weighted average prices of the Company’s common stock during normal trading hours for five business days prior to the closing date with respect of a purchase notice.

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

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants has been estimated using a Black-Scholes pricing model as of June 30, 2025 and a Monte Carlo pricing model as of December 31, 2024 as follows:

	June 30, 2025	December 31, 2024
Stock price	$1.37	$1.86
Exercise price	$1.50	$1.50
Contractual term (years)	3.15	3.65
Volatility	87.1%	60.0%
Risk-free rate	3.65%	4.31%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5%.

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At June 30, 2025 and December 31, 2024, the fair value of the warrant liability was $259,075 and $292,004 respectively, and included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three and six months ended June 30, 2025, amounted to (expense) income of ($118,732) and $32,929, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss). The changes in fair value during the three and six months ended June 30, 2024, amounted to an income of $20,194 and $29,814, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2025 and 2024, 33,333 and 0 warrants have been exercised, respectively.

The Equity Line Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the three and six months ended June 30, 2025 and 2024, was as follows:

	Value	Warrants
Fair value, at December 31, 2024	$292,004	334,314
Change in fair value	(151,661)	—
Fair value at March 31, 2025	$140,343	334,314
Change in fair value	118,732	—
Fair value at June 30, 2025	$259,075	334,314

	Value	Warrants
Fair value, at December 31, 2023	$103,767	367,647
Change in fair value	(9,620)	—
Fair value at March 31, 2024	$94,147	367,647
Change in fair value	(20,194)	—
Fair value at June 30, 2024	$73,953	367,647

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units’ activity with directors for the six months ended June 30, 2025 and 2024, respectively.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	—	$—
Granted	337,774	1.35
Vested	(204,442)	1.35
Forfeited or cancelled	—	—
Outstanding as of June 30, 2025	133,332	$1.35

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	43,478	$1.38
Granted	—	—
Vested	(21,739)	(1.38)
Forfeited or cancelled	—	—
Outstanding as of June 30, 2024	21,739	$1.38

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the six months ended June 30, 2025 and 2024.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	1,142,284	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(14,926)	(5.00)
Outstanding as of June 30, 2025	1,127,358	$5.00

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	1,165,247	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(11,196)	(5.00)
Outstanding as of June 30, 2024	1,154,051	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

As of June 30, 2025, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the six months ended June 30, 2025 and 2024.

Stock-Based Compensation Expense (Income)

During the six months ended June 30, 2024, the Company determined that it is probable that the Company will not meet the performance-based milestones required by the RSU’s granted to employees. Conversely, during the three months ended March 31, 2025, the Company determined it is probable it will meet the performance-based milestones required by said RSU’s, then in the three months ended June 30, 2025, the milestone was reverted back to not probable.

Stock-based compensation (income) expense resulting from RSUs and PSUs of ($562,731) and $14,982 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense (income) resulting from RSUs and PSUs of $257,642 and ($848,685) are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2025 and 2024, respectively. Stock-based compensation (income) expense resulting from PSUs of ($32,196) and $1,033 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense (income) resulting from PSUs of $23,246 and ($63,208) are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2025 and 2024, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the six months ended June 30, 2025 and 2024, the Company recognized approximately $62,898 of deferred income tax expense, and $181,230 of deferred income tax expense, respectively, related to our stock-based compensation expense.

As of June 30, 2025, our total unrecognized compensation cost related to RSUs and PSUs was approximately $1.7 million and is expected to be recognized over a weighted-average service period of 1.4 years.

NOTE 18 – OPERATING SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) is our Founder, Co-Chief Executive Officer, Chief Strategy Officer, and Chairman Mr. Hai Shi. The CODM assesses performance and decides how to allocate resources based on net loss to evaluate operational efficiency and direct resources of the Company. Segment assets are reported on the condensed consolidated balance sheets as total assets. The table below presents segment revenue, operating profit and significant expenses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenues, net	$22,185,750	$21,606,650	$42,296,622	$35,722,379
Cost of revenues	15,231,005	13,504,174	29,494,350	25,545,872

Gross profit	6,954,745	8,102,476	12,802,272	10,176,507

Operating expenses:
Salaries and wages	2,729,107	1,981,379	5,622,187	3,935,744
Public company expenses	198,293	147,853	361,799	248,503
General and administrative	963,408	666,652	2,871,173	893,677
Research and development	3,293,409	1,860,881	6,903,154	3,637,403
Advertising and marketing	1,520,201	694,195	2,826,567	835,225
Depreciation and amortization	67,761	80,554	135,665	162,892
Total operating expenses	8,772,179	5,431,514	18,720,545	9,713,444

(Loss) income from operations	(1,817,434)	2,670,962	(5,918,273)	463,063

Total other (expense) income, net	(876,674)	173,166	(193,630)	122,657

(Loss) income before benefit from income taxes	(2,694,108)	2,844,128	(6,111,903)	585,720

Provision for income taxes	13,868,598	589,512	12,397,768	111,562

Net (loss) income	$(16,562,706)	$2,254,616	$(18,509,671)	$474,158

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

NOTE 19 – BUSINESS COMBINATION

On May 2, 2025, the Company completed the acquisition of the remaining 66.0% equity interest in Matrioshka Games LLC (“Matrioshka”), increasing its ownership from 34.0% to 100.0%, and obtaining a controlling financial interest. The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As a result, Matrioshka became a wholly owned subsidiary and is consolidated in the Company’s financial statements effective May 2, 2025. The Company previously accounted for its 34.0% interest in Matrioshka under the equity method of accounting. Upon obtaining control, the Company remeasured its previously held equity interest to its acquisition-date fair value, resulting in a recognition of a gain on remeasurement of $7,857 and included in the determination of the total purchase consideration. Matrioshka is a U.S.-based software development company. The acquisition is expected to enhance the Company’s human capital and software development capabilities. The acquisition was not material to the Company’s condensed consolidated financial statements, and the assets acquired and liabilities assumed have been recognized at their estimated fair values as of the acquisition date.

NOTE 20 – SUBSEQUENT EVENTS

●	The Company is exploring a potential strategic digital asset initiative, including the feasibility of developing a proprietary stablecoin. The stablecoin initiative is aimed at delivering a secure, regulated, and scalable solution that addresses current market gaps in digital payments and on-chain financial infrastructure. To support this initiative, the Company has set up a legal entity, Snail Coins, LLC. This event does not exist as of the balance sheet data and does not impact the Company’s financial position as of June 30, 2025.
●	The Company has received federal income tax refunds of $3.1 million and $0.6 million from the Internal Revenue Service related to an overpayment of income taxes for the 2022 and 2017 tax years. The refunds did not impact the results of operations for the period of June 30, 2025, and will be recognized in the period in which they were received.
●	On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of this legislation and an estimate of the financial effect is not available yet. As the legislation was signed into law after the close our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
●	In August 2025 the Company entered into a quality control agreement with its related party Suzhou Snail. The Company will pay a $60,000 quarterly fee for services related to game testing and compliance work delivered by Suzhou Snail. The service period is August 1, 2025 through June 30, 2026 and the Company can terminate the agreement at any time with 30 days notice.
●	In August 2025 the Company entered into a second agreement with Suzhou Snail for the management of the SaltyTV application. The Company will pay a $180,000 quarterly fee for Suzhou Snail to manage all aspects of the SaltyTV application. The term of the agreement is from August 1, 2025 through June 30, 2026 and the Company can terminate the agreement at any time with 30 days notice.

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

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 106.3 million console and PC installs through June 30, 2025 and repeated releases within the top-25 selling games on the Steam platform. See below for discussion of key performance metrics and non-GAAP measures. In the three and six months ended June 30, 2025, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 242,000 and 242,000 daily active users (“DAUs”) on the Steam and Epic platforms, as compared to 218,241 and 213,691 in the three and six months ended June 30, 2024, respectively. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended June 30, 2025 and 2024, we generated 90.1% and 77.2%, respectively, of our revenues from the ARK franchise. For the six months ended June 30, 2025 and 2024, we generated 90.8% and 77.7%, respectively, of our revenues from the ARK franchise.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through June 30, 2025, our ARK franchise game has been played for 4.1 billion hours with an average playing time per user of 161 hours and with the top 21.3% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended June 30, 2025 and 2024, our net revenue was $22.2 million and $21.6 million, respectively. For the six months ended June 30, 2025 and 2024, our net revenue was $42.3 million and $35.7 million, respectively. During the three months ended June 30, 2025, approximately 42.8% of our revenue came from consoles, 45.2% from PC and 9.2% from mobile as compared to 38.6% from consoles, 54.7% from PC and 5.2% from mobile during the three months ended June 30, 2024. During the six month ended June 30, 2025, approximately 42.1% of our revenue came from consoles, 45.0% came from PC and 10.4% from mobile platforms as compared to 40.1% from consoles, 47.4% from PC and 5.9% from mobile platforms during the six month ended June 30, 2024. We had a net loss of $16.6 million compared to a net income of $2.3 million, for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, we had a net loss of $18.5 million as compared to net income of $0.5 million for the six months ended June 30, 2024.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

Investments in our content strategy

We continuously evaluate and invest in content strategy to improve and innovate our games and features and to develop current technological platforms. We are currently actively investing in expanding our gaming pipeline as well as developing media and eSports content related to our gaming intellectual property. We also continue to invest to grow our micro-influencer platform, NOIZ, by attracting new influencers and brand customers. We have established a new division internally under the Interactive Films brand. This division will focus on creating content in the vertical short film segment of the digital entertainment market. The mobile application has already soft launched on iOS and Android platforms. We have released fifty-five short film dramas including licensed films from external organizations and expect a consistent roll out of new short film dramas.

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 53.6 million units between January 1, 2016 and June 30, 2025. During the three months ended June 30, 2025, we sold 2.1 million units compared to 1.3 million in the three months ended June 30, 2024. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

Recent Developments

In February 2025, we released a brand new DLC map for ARK: Survival Ascended, ARK: Astraeos. This expansive Greek methodology map offers over 264-square kilometers of playable area, filled with stunning scenery, ancient ruins, sacred temples, and powerful new bosses. Since release, we sold 480K units across Steam, PlayStation, and Xbox. We have also completed two new game acquisitions through our gaming network and partners as part of the larger effort to expand our games portfolio.

At GDC 2025, we officially announced the 10-year celebration of ARK: Survival Evolved with a brand new DLC, ARK: Aquatica, released in July 2025. The new non-canonical expansion map features an ambitious underwater setting where 95% of gameplay will take place beneath the surface. For ARK: Survival Ascended, we announced a new full-size canonical expansion, Lost Colony, that sets in a frozen world where players follow legendary survivor Mei Yin on a perilous quest to uncover ARK’s buried secrets. Furthermore, we announced Bellwright will be released on the Xbox platform as a next step to broaden the game’s exposure and player base. We have also debut teaser trailers for two in-house developed projects, Nine Yin Sutra: Wushu and Nine Yin Sutra: Immortal. These two original titles invite players into vast, immersive worlds shaped by martial arts mastery and cultivation.

Shortly after GDC, on April 23, 2025, we released a major content update to Bellwright in the way of celebrating its one-year anniversary. Content update includes 200+ enhancements across visual, audio & gameplay quality-of-life. In the subsequent month, we saw 1.5x units sold compared to one month prior.

In keeping up with the momentum of Lost Colony announcement, ARK: Survival Ascended (“ASA”) was added to the PlayStation Plus subscription program and made available free of charge to any PlayStation Plus subscribers. The inclusion proved a major success, driving a surge in downloads with over 8 million installs and significantly expanding the player base, further cementing ARK’s presence on console. During the inclusion month, we also saw a healthy uplift in ASA DLC sales on PlayStation.

On June 18, 2025, the Lost Colony Expansion Pass pre-sale went live across Steam, PlayStation, and Xbox. The DLC is expected to be released later this year. To deepen our commitment to our ARK fans, we have included a brand-new ARK: Fantastic Tames – Drakelings as part of the expansion pass. The pre-sale exceeded our expectations, selling over 160K units through June 30, 2025.

Furthermore, in an effort to broaden our portfolio offerings beyond the sandbox survival genre, we have released five indies games that cater to a broader set of audience in the second quarter of 2025; The Cecil: The Journey Begins, Chasmal Fear, Castle of Secrets, Zombie Rollerz: The Last Ship, and Robots at Midnight.

To bring more entertainment to our users, our short film mobile application, Salty TV, brings exclusive, original stories from heart-racing thrillers to jaw-dropping romances to our viewers. We have released fifty-five short film dramas through June 30, 2025 and expect a consistent roll out of new short film dramas throughout 2025 and beyond. In a strategic step forward in advancing the short-film business line, Snail Inc. subsidiary Interactive Films signed a Memorandum of Understanding (MOU) with Mega Matrix Inc. (NYSE American: MPU) for a joint development, production, and global distribution of short dramas.

In addition, the Company recently announced on July 15, 2025, of its intention to explore a strategic digital asset initiative that includes the evaluation and feasibility for introduction of its own proprietary stablecoin. This initiative would be subject to a range of factors, including but not limited to, regulatory approvals, market conditions, technical feasibility, cybersecurity safeguards, financial controls, and internal governance. The Company believe that exploring stablecoin infrastructure may position us as an early mover within the digital entertainment industry. While no definitive decisions have been made to integrate such technology into the Company’s corporate strategy, the Company continues to evaluate and explore opportunities as part of our broader innovation roadmap.

On June 19, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”). The Company’s stockholders approved the following proposals at the 2025 Annual Meeting: (i) election of the eight (8) named director nominees to the Company’s Board of Directors, each for a term of one year expiring at the 2026 Annual Meeting of Stockholders and until such director’s successor has been duly elected and qualified, and (ii) the stockholders ratified the appointment of BDO USA, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

On August 7, 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Sales Agent” or “Wainwright”), to sell its shares of Class A Common Stock from time to time, in an “at the market offering” program through Wainwright, with certain limitations on the amount of Class A Common Stock (the “Shares”) that may be offered and sold thereunder. The sales, if any, of the Shares made under the ATM Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Capital Market (the “Nasdaq”) or on any other existing trading market for the Company’s Class A Common Stock, directly to Wainwright as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law (the “Offering”).

Offers and sales of shares of Class A Common Stock by the Company, if any, under the ATM Sales Agreement, will be made through a prospectus supplement, dated August 7, 2025 and an accompanying base prospectus, dated September 20, 2024, contained therein (the “ATM Prospectus Supplement”), which ATM Prospectus Supplement forms a part of the Company’s shelf registration statement on Form S-3 (File 333-282030), initially filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on September 11, 2024 (the “Registration Statement”) and declared effective by the SEC on September 20, 2024. The aggregate market value of the shares of Class A Common Stock eligible for sale under the ATM Prospectus Supplement is currently $4,500,000, which is based on the limitations of General Instruction I.B.6 of Form S-3.

Pursuant to the ATM Sales Agreement, the Company will set the parameters for the sale of shares of Class A Common Stock, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Upon delivery of a placement notice and subject to the terms and conditions of the ATM Sales Agreement, the Sales Agent will use its commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the Nasdaq, to sell shares of Class A Common Stock from time to time based upon the Company’s instructions. The Company has no obligation to sell any shares of Class A Common Stock under the ATM Sales Agreement and may at any time suspend solicitation and offers under the ATM Sales Agreement. The Sales Agent is not obligated to purchase any shares of Class A Common Stock on a principal basis pursuant to the ATM Sales Agreement.

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

Impairment of film assets

Impairment of film assets consists of costs related to short films produced by Snail. When projected future cash flows were no longer expected to recover from the carrying value of film projects, we recognized an impairment charge to write down the assets in full, or in part, to their estimated fair value. Impairments during the period primarily resulted from changes in marketing strategies, underperformance of certain titles, or shifts in market demand. These charges negatively impact operating income and reflect our continuous assessment of content performance in a rapidly evolving landscape.

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of (515%) differed materially from the federal statutory tax rate of 21% primarily due to the impact of the valuation allowance recorded against U.S. net deferred tax assets.

Results of Operations

Comparison of the three months ended June 30, 2025 versus the three months ended June 30, 2024

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Revenues, net	$22.2	$21.6	$0.6	2.7%
Cost of revenues	15.2	13.5	1.7	12.8%
Gross profit	7.0	8.1	(1.1)	(14.2)%
Operating expenses:
General and administrative	3.5	2.8	0.7	24.3%
Research and development	3.3	1.9	1.4	77.0%
Advertising and marketing	1.5	0.7	0.8	119.0%
Depreciation and amortization	0.1	0.1	—	(15.9)%
Impairment of film assets	0.4	—	0.4	100%
Total operating expenses	8.8	5.5	3.3	61.5%
Income (loss) from operations	$(1.8)	$2.6	$(4.4)	(168.0)%

Revenues

Net revenues for the three months ended June 30, 2025 increased by $0.6 million, or 2.7%, compared to the three months ended June 30, 2024. The increase in net revenues was due to an increase in total ARK sales of $3.3 million, $3.0 million recognized for the inclusion of ARK: Survival Ascended in a platform subscription program in 2025, an increase in sales of the ARK Mobile of $0.6 million that was driven by the release of ARK: Ultimate Mobile Edition, and an increase in revenues related to other games of $0.3 million due to the release of various games during the three months ended June 30, 2025 as compared to June 30, 2024. The increase in ARK related sales is due to sales and discount promotions that did not occur in 2024. These increases were partially offset by the increase in deferred revenues of $3.7 million and a decrease in revenues related to Bellwright of $3.0 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Cost of revenues

Cost of revenues for the three months ended June 30, 2025 increased by $1.7 million, or 12.8%, compared to the three months ended June 30, 2024.

Cost of revenues for the three months ended June 30, 2025 and 2024 comprised the following:

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Software license royalties - related parties	$5.8	$4.7	$1.1	23.5%
Software license royalties	—	0.1	(0.1)	(26.0)%
Licensing fees - related party	6.0	6.0	—	—%
License and amortization	0.4	—	0.4	236,849%
Merchant fees	0.5	0.2	0.3	120.2%
Engine fees	0.9	1.3	(0.4)	(29.5)%
Internet, server and data center	1.5	1.2	0.3	19.2%
Other	0.1	—	0.1	(671.0)%
Total:	$15.2	$13.5	$1.7	12.8%

The increase in cost of revenues for the three months ended June 30, 2025 was due to an increase of $1.1 million in software license royalties – related parties, a result of increased ARK sales, an increase of $0.4 million in license and amortization due to the increased depreciable base of intangible assets in 2025, an increase in merchant fees of $0.3 million related to the increased ARK: Ultimate Mobile Edition revenues, an increase of $0.3 million in internet, server and data center, partially offset by decreased engine fees of $0.4 million.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2025 increased by $0.7 million, or 24.3%, compared to the three months ended June 30, 2024. The increase in general and administrative expenses was due to an increase in contractors expense of $0.2 million, an increase in public company expense of $0.1 million, an increase in office expense of $0.1 million, an increase in insurance expense of $0.1 million, and an increase in legal and professional expense of $0.1 million.

Research and development expenses

Research and development expenses for the three months ended June 30, 2025 increased by $1.4 million, or 77.0%, compared to the three months ended June 30, 2024. The increase in research and development expenses was due to the outsourced development of For the Stars and Nine Yin Sutra: Immortal paid through Suzhou Snail and an increase in internal research and development salaries as the Company continues to expand its internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the three months ended June 30, 2025 increased by $0.8 million, or 119.0%, compared to the three months ended June 30, 2024. The increase in advertising and marketing expenses was due to the increased advertising campaigns for our ARK: Aquatica and Robots at Midnight titles and SaltyTV application and related offerings.

Impairment of film assets

Impairment of film assets for the three months ended June 30, 2025 increased by $0.4 million, or 100.0%, compared to the three months ended June 30, 2024. The increase in impairment of film assets was due to the underperformance of specific film assets and changes in the market conditions affecting expected future cash flow during the three months ended June 30, 2025.

Other Factors Affecting Net Loss

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Interest income	$—	$0.1	$(0.1)	(50.4)%
Interest expense	(0.2)	(0.1)	(0.1)	(19.0)%
Other income	(0.7)	0.2	(0.9)	(389.5)%
Income tax provision	(13.9)	(0.6)	(13.3)	(2,452.6)%

Interest income

Interest income was $0.0 million and $0.1 million for the three months ended June 30, 2025 and June 30, 2024, respectively. The decrease was due to the balance of our cash deposits being lower on average during the three months ended June 30, 2025.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased slightly for the three months ended June 30, 2025 due to the new term loan initiated on June 10, 2025. The new term loan increased the average debt during the three months ended June 30, 2025.

Other income

Other income decreased by $0.9 million for the three months ended June 30, 2025, in comparison to the three months ended June 30, 2024. The decrease is due to the recognition of $0.5 million due to the revaluation of warrant liabilities and $0.4 million due to the revaluation of the convertible notes in the three months ended June 30, 2025 in comparison to the recognition of $0.2 million in the other income during the three months ended June 30, 2024 for the revaluation of the Company’s warrant liabilities.

Provision for income taxes

The Company had an income tax provision of $13.9 million and an income tax benefit of $0.6 million for the three months ended June 30, 2025 and 2024, respectively. This is primarily due to the impact of the valuation allowance recorded against U.S. net deferred tax assets. Our effective income tax rate was (515%) and 21% during the three months ended June 30, 2025 and 2024, respectively.

Comparison of the six months ended June 30, 2025 versus the six months ended June 30, 2024

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Revenues, net	$42.3	$35.7	$6.6	18.4%
Cost of revenues	29.5	25.5	4.0	15.5%
Gross profit	12.8	10.2	2.6	25.8%
Operating expenses:
General and administrative	8.5	5.1	3.4	66.2%
Research and development	6.9	3.6	3.3	89.8%
Advertising and marketing	2.8	0.8	2.0	238.4%
Depreciation and amortization	0.1	0.2	(0.1)	(16.7)%
Impairment of film assets	0.4	—	0.4	100.0%
Total operating expenses	18.7	9.7	9.0	92.7%
Income (loss) from operations	$(5.9)	$0.5	$(6.4)	(1,378.1)%

Revenues

Net revenues for the six months ended June 30, 2025 increased by $6.6 million, or 18.4%, compared to the six months ended June 30, 2024. The increase in net revenues was due to an increase in total ARK sales of $6.1 million, $3.0 million in revenues for the inclusion of ARK: Survival Ascended in a platform subscription program and an increase in sales of the ARK Mobile of $1.9 million that was driven by the release of ARK: Ultimate Mobile Edition. These increases were partially offset by the decrease in revenue specific to Bellwright of $2.2 million, a non-reoccurring Angela Games settlement of $1.2 million occurring in 2024, the related decrease in Angela Games revenues of $0.7 million, and the increase in deferred revenue of $0.3 million during the six months ended June 30, 2025 compared to June 30, 2024.

Cost of revenues

Cost of revenues for the six months ended June 30, 2025 increased by $4.0 million, or 15.5%, compared to the six months ended June 30, 2024.

Cost of revenues for the six months ended June 30, 2025 and 2024 comprised the following:

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Software license royalties - related parties	$11.0	$7.9	$3.1	39.0%
Software license royalties	0.1	0.2	(0.1)	(55.4)%
Licensing fees - related party	12.0	12.0	—	—%
License and amortization	0.7	—	0.7	183,977.8%
Merchant fees	1.0	0.5	0.5	135.4%
Engine fees	1.8	2.3	(0.5)	(23.6)%
Internet, server and data center	2.8	2.6	0.2	5.0%
Other	0.1	—	0.1	431.4%
Total:	$29.5	$25.5	$4.0	15.5%

The increase in cost of revenues for the six months ended June 30, 2025 was due to an increase of $3.0 million in software license royalties – related parties, a result of increased ARK revenues, an increase of $0.7 million in license and amortization due to the increased depreciable base of intangible assets in 2025, an increase in merchant fees of $0.6 million related to the increased ARK: Ultimate Mobile Edition revenues, an increase of $0.2 million in internet, server and data center, partially offset by decreased engine fees of $0.5 million.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2025 increased by $3.4 million, or 66.2%, compared to the six months ended June 30, 2024. The increase in general and administrative expenses was due to an increase in salaries and wages of $2.1 million, the result of the Company recording $0.3 million in stock compensation expense in 2025 versus an income related to stock based income compensation of ($0.8) million in 2024 and the Company’s increased headcount in 2025, an increase in office expense of $0.3 million, an increase in contractors expense of $0.3 million, an increase in legal and professional fees of $0.2 million, an increase in travel expense of $0.1 million, an increase in insurance expenses of $0.1 million, an increase in other tax expense of $0.1 million, and an increase in public company expenses of $0.1 million.

Research and development expenses

Research and development expenses for the six months ended June 30, 2025 increased by $3.3 million, or 89.8%, compared to the six months ended June 30, 2024. The increase in research and development expenses was due to the outsourced development of For the Stars and Nine Yin Sutra: Immortal paid through Suzhou Snail and an increase in internal research and development salaries as the Company continues to expand its internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the six months ended June 30, 2025 increased by $2.0 million, or 238.4%, compared to the six months ended June 30, 2024. The increase in advertising and marketing expenses was due to the Company’s presence at the Game Developers Conference (“GDC”) during the six months ended June 30, 2025, and increased advertising campaigns for our ARK: Aquatica and Wandering Wizard titles and SaltyTV application and related offerings in 2025.

Impairment of film assets

Impairment of film assets for the six months ended June 30, 2025 increased by $0.4 million, or 100.0%, compared to the six months ended June 30, 2024. The increase in impairment of film assets was due to the Company’s underperformance of four films and changes in the market conditions affecting expected future cash flow during the six months ended June 30, 2025. There were no such impairments during the six months ended June 30, 2025.

Other Factors Affecting Net Income (Loss)

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Interest income	$0.1	$0.2	$(0.1)	(62.0)%
Interest expense	(0.3)	(0.5)	0.2	(52.0)%
Other income	0.1	0.5	(0.4)	(86.9)%
Income tax provision	(12.4)	(0.1)	(12.3)	11,012.9%

Interest income

Interest income was $0.1 million and $0.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The decrease was due to the balance of our cash deposits being lower on average during the six months ended June 30, 2025.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense decreased by $0.2 million for the six months ended June 30, 2025 because of lower average debt during the six months ended June 30, 2025.

Other income

Other income decreased by $0.4 million for the six months ended June 30, 2025, in comparison to the six months ended June 30, 2024. The decrease is due to the recognition of a $0.4 million expense due to the revaluation of warrant liabilities in the six months ended June 30, 2025. In the six months ended June 30, 2024 the company recognized a $0.2 million expense due to the revaluation of warrant liabilities and recognized litigation revenues related to a revenue share agreement resulting for the settlement with Angela Games.

Provision for income taxes

The Company had provision of income taxes of $12.4 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. This is primarily due to the impact of the valuation allowance recorded against U.S. net deferred tax assets. Our effective income tax rate was (203%) and 19% during the six months ended June 30, 2025 and 2024, respectively.

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

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(in millions)
Units Sold(1)	2.1	1.3	0.8	58.4%	3.7	2.4	1.3	52.4%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units sold increased during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, by 0.8 million units, or 58.4%. The Company’s units sold increased due to an increase in sales of ARK: Survival Evolved and its related DLC’s of 0.7 million units and ARK: Survival Ascended and its related DLC’s by 0.3 million units. This was offset by the decline in sales of other various games of 0.2 million units.

Units sold increased during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, by 1.3 million units, or 52.4%. The Company’s units sold increased due to an increase in sales of ARK: Survival Evolved and its related DLC’s of 0.8 million units, and an increase in sales of ARK: Survival Ascended and its related DLC’s of 0.6 million units. This increase was partially offset by the decrease of units sold of Bellwright of 0.1 million during the six months ended June 30, 2025.

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

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions)
Total net revenue	$22.2	$21.6	$0.6	2.7%	$42.3	$35.7	$6.6	18.4%
Change in deferred net revenue	4.9	1.3	3.6	286.5%	7.1	6.7	0.4	4.9%
Bookings	$27.1	$22.9	$4.2	18.5%	$49.4	$42.4	$7.0	16.3%

For the three months ended June 30, 2025, bookings increased by $4.2 million or 18.5%, compared to the three months ended June 30, 2024, driven by various sales promotions in 2025 that did not occur in 2024, specifically around ARK: Survival Evolved and the release of ARK: Lost Colony to presale in 2025.

For the six months ended June 30, 2025, bookings increased by $7.0 million, or 16.3%, compared to the six months ended June 30, 2024, because of the releases of ARK: Survival Ascended DLC Astraeos in the first quarter of 2025, sales promotions that were the first of their kind on ARK: Survival Evolved in 2025, and the release of ARK: Lost Colony to presale in 2025.

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

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure.

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions)
Net (loss) income	$(16.6)	$2.3	$(18.9)	(834.6)%	$(18.5)	$0.5	$(19.0)	(4,003.7)%
Interest income and interest income – related parties	—	(0.1)	0.1	(50.4)%	(0.1)	(0.2)	0.1	62.0%
Interest expense	0.2	0.2	—	19.0%	0.3	0.6	(0.3)	(53.5)%
Provision for income taxes	13.9	0.6	13.3	2,252.6%	12.4	0.1	12.3	11,012.9%
Depreciation expense	0.1	0.1	—	(15.9)%	0.1	0.2	(0.1)	(16.7)%
EBITDA	$(2.4)	$3.1	$(5.5)	(182.9)%	$(5.8)	$1.2	$(7.0)	(616.3)%

For the three months ended June 30, 2025, EBITDA decreased by $5.5 million, or 182.9%, compared to the three months ended June 30, 2024, primarily because of an increase in net loss of $18.9 million, partially offset by an increase in provision for income taxes of $13.3 million and an increase in interest income and interest income – related parties of $0.1 million.

For the six months ended June 30, 2025, EBITDA decreased by $7.0 million, or 616.3%, compared to the six months ended June 30, 2024, primarily because of an increase in net loss of $19.0 million, a decrease in interest expense of $0.3 million, partially offset by an increase in provision for income taxes of $12.3 million.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $7.9 million and $7.3 million as of June 30, 2025 and December 31, 2024, respectively.

Our restricted cash and cash equivalents were $0.9 million as of June 30, 2025 and December 31, 2024. Our restricted cash primarily consists of time deposits and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of June 30, 2025, our 2021 Revolving Loan has a balance of $3.0 million and is due and payable in June 2026. Additionally, in February 2025 the Company issued convertible notes with a par value of $3.3 million which mature in February 2026. The Company also obtained a term loan note of $3.5 million in June 2025 with a maturity date of June 2028. In concurrence with the registration of the 2023 convertible notes shares the Company registered shares for distribution in an equity line of credit. The Company has the right, but not the obligation, to sell up to $5.0 million in Class A common stock to the investor. The Company was not in compliance with its debt covenants related to the 2021 Revolving Note, 2021 Promissory note and 2025 Term Loan for the trailing twelve months ended June 30, 2025. The Company received a waiver for the covenant breach during the trailing twelve months ended June 30, 2025. As such, the Company has classified the long-term portion of its promissory note and term loan as current. There is no guarantee that the Company will receive a waiver from the lender if the covenants of the loans are breached in the future. In the event of a future breach of the debt covenants the lender has the right, but not the obligation, to declare all or any part of the debt as due immediately and cease making any advances or extend any further credit to the Company.

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

Our current unrestricted cash position of approximately $7.9 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Net cash flows (used in) provided by operating activities	$(2.4)	$7.0	$(9.4)	(134.6)%
Net cash flows used in investing activities	(3.0)	—	(3.0)	(100.0)%
Net cash flows provided by (used in) financing activities	6.0	(6.7)	12.7	189.8%
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$0.6	$0.3	$0.3	64.6%

Operating activities

Net cash flows (used in) provided by operating activities for the six months ended June 30, 2025 decreased by $9.4 million as compared to the six months ended June 30, 2024, which resulted primarily from a decrease in net accounts receivable and account receivable related party of $21.2 million, an increase in net loss of $19.0 million, an increase in other noncurrent assets of $1.1 million, and an increase in noncash reconciling items of $12.7 million, partially offset by an increase in accrued expenses and other liabilities of $1.7 million, an increase in prepaid expenses related party and prepaid expenses and other current assets of $1.0 million, an increase in deferred revenue of $1.1 million and an increase in accounts payable and accounts payable – related parties of $14.1 million.

The Company had a net loss and net income of ($18.5) million and $0.5 million, for the six months ended June 30, 2025 and 2024, respectively, representing a decrease of $19.0 million. The decrease was primarily due to an increase in provision for income taxes of $12.3 million, increase in general and administrative expenses of $3.4 million, an increase in research and development of $3.3 million, an increase in advertising and marketing of $2.0 million, an increase in impairment of film assets of $0.4 million, a decrease in total other income (expense) of $0.3 million, and an increase in cost of revenues of $3.9 million, partially offset by increased revenues of $6.6 million.

Non-cash reconciling items were $12.3 million and ($0.4) million for the six months ended June 30, 2025 and 2024, respectively, representing an increase of $12.7 million. The increase in the non-cash reconciling items was due to an increase in deferred taxes of $10.7 million, an increase in stock based compensation expense (income) of $1.2 million, an increase in impairment charges of $0.4 million, and an increase in amortization expense of $0.6 million, partially offset by an increase in the loss on change in fair value of warrant liabilities of $0.1 million, and a decrease in accretion of convertible debt of $0.2 million.

Our accounts receivable - related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of June 30, 2025 and December 31, 2024, the net outstanding balances of receivables due from SDE were $4.5 million and $7.5 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within the next fiscal year and intend to exercise all legally available means of collection. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5- Accounts (Payable) Receivable - Related Party to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Investing activities

Net cash flows used in investing activities for the six months ended June 30, 2025 were $3.0 million compared to none in the six months ended June 30, 2024. Investing activities for the six months ended June 30, 2025 included $0.3 million for the acquisition of software applications, $2.0 million for the acquisition of license rights to certain titles, and $0.7 million in capitalized research and development expenditures for the development of software to be sold or marketed.

Financing activities

Net cash flows provided by (used in) financing activities for the six months ended June 30, 2025 were $6.0 million compared to ($6.7) million for the six months ended June 30, 2024. Financing activities for the six months ended June 30, 2025 included $3.0 million from the issuance of convertible notes, $3.5 million obtained from the new term loan, and $0.2 million received upon the exercise of warrants during the period. This was partially offset by the repayments of the convertible notes of $0.6 million. Financing activities for the six months ended June 30, 2024 included debt repayments of $6.4 million and $0.3 million in payments of capitalized offering costs in accounts payable.

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

On May 8, 2025, we filed a Form S-1 Registration Statement with the United States Securities and Exchange Commission in connection with our issuance of our convertible notes in the amount of $3.3 million maturing February 2026. The notes bear a 5% interest rate, repayable in 10 monthly installments starting May 21, 2025. These notes are convertible into Class A common stock at $5.00 per share.

Capital resources

We fund our operations from our net cash flows provided by operating activities. In addition to these cash flows, we have entered into certain debt arrangements to provide additional liquidity and to finance our operations.

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. As amended, the 2021 Revolving Loan matured on December 31, 2023 and bore interest at a rate equal to the prime rate less 0.25% and a floor rate of 6.50%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis. The Company amended the revolving loan agreement in December 2024, to extend the 2021 Revolving Loan maturity date to June 2026. As of June 30, 2025, we had borrowings of $3.0 million outstanding under our 2021 Revolving Loan.

Promissory Note

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

2025 Term Loan

In June 2025, we entered into a loan agreement with a financial institution provided for a term loan in an aggregate principal amount of $3.5 million. This loan is set to mature in June 2028, bears interest at a floating rate of 0.50% in excess of Wall Street Journal prime rate or a floor of 6.50% rate until maturity.

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. The Company has registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on Form S-1 that was declared effective on October 30, 2023. As of June 30, 2025, the Company has not sold any Class A common stock under the Equity Line Purchase Agreement, and the investor has exercised 33,333 warrants.

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

Financial covenants

The 2021 Revolving Loan, 2021 Term Loan, 2022 Short Term Note, and the 2025 Term Loan require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the 2021 Revolving Loan requires us to maintain an outstanding principal balance of no more than $3.0 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended June 30, 2025, the Company has not met the minimum debt service coverage ratio required by its debt covenants. The Company received a waiver for the breach of the debt service coverage ratio covenant for the trailing twelve months ended June 30, 2025. The Company repaid the $0.8 million term note that was one of three debt facilities with the lender, in January 2024. The Company’s ability to comply with the covenants, or receive waivers for the covenants, can lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral. As a result of non-compliance with debt covenants and the projected failure to comply, the Company has reclassified the long-term portion of its promissory note as a current liability.

For additional information regarding our indebtedness, see Note 12, Revolving Loan, Short Term Note and Long-Term Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Under the supervision and with the participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. As described further in our 2024 Annual Report, the Company’s Co-Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting. This material weakness related to the failure to properly value the fair value of warrants related to the convertible notes and equity line of credit in accordance with ASC 820 Fair Value Measurement, and this material weakness continued to exist at June 30, 2025

Management’s Plan for Remediation

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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, we have not made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

See Item 1 of Part I, “Unaudited Condensed Consolidated Financial Statements - Note 15 - Commitments and Contingencies-Litigation.”

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

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 90.8% of our net revenue for the six months ended June 30, 2025, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 96.4% of our net revenue for the six months ended June 30, 2025. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Co-Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022 and October 2023, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 90.8% of our net revenue for the six months ended June 30, 2025. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the six months ended June 30, 2025, 94.6% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 94.6% of our net revenue by product platform for the six months ended June 30, 2025. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our effective tax rate was 22% and 19% for the six month periods ended June 30, 2025 and 2024, respectively. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

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

Our management identified a material weakness in our internal control over financial reporting involving the failure to properly value the fair value of warrants related to the convertible notes and equity line of credit. See Part II, Item 9A, “Controls and Procedures,” in this Quarterly Report for information regarding the identified material weaknesses and our actions to date to remediate the material weakness. As a result of the material weakness, our management has concluded that our internal control over financial reporting were not effective as of June 30, 2025.

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

We may direct our Equity Line Investor to purchase up to $5.0 million worth of shares of our Class A common stock under the Equity Line Purchase Agreement until December 31, 2025, in amounts up to $1.0 million in shares of our Class A common stock depending on market prices. In addition, pursuant to our arrangements with the Selling Stockholders, we may issue additional convertible notes to the Selling Stockholders in the aggregate principal amount of up to $11.0 million, with the first tranche consisting of the Crom Notes and the Jefferson Street Notes in the aggregate principal amount of $3.3 million. Lastly, on August 7, 2025, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co. as sales agent to sell shares of our Class A Common Stock from time to time in an at the market offering (“the ATM Offering”). Pursuant to a prospectus supplement, dated August 7, 2025, and accompanying base, we may offer and sell shares of our Class A Common Stock from time to time under the Sales Agreement having an aggregate offering price of up to $4,500,000 in the ATM Offering.

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

Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver placement notices to the Sales Agent in the ATM Offering at any time throughout the term of the sales agreement. The number of shares of Class A Common Stock that are sold by the Sales Agent as our Sales Agent after we deliver a placement notice will fluctuate based on the market price of the Class A Common Stock and the trading volume of our Class A Common Stock during the sales period and limits we set with the Sales Agent. In addition, we may issue and sell shares of our Class A Common Stock having aggregate gross proceeds of up to $4,500,000 from time to time in the ATM Offering. Because there is no minimum offering amount required as a condition of the ATM Offering, the actual total offering amount in such offering, commissions and proceeds to us, if any, are not determinable at this time. The amount of proceeds from the ATM Offering will depend upon the number of shares of our Class A Common Stock sold and the market price at which they are sold. There can be no assurance that we will be able to sell any shares of our Class A Common Stock under or fully utilize the Sales Agreement with the Sales Agent as a source of financing.

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

Risks relating to Stablecoins

We may require additional capital to support our strategic digital asset initiative, and implementing such initiative may subject us to various licensing requirements and significant compliance costs.

We recently announced our intention to explore a strategic digital asset initiative that includes the evaluation and feasibility of our own proprietary stablecoin backed by U.S. dollars.

The regulatory environment for stablecoins and digital assets is rapidly evolving in the United States and globally. There is a significant uncertainty regarding how federal and state regulators will apply existing laws, implement Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act of 2025) or adopt new regulations with respect to stablecoin issuances. Changes in laws, regulations, or interpretations could require us to modify or cease our strategic digital asset or stablecoin initiative, subject us to possible enforcement actions, or result in significant compliance costs.

We may be required to seek additional capital to implement our strategic digital asset and stablecoin initiative as we may be required to be licensed as a money transmitter, payment services provider, bank, financial institution, custodian, broker-dealer, exchange, or otherwise in the United States or other jurisdictions which could result in significant costs and have a negative impact on our business, operational result and financial condition.

Any negative publicity regarding stablecoins or the broader digital asset industry may have an outsized negative effect on consumer confidence in our proposed proprietary stablecoins.

As in the case with other novel technology, compared to more established and well-known industries, any negative publicity regarding blockchain technology and digital assets companies could have an outsized negative effect on confidence in blockchain technology in general and our proposed proprietary stablecoins in particular. For example, since the inception of blockchain technology, there have been incidents of smart contract developers acting maliciously and misappropriating funds, and numerous digital assets businesses and platforms have been sued, investigated, or shut down due to fraud, illegal activities, the sale or issuance of unregistered securities, manipulative practices, business failure, and cyberattacks or security breaches. In addition, the energy usage and environmental impact of certain blockchains have attracted considerable attention, which could potentially create a negative consumer sentiment and perception of digital assets and delay a wider acceptance and use of our proposed proprietary stablecoins, whether or not our proposed stablecoins are available on those blockchains.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

The Company did not issue any securities that were not registered under the Securities Act during the six months ended June 30, 2025.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2025	—	—	—	—
February 2025	—	—	—	—
March 2025	—	—	—	—
April 2025	—	—	—	—
May 2025	—	—	—	—
June 2025	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. There were no share repurchases settled in the three months ended June 30, 2025. As of June 30, 2025, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporation by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

1.1	At The Market Offering Agreement, dated August 7, 2025, by and between Snail, Inc. and H.C. Wainwright & Co., LLC	8-K	001-41556	1.1	August 07, 2025

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on August 19, 2025.

Snail, Inc.

Date: August 19, 2025	By:	/s/ Xuedong Tian
Xuedong Tian
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

