Form 10-Q
period 2025-09-30
Snail, Inc.
filed 2025-11-12
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 10, 2025
Class A Common Stock, par value $0.0001 per share	8,998,728
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2025

Table of Contents

		Page
	Cautionary Statement	1
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Snail, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	2
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024	3
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024	4
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	5
	Snail, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	57
SIGNATURES		58

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

PART I

Item 1. Condensed Consolidated Financial Statement (Unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024

ASSETS

Current Assets:
Cash and cash equivalents	$12,284,675	$7,303,944
Accounts receivable, net of allowance for credit losses of $523,500 as of September 30, 2025 and December 31, 2024	7,498,570	9,814,822
Accounts receivable – related party	—	2,336,274
Loan and interest receivable – related party	107,255	105,759
Prepaid expenses – related party	9,009,917	2,521,291
Prepaid expenses and other current assets	1,331,103	1,846,024
Prepaid taxes	4,424,557	7,318,424
Total current assets	34,656,077	31,246,538

Restricted cash and cash equivalents	935,000	935,000
Accounts receivable – related party, net of current portion	—	1,500,592
Prepaid expenses – related party, net of current portion	5,582,500	9,378,594
Property and equipment, net	4,183,882	4,378,352
Intangible assets, net	4,383,534	973,914
Deferred income taxes	3,471	10,817,112
Other noncurrent assets, net	911,131	1,683,932
Operating lease right-of-use assets, net	407,550	1,279,330
Total assets	$51,063,145	$62,193,364

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,850,866	$4,656,367
Accounts payable – related parties	14,767,849	15,383,171
Accrued expenses and other liabilities	4,485,600	4,499,280
Interest payable – related parties	527,770	527,770
Revolving loan	3,000,000	3,000,000
Convertible notes at fair value	1,598,589	—
Current portion of long-term promissory note	5,886,472	2,722,548
Current portion of deferred revenue	30,211,054	3,947,559
Current portion of operating lease liabilities	279,862	1,444,385
Total current liabilities	65,608,062	36,181,080

Accrued expenses	265,251	265,251
Deferred revenue, net of current portion	6,158,047	21,519,888
Operating lease liabilities, net of current portion	107,631	57,983
Total liabilities	72,138,991	58,024,202

Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 10,237,512 shares issued and 8,887,237 shares outstanding as of September 30, 2025, and 9,626,070 shares issued and 8,275,795 shares outstanding as of December 31, 2024	1,022	962
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of September 30, 2025 and December 31, 2024	2,875	2,875

Additional paid-in capital	26,777,076	25,738,082
Accumulated other comprehensive loss	(188,156)	(279,457)
Accumulated deficit	(38,490,357)	(12,117,385)
Treasury stock at cost (1,350,275 shares as of September 30, 2025 and December 31, 2024)	(3,671,806)	(3,671,806)
Total Snail, Inc. equity (deficit)	(15,569,346)	9,673,271
Noncontrolling interests	(5,506,500)	(5,504,109)
Total stockholders’ equity (deficit)	(21,075,846)	4,169,162
Total liabilities, noncontrolling interests and stockholders’ equity	$51,063,145	$62,193,364

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months Ended September 30, 2025 and 2024

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenues, net	$13,819,527	$22,530,372	$56,116,149	$58,252,751
Cost of revenues	13,805,121	13,823,944	43,299,471	39,369,816

Gross profit	14,406	8,706,428	12,816,678	18,882,935

Operating expenses:
General and administrative	4,844,261	3,845,301	13,283,701	8,923,225
Research and development	3,731,441	3,885,926	10,634,595	7,523,329
Advertising and marketing	884,914	495,938	3,711,480	1,331,163
Depreciation – property and equipment	67,915	72,402	203,579	235,294
Impairment of film assets	336,134	—	751,853	—
Total operating expenses	9,864,665	8,299,567	28,585,208	18,013,011

Income (loss) from operations	(9,850,259)	406,861	(15,768,530)	869,924

Other income (expense):
Interest income	492,088	60,675	553,966	225,227
Interest income - related parties	504	504	1,496	1,501
Interest expense	(194,189)	(95,997)	(444,304)	(634,262)
Other income	130,529	74,891	192,323	546,484
Foreign currency transaction loss	(8,519)	(55,835)	(76,697)	(32,055)
Total other income (expense), net	420,413	(15,762)	226,784	106,895

Income (loss) before provision for income taxes	(9,429,846)	391,099	(15,541,746)	976,819

(Benefit from) Provision for income taxes	(1,564,152)	157,938	10,833,616	269,501

Net income (loss)	(7,865,694)	233,161	(26,375,362)	707,318

Net loss attributable to non-controlling interests	(1,153)	(1,986)	(2,391)	(4,650)

Net income (loss) attributable to Snail, Inc.	(7,864,541)	235,147	(26,372,971)	711,968

Comprehensive income (loss) statement:

Net income (loss)	(7,865,694)	233,161	(26,375,362)	707,318

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	4,462	52,116	68,282	23,526
Other comprehensive income (loss) related to credit adjustments, net of tax	997	—	23,020	—

Total comprehensive income (loss)	$(7,860,235)	$285,277	$(26,284,060)	$730,844

Net income (loss) attributable to Class A common stockholders:
Basic	$(1,847,559)	$51,312	$(6,066,325)	$154,972
Diluted	$(1,847,559)	$51,312	$(6,066,325)	$127,440

Net income (loss) attributable to Class B common stockholders:

Basic	$(6,016,982)	$183,835	$(20,306,646)	$556,996
Diluted	$(6,174,656)	$183,835	$(20,585,138)	$458,041

Income (loss) per share attributable to Class A common stockholders:
Basic	$(0.21)	$0.01	$(0.71)	$0.02
Diluted	$(0.21)	$0.01	$(0.71)	$0.02

Income (loss) per share attributable to Class B common stockholders:
Basic	$(0.21)	$0.01	$(0.71)	$0.02
Diluted	$(0.21)	$0.01	$(0.72)	$0.02

Weighted-average shares used to compute income (loss) per share attributable to Class A common stockholders:
Basic	8,827,465	8,024,369	8,588,235	7,998,686
Diluted	8,827,465	8,024,369	8,588,235	8,148,133

Weighted-average shares used to compute income (loss) per share attributable to Class B common stockholders:

Basic	28,748,580	28,748,580	28,748,580	28,748,580
Diluted	28,748,580	28,748,580	28,748,580	28,748,580

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2025 and 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2024	9,626,070	$962	28,748,580	$2,875	$25,738,082	$(279,457)	$(12,117,385)	(1,350,275)	$(3,671,806)	$9,673,271	$(5,504,109)	$4,169,162

Exercise of warrants	189,285	19	-	-	482,094	-	-	-	-	482,113	-	482,113

Stock based compensation related to restricted stock units	-	-	-	-	843,619	-	-	-	-	843,619	-	843,619

Foreign currency translation	-	-	-	-	-	33,232	-	-	-	33,232	-	33,232

Fair value changes of convertible notes	-	-	-	-	-	22,023	-	-	-	22,023	-	22,023

Net loss	-	-	-	-	-	-	(1,946,007)	-	-	(1,946,007)	(956)	(1,946,963)

Balance at March 31, 2025	9,815,355	$981	28,748,580	$2,875	$27,063,795	$(224,202)	$(14,063,392)	(1,350,275)	$(3,671,806)	$9,108,251	$(5,505,065)	$3,603,186

Stock based compensation related to restricted stock units	-	-	-	-	(562,731)	-	-	-	-	(562,731)	-	(562,731)

Common stock issued for service	204,442	20	-	-	(20)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	30,587	-	-	-	30,587	-	30,587

Net loss	-	-	-	-	-	-	(16,562,424)	-	-	(16,562,424)	(282)	(16,562,706)

Balance at June 30, 2025	10,019,797	$1,001	28,748,580	$2,875	$26,501,044	$(193,615)	$(30,625,816)	(1,350,275)	$(3,671,806)	$(7,986,317)	$(5,505,347)	$(13,491,664)

Conversion of convertible notes to common stock	184,382	18	-	-	230,982	-	-	-	-	231,000	-	231,000

Stock based compensation related to restricted stock units	-	-	-	-	45,053	-	-	-	-	45,053	-	45,053

Common stock issued for service	33,333	3	-	-	(3)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	4,462	-	-	-	4,462	-	4,462

Fair value changes of convertible notes	-	-	-	-	-	997	-	-	-	997	-	997

Net loss	-	-	-	-	-	-	(7,864,541)	-	-	(7,864,541)	(1,153)	(7,865,694)

Balance at September 30, 2025	10,237,512	$1,022	28,748,580	$2,875	$26,777,076	$(188,156)	$(38,490,357)	(1,350,275)	$(3,671,806)	$(15,569,346)	$(5,506,500)	$(21,075,846)

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2023	9,275,420	$927	28,748,580	$2,875	$26,171,575	$(254,383)	$(13,949,325)	(1,350,275)	$(3,671,806)	$8,299,863	$(5,499,244)	$2,800,619

Conversion of notes payable	71,460	7	-	-	59,993	-	-	-	-	60,000	-	60,000

Stock based compensation related to restricted stock units	-	-	-	-	(926,875)	-	-	-	-	(926,875)	-	(926,875)

Common stock issued for service	10,869	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(19,297)	-	-	-	(19,297)	-	(19,297)

Net loss	-	-	-	-	-	-	(1,779,329)	-	-	(1,779,329)	(1,129)	(1,780,458)

Balance at March 31, 2024	9,357,749	$935	28,748,580	$2,875	$25,304,692	$(273,680)	$(15,728,654)	(1,350,275)	$(3,671,806)	$5,634,362	$(5,500,373)	$133,989

Stock based compensation related to restricted stock units	-	-	-	-	14,982	-	-	-	-	14,982	-	14,982

Common stock issued for service	10,870	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	(9,293)	-	-	-	(9,293)	-	(9,293)

Net income (loss)	-	-	-	-	-	-	2,256,151	-	-	2,256,151	(1,535)	2,254,616

Balance at June 30, 2024	9,368,619	$936	28,748,580	$2,875	$25,319,673	$(282,973)	$(13,472,503)	(1,350,275)	$(3,671,806)	$7,896,202	$(5,501,908)	$2,394,294

Stock based compensation related to restricted stock units	-	-	-	-	15,000	-	-	-	-	15,000	-	15,000

Common stock issued for service	10,869	1	-	-	(1)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	52,116	-	-	-	52,116	-	52,116

Net income (loss)	-	-	-	-	-	-	235,147	-	-	235,147	(1,986)	233,161

Balance at September 30, 2024	9,379,488	$937	28,748,580	$2,875	$25,334,672	$(230,857)	$(13,237,356)	(1,350,275)	$(3,671,806)	$8,198,465	$(5,503,894)	$2,694,571

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2025 and 2024

	2025	2024

Cash flows from operating activities:
Net income (loss)	$(26,375,362)	$707,318
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization - intangible assets	190,981	603
Amortization – film assets	1,025,201	—
Amortization - loan origination fees and debt discounts	(16,073)	60,242
Accretion – convertible notes	—	222,628
Loss on change in fair value of convertible notes	268,220	—
Gain on change in fair value of warrant liabilities	(481,825)	—
Depreciation - property and equipment	203,579	235,294
Impairment of film assets	751,853	—
Gain on remeasurement of previously held equity interest	(7,857)	—
Stock-based compensation expense (income)	325,941	(896,893)
Deferred taxes, net	10,808,885	(12,884)

Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	2,351,251	18,330,470
Accounts receivable - related party	3,836,866	1,464,445
Prepaid expenses - related party	(2,692,532)	(118,167)
Prepaid expenses and other current assets	514,921	(697,051)
Prepaid taxes	2,893,867	(183,675)
Other noncurrent assets	(1,152,434)	(407,441)
Accounts payable	581,910	(7,891,975)
Accounts payable - related parties	(325,322)	(7,405,363)
Accrued expenses and other liabilities	791,258	(152,658)
Loan and interest receivable - related party	(1,496)	(1,501)
Lease liabilities	(243,095)	(194,125)
Deferred revenue	10,901,655	(1,026,070)
Net cash provided by operating activities	4,150,392	2,033,197

Cash flows from investing activities:
Acquisition of software	(290,000)	—
Acquisition of software licenses	(2,989,026)	—
Investments in software	(849,138)	—
Net cash paid for acquisition of Matrioshka	(9,719)	—
Acquisition of fixed assets	(9,109)	—
Net cash used in investing activities	(4,146,992)	—

Cash flows from financing activities:
Repayments on promissory note	(64,419)	(68,545)
Repayments on notes payable	(271,658)	(2,333,333)
Repayments on convertible notes	(1,414,705)	(1,020,000)
Repayments on revolving loan	—	(3,000,000)
Borrowings on term loan	3,500,000	—
Cash proceeds from exercise of warrants	159,000	—
Proceeds from issuance of convertible notes	3,000,000	—
Payments of capitalized offering costs	—	(262,914)
Net cash provided by (used in) financing activities	4,908,218	(6,684,792)

Effect of foreign currency translation on cash and cash equivalents	69,113	23,135

Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	4,980,731	(4,628,460)

Cash and cash equivalents, and restricted cash and cash equivalents - beginning of the period	8,238,944	16,314,319

Cash and cash equivalents, and restricted cash and cash equivalents – end of the period	$13,219,675	$11,685,859

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$477,157	$421,986
Income taxes	$612,007	$401,671
Noncash transactions during the period for:
Debt converted to equity	$231,000	$(60,000)
Right-of-use assets obtained in exchange for lease liability	$(124,214)	$(85,588)
Liabilities converted to equity upon exercise of warrants	$323,113	$—
Acquisition of film licenses in accounts payable	$1,050	$—
Acquisition of software and software licenses in accounts payable and accrued expenses	$2,000	$—
Change in fair value of notes recorded in accumulated other comprehensive income	$18,568	$—
Net assets acquired in a business combination	$5,461	$—

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts of Snail, Inc. and the following subsidiaries:

Equity %
Subsidiary Name	Owned
Snail Games USA Inc.	100%
Snail Innovation Institute	70%
Frostkeep Studios, Inc.	100%
Eminence Corp	100%
Wandering Wizard, LLC	100%
Donkey Crew, LLC	99%
Interactive Films, LLC	100%
Project AWK Productions, LLC	100%
BTBX.IO, LLC	70%
Matrioshka Games, LLC	100%
Snail Coins, LLC	100%
Snail Coins (BVI), Ltd	100%
Egofold, LLC	100%
Rustic Roost, LLC	100%

The Company incorporated new wholly owned subsidiaries to facilitate future business operations and strategic initiatives. Snail Coins, LLC was incorporated on August 7th, 2025; Snail Coins (BVI), Ltd was incorporated on September 8th, 2025; and Egofold, LLC was incorporated on August 8th, 2025. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

The Company is a publisher of games and sells to its customers including Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve’s Steam, Epic Games Store, My Nintendo Store and retail distributors. The Company assesses whether it acts as principal or agent in each transaction, considering factors such as contractual terms, primary responsibility for fulfilling the promise to deliver the product, and discretion in pricing. The Company serves as the principal for the publisher of games in its arrangement with a related party, SDE Inc. (“SDE”), recognizing revenue on a gross basis. Under this arrangement, the Company licenses intellectual property rights from SDE.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless it is cancelled. As of September 30, 2025, the Company has deferred $1.1 million related to ARK II as long-term deferred revenue until the disc releases occur.

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

Shipping, Handling and Value Added Taxes (“VAT”)

The distributor is responsible for the shipping of the game discs to retail stores and incurring the shipping and VAT costs. The Company is paid the net sales amount after deducting shipping costs, VAT and other related expenses by the distributor.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game licenses, engine fees and amortization costs. Cost of revenues for the three and nine months ended September 30, 2025 and 2024 were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Software license royalties – related parties	$3,336,654	$5,324,889	$14,365,061	$13,257,181
Software license royalties	38,347	269,235	139,119	495,418
Licensing fees – related party	6,000,000	6,000,000	18,000,000	18,000,000
License and amortization	491,689	201	1,231,682	603
Merchant fees	456,629	225,555	1,495,785	667,055
Engine fees	1,885,886	852,508	3,644,712	3,154,846
Internet, server and data center	1,578,676	1,115,682	4,341,692	3,737,007
Other	17,240	35,874	81,420	57,706
Total:	$13,805,121	$13,823,944	$43,299,471	$39,369,816

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, expenses related to being a publicly traded company, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. Stock based compensation expense, included in general and administrative costs, of $42,405 and $13,966 was incurred during the three months ended September 30, 2025 and 2024, respectively. Stock compensation expense (income), included in general and administrative costs, of $300,047 and ($834,719) was incurred during the nine months ended September 30, 2025, and 2024, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Stock-based compensation expense, included in research and development costs, of $2,648 and $1,034 was incurred during the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense (income), included in research and development costs, of $25,894 and ($62,174) was incurred during the nine months ended September 30, 2025 and 2024, respectively.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of September 30, 2025 and December 31, 2024, there were non-controlling interests with the following subsidiaries:

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the three and nine months ended September 30, 2025 and 2024.

Film Costs, net

The Company capitalizes costs to produce short videos in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 926, including direct production costs, production overhead, interest, acquisition costs and development costs. The Company will account for each episodic series as a unit for which capitalized film costs will be amortized by the Company using the individual-film forecast-computation method. Each reporting period the Company will reassess its estimate of ultimate revenues used to determine the amortization rate for each episodic series. If the estimate is revised, the Company will account for the change prospectively. The Company will then remeasure the amortization based on the portion of ultimate revenues that have been recognized and that are yet to be recognized. Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that fair value of the film may be less than its unamortized film costs. If the fair value of an episodic series is less than its unamortized film costs, the Company will write off the excess amount. The Company groups its film and content rights by monetization strategy. As of September 30, 2025 and December 31, 2024, $1,521,272 and $1,512,960, respectively, of film costs are capitalized and included in other noncurrent assets, net in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, $380,132 and $1,025,201 of film costs were amortized respectively, and reported in the cost of revenues in the Company’s condensed consolidated statement of operations and comprehensive income (loss). There was no film cost amortization in the three and nine months ended September 30, 2024.

The Company recognized an impairment of $336,134 and $751,853 for the three and nine months ended September 30, 2025. There were no impairment of film assets for the three and nine months ended September 30, 2024. The impairment is primarily related to the underperforming titles released during the period and the elimination of marketing plans for these titles. The impairment charges are included in the impairment of film assets on the condensed consolidated statement of operations and comprehensive income (loss). The Company continues to monitor the performance of its film assets and may record additional impairments in future periods if conditions warrant.

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

During the nine months ended September 30, 2025, the Company capitalized $3,600,602 of software development costs under ASC 985 for various titles, which are included in intangible assets, net, in the Company’s condensed consolidated balance sheets. There were no software development costs capitalized under ASC 985 during the nine months ended September 30, 2024.

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

The Company also has liability classified warrants measured at fair value on a recurring basis. During the nine months ended September 30, 2025, the Company transitioned its valuation methodology from a Monte Carlo simulation model to a Black-Scholes option-pricing model. The Company had historically valued the warrants using a Monte Carlo simulation due to certain anti dilutive features that are no longer expected to occur. The change represents a change in accounting estimate and is applied prospectively. See Note 17 – Equity for the fair value disclosures related to the Company’s convertible notes, and the Company’s warrant liability and derivative instruments. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2025 and December 31, 2024.

The following table presents the Company’s convertible notes, convertible notes warrants, and equity line of credit warrants measured at fair value and classified within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	Fair value measured as of September 30, 2025
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes	$1,598,589	$—	$—	$1,598,589
Convertible notes warrants	819,470	—	—	819,470
Equity line of credit warrants	195,181	—	—	195,181
Total:	$2,613,240	$—	$—	$2,613,240

	Fair value measured as of December 31, 2024
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes warrants	$1,448,109	$—	$—	$1,448,109
Equity line of credit warrants	292,004	—	—	292,004
Total:	$1,740,113	$—	$—	$1,740,113

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. Such amounts are included in the long-term accrued expenses on the accompanying condensed consolidated balance sheets in the amount of $265,251 as of September 30, 2025 and December 31, 2024. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk, Significant Customers and Vendors

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of September 30, 2025 and December 31, 2024, the Company had deposits of $11,297,318 and $6,610,066, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company has four customers as of September 30, 2025 and December 31, 2024, who accounted for approximately 83% and 85% of consolidated gross receivables, respectively. Among four customers as of September 30, 2025 and December 31, 2024, each customer accounted for 27%, 22%, 20% and 14% as of September 30, 2025, and 42%, 19%, 14% and 10% as of December 31, 2024 of the consolidated gross receivables outstanding. The Company had four customers in the three months ended September 30, 2025 and 2024, that accounted for 48%, 13%, 10% and 8% and 44%, 15%, 14% and 11% of the Company’s net revenue, respectively. The Company had four customers in the nine months ended September 30, 2025 and 2024, that accounted for 45%, 17%, 12% and 9%, and 46%, 14%, 13%, and 11% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of September 30, 2025, the Company had two vendors who accounted for approximately 37%, and 11% of gross payables, respectively. As of December 31, 2024, the Company had one vendor who accounted for approximately 36% of consolidated gross payables. The loss of these vendors could have a significant impact on the Company’s financial performance.

The Company had one vendor, SDE, a related party, that accounted for 46% and 61% of the Company’s combined cost of revenues and operating expenses during the three months ended September 30, 2025 and 2024, respectively. SDE accounted for 50% and 55% of the Company’s combined cost of revenues and operating expenses during the nine months ended September 30, 2025 and 2024, respectively, and the only vendor with a concentration in excess of 10% during the period. Amounts payable to SDE are included in accounts receivable – related party in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, provides a practical expedient for measuring expected credit losses on current receivables and contract assets. The amendments in this update are effected for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of adopting the new standard.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): streamlines guidance for internal-use software costs by removing development stage references, incorporating website development costs, and clarifying when capitalization should begin. The amendments in this update are effected for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of adopting the new standard.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $33,469 and $25,650 for the three months ended September 30, 2025 and 2024, respectively and $99,705 and $74,907 for the nine months ended September 30, 2025 and 2024, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company granted 0 and 337,774 restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three and nine months ended September 30, 2025 to its non-employee directors and did not grant any restricted stock units during the three or nine months ended September 30, 2024. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were 4,185,390 and 4,508,239 shares reserved for issuance under the 2022 Plan, respectively.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Warrant liabilities are presented within accrued expenses and other liabilities on the condensed consolidated balance sheets. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of September 30, 2025. A summary of our outstanding warrants as of September 30, 2025 is included below:

	Number Outstanding	Exercise Price	Class	Expiration Date
Equity line of credit warrants	334,314	$1.50	Liability	August 24, 2028
Convertible notes warrants	1,216,185	0.84	Liability	November 24, 2028
Underwriters warrants	120,000	6.25	Equity	November 9, 2025
Total warrants:	1,670,499

A summary of our outstanding warrants as of December 31, 2024 is included below:

	Number Outstanding	Exercise Price	Class	Expiration Date
Equity line of credit warrants	334,314	$1.50	Liability	August 24, 2028
Convertible notes warrants	1,405,470	0.84	Liability	November 24, 2028
Underwriters warrants	120,000	6.25	Equity	November 9, 2025
Total warrants:	1,859,784

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three or nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or at the time of a release. The Company recognizes revenue over a period based on the estimated service period of the product and additional performance obligations met over time for technical support. Net revenue by timing of recognition during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Over time	$1,334,956	$1,206,362	$4,708,956	$3,428,021
Point in time	12,484,571	21,324,010	51,407,193	54,824,730
Total revenue from contracts with customers:	$13,819,527	$22,530,372	$56,116,149	$58,252,751

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$12,664,594	$19,677,713	$49,482,897	$50,489,170
International	1,154,933	2,852,659	6,633,252	7,763,581
Total revenue from contracts with customers:	$13,819,527	$22,530,372	$56,116,149	$58,252,751

Platform

Net revenue by platform for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Console	$4,583,078	$9,866,331	$22,380,138	$24,204,453
PC	6,838,660	10,722,203	25,877,346	27,644,669
Mobile	1,815,039	1,036,746	6,199,367	3,132,152
Other	582,750	905,092	1,659,298	3,271,477
Total revenue from contracts with customers:	$13,819,527	$22,530,372	$56,116,149	$58,252,751

Our net revenues through our current period top four platform providers as a proportion of our total net revenue for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Platform 1	$6,624,700	$10,581,919	$25,103,882	$27,256,029
Platform 2	1,844,957	3,338,632	6,848,368	8,334,675
Platform 3	2,507,219	5,615,578	14,578,708	13,986,495
Platform 4	229,760	911,611	950,221	1,881,800
All other revenue	2,612,891	2,082,632	8,634,970	6,793,752
Total revenue from contracts with customers:	$13,819,527	$22,530,372	$56,116,149	$58,252,751

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Digital	$11,421,738	$20,588,534	$48,257,484	$51,849,122
Mobile	1,815,039	1,036,746	6,199,367	3,132,152
Physical retail and other	582,750	905,092	1,659,298	3,271,477
Total revenue from contracts with customers:	$13,819,527	$22,530,372	$56,116,149	$58,252,751

Other Revenues

As discussed in Note 15, the Company recognized the $1.2 million payment related to the Angela Games settlement in 2024 upon satisfaction of performance obligations included in the contract. This amount is included in other revenues for the nine months ended September 30, 2024. No amounts were recognized for the three and nine months ended September 30, 2025.

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfilment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfilment of its performance obligations, which were in the ordinary course of business. As of September 30, 2025, the balance of deferred revenue was $36.4 million, of which $35.3 million is due to non-refundable payments. The Company is expecting to recognize $28.8 million of the non-refundable payments in the next 12 to 60 months through the platform releases of certain DLCs. Of this amount, approximately $26.5 million is expected to be recognized within the next 12 months and $2.3 million is expected to be recognized thereafter. The remaining $3.7 million of current non-refundable deferred revenues and $2.7 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 12 and 60 months based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of $1.1 million in advance payments received in accordance with the agreement the Company has made with its retail distributor. Activities in the Company’s deferred revenue as of September 30, 2025 and 2024 were as follows:

	2025	2024
Deferred revenue, beginning balance in advance of revenue recognition billing	$25,467,447	$34,316,706
Revenue recognized	(1,961,197)	(20,222,086)
Revenue deferred	12,862,851	19,196,016
Deferred revenue, ending balance	36,369,101	33,290,636
Less: current portion	(30,211,054)	(13,349,641)
Deferred revenue, long term	$6,158,047	$19,940,995

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $935,000 as of September 30, 2025 and December 31, 2024. The amounts of restricted cash and cash equivalents held as of September 30, 2025, are to secure the standby letter of credit with landlords. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of September 30, 2025 and 2024:

	2025	2024
Cash and cash equivalents	$12,284,675	$10,566,294
Restricted cash and cash equivalents	935,000	1,119,565
Cash and cash equivalents, and restricted cash and cash equivalents	$13,219,675	$11,685,859

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable — related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. To reflect the timing of the offset agreement, a portion of the SDE receivable is presented as a long-term asset. During the nine months ended September 30, 2025 and 2024, the Company made cash payments to SDE in the amount of $31.3 million and $35.1 million, respectively, and anticipates continuing to make cash payments to SDE in future years. As of September 30, 2025 and December 31, 2024, the outstanding balance of net accounts (payable) receivable from related party was as follows:

	2025	2024
Accounts receivable – related party	$3,000,592	$7,500,592
Less: accounts payable – related party	(3,087,322)	(3,663,726)
Net accounts (payable) receivable - related party	(86,730)	3,836,866
Less: accounts receivable – related party, net of current portion	—	(1,500,592)
Net accounts (payable) receivable - related party, current	$(86,730)	$2,336,274

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

During the nine months ended September 30, 2025, the Company made $2.7 million in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2024, the Company made $1.7 million in prepaid royalty payments related to the ARK: Survival Ascended DLC’s which have not yet been released. Prepaid expenses — related party consisted of the following as of September 30, 2025 and December 31, 2024:

	2025	2024
Prepaid royalties	$7,084,223	$4,378,594
Prepaid licenses	7,500,000	7,500,000
Other prepaids	8,194	21,291
Prepaid expenses - related party, ending balance	14,592,417	11,899,885
Less: short-term portion	(9,009,917)	(2,521,291)
Total prepaid expenses - related party, long-term	$5,582,500	$9,378,594

The amount classified as short-term, as of September 30, 2025, includes prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

In October 2024, the Company entered into a collaborative arrangement for the development and publishing of a new title with a third party developer. In accordance with the agreement, the Company will pay $1.5 million to the developer as prepaid royalties, to be recovered prior to any profit sharing on sales of the title. In addition to the financial responsibilities, the Company is responsible for the marketing, publishing, and distribution of the game and is providing substantial creative and technical input in the development of the game. The developer will retain ownership of the IP and is responsible for the overall development of the game. The game has not yet been released and accordingly is not reflected in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, the Company made $0.5 million of the prepaid royalty payments, and the amount is capitalized in the other prepaids. Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

	2025	2024
Other receivables	$216,749	$549,103
Deferred offering costs	105,411	105,411
Other prepaids	722,443	550,270
Other current assets	286,500	641,240
Total prepaid expenses and other current assets	$1,331,103	$1,846,024

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024:

	2025	2024
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,360,840	1,809,214
Furniture and fixtures	411,801	411,801
Property and equipment	9,073,378	9,521,752
Accumulated depreciation	(4,889,496)	(5,143,400)
Property and equipment, net	$4,183,882	$4,378,352

Depreciation expense was $67,915 and $72,402 for the three months ended September 30, 2025, and 2024, respectively. Depreciation expense was $203,579 and $235,294 for the nine months ended September 30, 2025 and 2024, respectively. The Company has disposals of computer and equipment of $457,484 in the three and nine months ended September 30, 2025 and no disposals in the three and nine months ended September 30, 2024.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consist of game licenses, game software underlying intellectual property rights, internally developed software, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$136,665,000	$(136,665,000)	$—	$—	3 - 5 years
License rights	5,985,896	(3,108,734)	—	2,877,162	5 years
Software	1,417,415	(181,929)	—	1,235,486	3 - 5 years
Trademark	10,745	(10,745)	—	—	12 years
In-progress patent	270,886	—	—	270,886
Total:	$144,349,942	$(139,966,408)	$—	$4,383,534

	December 31, 2024
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$136,955,000	$(136,665,000)	$—	$290,000	3 - 5 years
License rights	3,420,000	(3,007,000)	—	413,000	5 years
Software	51,784	(51,784)	—	—	3 - 5 years
Trademark	10,745	(10,717)	—	28	12 years
In-progress patent	270,886	—	—	270,886
Total:	$140,708,415	$(139,734,501)	$—	$973,914

Amortization expense was $111,557 and $10,432 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $190,981 and $31,296 for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The weighted average remaining useful life for which amortization expense will be recognized is 4.2 years as of September 30, 2025. The Company has capitalized $1.9 million in development costs for titles that have reached technological feasibility but have not yet launched, and as such, are included in the thereafter amount in the table below. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2025	$111,126
2026	444,501
2027	444,501
2028	444,501
2029	444,501
Thereafter	2,494,404
$4,383,534

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 10 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail. In July 2024, the Company entered into another software development, publishing and distribution agreement with Suzhou Snail. Under the terms of the agreements Suzhou Snail will develop a game for distribution by the Company and the Company will make $4.5 million in milestone payments during the development of the game and an ongoing royalty on sales of the game. The Company made $0.5 million in milestone payments under the July contract, in 2025. In December 2024, the Company entered into an agreement with Suzhou Snail for the development of an application to deliver short film content to end users. In accordance with the agreement Suzhou Snail will develop the app for release and will receive $290,000 as a development fee. As of September 30, 2025 and December 31, 2024, the development fee has been capitalized as an intangible asset in the Company’s condensed consolidated balance sheets.

As of September 30, 2025, the Company had an accounts payable - related party balance for payments made on behalf of Suzhou Snail for licensing, legal and marketing costs prior to the Company’s IPO. The Company also has accounts receivable – related party balance due from Suzhou for royalties collected on behalf of the Company prior to its IPO. The accounts receivable – Suzhou are due on demand. The Company has the legal right to offset amounts payable to the related party, including royalties and research and development fees, against the related party accounts receivable. The offset right is determinable, mutual and enforceable under applicable law. The Company intends to exercise this right to offset in future periods.

In January 2025, the Company extended its outsource agreement with Suzhou Snail for the research and development of For the Stars. In consideration, the Company will pay Suzhou Snail twelve equal monthly payments of $340,600, beginning on January 1, 2025. In August 2025, the Company entered into a Game Testing Service agreement with Suzhou Snail for the research and development testing for cross-platform game testing services. In consideration, the Company will pay $240,000 in four quarterly installments of $60,000 through June 2026. Additionally, in August 2025, the Company entered into a Short Drama Production agreement with Suzhou Snail in providing technical development, marketing and operational services related to the SaltyTV platform. In consideration, the Company will pay $720,000, payable in quarterly installments of $180,000 through June, 2026. During the three months ended September 30, 2025 and 2024, the Company incurred $34,563 and $46,714, respectively as license costs due to Suzhou Snail that are included in cost of revenues. During the nine months ended September 30, 2025 and 2024, the Company incurred $100,949 and $138,115, respectively as license costs due to Suzhou Snail and included in cost of revenues. During the three and nine months ended September 30, 2025, respectively, the Company incurred $1,761,800 and $4,805,400 of research and development costs from Suzhou Snail; and made $1,862,400 and $5,267,800 in payments to Suzhou Snail for royalties and research and development costs. The royalty payments are included in costs of revenues and research and development costs are included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) or capitalized as intangible assets, net in the condensed consolidated balance sheets. Accounts payable – related parties consisted of the following as of September 30, 2025 and December 31, 2024:

	2025	2024
Accounts payable - Suzhou	$52,296,032	$52,998,084
Less: accounts receivable - Suzhou	(37,614,912)	(37,614,913)
Accounts payable – SDE	86,729	—
Total accounts payable – related parties	$14,767,849	$15,383,171

NOTE 11 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal were due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $107,255 and $105,759, as of September 30, 2025 and December 31, 2024, respectively. The Company earned $504 in interest on the related party loans receivable during the three months ended September 30, 2025 and 2024, respectively. The Company earned $1,496 and $1,501 in interest on the related party loans receivable during the nine months ended September 30, 2025 and 2024, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 12 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	September 30, 2025	December 31, 2024
2021 Revolving Loan - On June 21, 2023, the Company amended its revolving loan agreement (“amended revolver”) and decreased the maximum balance from $9,000,000 to $6,000,000. The revolving maturity date of the revolving loan is extended to June 30, 2026, and has an annual interest rate equal to the prime rate less 0.25% and a floor of 6.50%. At September 30, 2025, the interest rate on this loan was 7.0%. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt covenants of this loan for the trailing twelve month period ended September 30, 2025 and received a waiver from the lender.	$3,000,000	$3,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with a financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. The loan is secured by the Company’s building, with a carrying value of $4.2 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with the debt covenants of this loan for the trailing twelve month period ended September 30, 2025 and received a waiver from the lender.	2,658,131	2,722,549
2025 Convertible Notes – On February 21, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $3,300,000. The notes had an interest rate of 5.0% and will be paid in consecutive monthly installments beginning May 21, 2025 and will mature on February 21, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time. The Company elected the fair value option to account for the convertible notes and recognized a fair value adjustment of $268,220 on the notes during the nine months ended September 30, 2025.	1,598,589	—
2025 Term Loan – On June 10, 2025, the Company entered into a term loan agreement with a principal balance of $3,500,000. The note has a floating rate of 0.50% in excess of the Wall Street Journal Prime Rate and a floor of 6.50%, and will be paid in monthly installments starting July 1, 2025, and maturing June 30, 2028. As of September 2025, the interest on this loan is 8.0%. In the event of a default, the Company could be required to pay the lender the entire principal balance, plus any accrued and unpaid interest immediately due and payable, without notice or demand. Collateral includes all of the borrower’s rights, title, and interest in all assets, including but not limited to accounts, equipment, deposits, intellectual property and books and records. Debt covenants of this loan requires the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was not in compliance with debt covenants of this loan for the trailing twelve month period ended September 30, 2025 and received a waiver from the lender.	3,228,341	—

Total debt	10,485,061	5,722,549
Less: current portion of promissory note	2,658,131	2,722,549
Less: revolving loan	3,000,000	3,000,000
Less: current portion of term loan	3,228,341	—
Less: convertible notes at fair value	1,598,589	—
Total long-term debt	$—	$—

Total interest expense for the above debt and revolver loan amounted to $116,530 and $73,707 for the three months ended September 30, 2025 and 2024, respectively. Total interest expense for the above debt and revolver loan amounted to $426,382 and $611,972 for the nine months ended September 30, 2025 and 2024, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $3,432 and $2,611 are included as part of interest expense for the three months ended September 30, 2025 and 2024, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $9,678 and $343,226 are included as part of interest expense for the nine months ended September 30, 2025 and 2024, respectively. The Company has a weighted average interest rate of 6.1% and 5.6% on its short-term obligations as of September 30, 2025 and December 31, 2024, respectively. The Company was not in compliance with its debt covenants related to the 2021 Revolving Note, 2021 Promissory note and 2025 Term Loan for the trailing twelve months ended September 30, 2025 and received a waiver from the lender for the breach. While waivers were received, it is probable that the Company will fail these covenants again within the next twelve months and accordingly the Company has classified the long-term portion of its promissory note and term loan as current.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt based on contractual payments, as of September 30, 2025:

Years ending December 31,	Amount
Remainder of 2025	$1,375,517
2026	4,871,942
2027	1,314,104
2028	619,525
2029	99,101
Thereafter	2,260,577
$10,540,766

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

The Company determined that the 2023 Convertible Notes included features that required bifurcation from the debt host and met the criteria to be accounted for as a derivative liability that is accounted for at fair value. On the date of issuance, the compound derivative had an estimated fair value that was not significant due to the remoteness of the events that would trigger the redemption features. The derivative liability uses level 3 inputs, is to be measured at fair value each reporting date with change in fair value being reported in other income. The change in fair value during the three and nine months ended September 30, 2025 was $0. The change in fair value during the three and nine months ended September 30, 2024, was not significant and as such, was not recorded.

The debt discount was amortized to interest expense over the maturity period using the effective interest method at a rate of 103.4%. The effective interest rate was based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. For the three and nine months ended September 30, 2024, the Company recognized $121,796 of interest expense related to the 2023 Convertible Notes, comprising of $8,325 of contractual interest expense, $87,958 in accretion and $25,513 of amortization of debt discount and issuance costs. There were no changes to these amounts during the three months ended September 30, 2024, as activity remained consistent with the prior quarter.

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

The Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the 2025 Convertible Notes to simplify the reporting. The 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. From the date of issuance through September 30, 2025, the change in fair value was as follows:

Fair value, at issuance	$3,000,000
Principal payments	(1,414,705)
Conversion to common stock	(231,000)
Change in fair value	244,294
Fair value at September 30, 2025	$1,598,589

The change in fair value of $244,294 is reported in other income in our condensed consolidated statement of operations and comprehensive income (loss) and $23,925 is recorded in other comprehensive income (loss) due to the change in credit spread from issuance to September 30, 2025, prior to tax adjustment. The portion of the total change in the fair value of the 2025 Convertible Notes that is attributable to changes in the Company’s own credit risk (the “credit component”) is estimated each reporting date using a with-and-without approach. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (33.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (31.2%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

The Company used the binomial lattice framework to determine the fair value of each maturity payout. Accordingly, the valuation uses a range of level 3 inputs to evaluate each maturity payout individually. The range of level 3 inputs used on the issuance date and as of September 30, 2025 are as follows:

	September 30, 2025	February 21, 2025
Stock price	$1.09	$2.09
Exercise price	92% VWAP or $5.00	92% VWAP or $5.00
Contractual term (year)	0.06-0.39	0.24-1.00
Volatility	61.8% - 82.2%	117.0% - 190.9%
Risk-free rate	3.91% - 4.16%	4.11% - 4.29%

The weighted average volatility, risk-free rate and contractual term used in the valuation was 73.1%, 4.04%, and 0.22 years as of September 30, 2025, respectively.

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

The Company recognized an income tax benefit of $1,564,152 and income tax expense of $157,938 for the three months ended September 30, 2025 and 2024, respectively. The Company recognized an income tax expense of $10,833,616 and $269,501 for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024 the Company’s effective tax rate was 75% and 28%, respectively. The Company’s effective tax rate differed from the federal statutory rate of 21% during the nine months ended September 30, 2025 primarily due to the impact of the valuation allowance recorded against U.S. net deferred tax assets. The Company’s effective tax rate differed from the federal statutory rate during the nine months ended September 30, 2024 primarily due to state taxes and permanent differences.

The Company reassessed the realizability of its U.S. deferred tax assets as of September 30, 2025. After considering all available positive and negative evidence—including cumulative losses in recent periods, operating results for the nine months ended September 30, 2025, and updated projections of future taxable income—the Company concluded that it remains more likely than not that its U.S. net deferred tax assets will not be realized. Accordingly, the full valuation allowance recorded in the second quarter of 2025 continues to be maintained. No additional valuation allowance adjustments were recorded during the third quarter of 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing several changes to U.S. tax law. Among other provisions, the OBBBA allows taxpayers to immediately expense domestic research and experimental (“R&E”) expenditures beginning in 2025 and provides an election to accelerate amortization of any remaining unamortized domestic R&E costs over a one- or two-year period starting with the 2025 tax year. In accordance with ASC 740, Accounting for Income Taxes, the effects of the OBBBA were recognized in the Company’s financial statements for the quarter ended September 30, 2025. The enactment of the OBBBA reduced the Company’s forecasted U.S. current income tax expense for 2025; however, the changes did not result in any net impact to the Company’s U.S. deferred tax balances, as those deferred tax assets remain fully offset by a valuation allowance previously established in the second quarter of 2025.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 14 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit was valid for a one-year term and was amended in January 2021 to extend to January 31, 2026. As of September 30, 2025 and December 31, 2024, the Company’s net operating lease right-of-use assets amounted to $407,550 and $1,279,330, respectively. The Company has entered into an operating lease for a vehicle that commenced on June 15, 2025. The term for this lease is 36 months, with a fair value purchase option which the Company is not reasonably certain it will exercise. Additionally, the Company has entered into an operating lease for a building that commenced on August 15, 2025. The term for this lease is 24 months, set to expire in August 22, 2027. The Company had variable lease payments of approximately $37,855 and $33,790 during the three months ended September 30, 2025 and 2024, respectively, and approximately $113,997 and $95,962 during the nine months ended September 30, 2025 and 2024, respectively, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease costs	$433,128	$417,492	$1,281,908	$1,214,004

Supplemental information related to operating leases for lease liabilities as of September 30, 2025 and September 30, 2024, is as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,281,135	$1,207,837
Weighted average remaining lease term	1.2 years	1.3 years
Weighted average discount rate	5.30%	5.12%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of September 30, 2025 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
Remainder of 2025	$224,787	$2,693	$222,094
2026	84,736	7,009	77,727
2027	71,095	2,644	68,451
2028	19,443	222	19,221
Total future lease payments	$400,061	$12,568	$387,493

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

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Chief Executive Officer, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County. Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. The Company disputes the allegations and the amount of damages. The Company has responded to the complaint with an answer and cross-complaint. The cross-complaint seeks return for the $130,000 security deposit. The landlord has answered and denied the allegations of the cross-complaint. Snail Games USA Inc. denies exercising the option to extend and has vigorously defended against the claims asserted. The Plaintiff recently amended its complaint to expand its claims in the ongoing litigation by adding Mr. Hai Shi and the Company as additional defendants. The landlord alleges that the Company is exclusively controlled by Mr. Shi and they act as the alter egos of Snail Games USA, Inc. and INDIEV and therefore should be liable for the underlying liability. Once again, the Company denies these new allegations and will vigorously defend against these new claims. The present trail date is February 2026, but the Company will and has filed several law and motions contesting the new and existing claims.

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

Commitments

The Company routinely enters contracts with related party developers for the development of new games. These agreements ordinarily include contractual payments to the developers for several milestones that occur at various times through 2026. The aggregate amount of development commitments to related party developers is $2.7 million as of September 30, 2025. The Company also has a license agreement with its related party SDE for the exclusive publishing rights of the ARK franchise. In consideration of the publishing rights the Company will pay SDE a fixed monthly license fee of $2.0 million until ARK II releases. Our commitments assume satisfactory performance by our related party software developer. See Note 10 – Accounts Payable – Related Party and Note 19 – Subsequent Events for more information.

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

	For the three months ended September 30,		For the Nine months ended September 30,
	2025	2024	2025	2024
Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$(1,847,559)	$51,312	$(6,066,325)	$154,972
Net income (loss) attributable to Class B common stockholders	(6,016,982)	183,835	(20,306,646)	556,996

Total net income (loss) attributable to Snail Inc.	$(7,864,541)	$235,147	$(26,372,971)	$711,968
Class A weighted average shares outstanding - basic	8,827,465	8,024,369	8,588,235	7,998,686
Class B weighted average shares outstanding - basic	28,748,580	28,748,580	28,748,580	28,748,580
Class A and B basic earnings (loss) per share	$(0.21)	$0.01	$(0.71)	$0.02

Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$(1,847,559)	$51,312	$(6,066,325)	$154,972
Dilutive effects of convertible note and related warrants	—	—	—	(27,532)
Net income (loss) attributable to Class A common stockholders	$(1,847,559)	$51,312	$(6,066,325)	$127,440
Net income (loss) attributable to Class B common stockholders	$(6,016,982)	$183,835	$(20,306,646)	$556,996

Dilutive effects of convertible note and related warrants	(157,674)	—	(278,492)	(98,955)
Net income (loss) attributable to Class B common stockholders	$(6,174,656)	$183,835	$(20,585,138)	$458,041
Class A weighted average shares outstanding – basic	8,827,465	8,024,369	8,588,235	7,998,686
Dilutive effects of convertible notes and related warrants	—	—	—	149,447
Class A weighted average shares outstanding - diluted	8,827,465	8,024,369	8,588,235	8,148,133
Class B weighted average shares outstanding - basic	28,748,580	28,748,580	28,748,580	28,748,580
Dilutive effects of common stock equivalents	—	—	—	—
Class B weighted average shares outstanding - diluted	28,748,580	28,748,580	28,748,580	28,748,580
Diluted earnings (loss) per Class A share	$(0.21)	$0.01	$(0.71)	$0.02
Diluted earnings (loss) per Class B share	$(0.21)	$0.01	$(0.72)	$0.02

For the three and nine months ended September 30, 2025, the convertible notes were excluded from the calculation of Diluted EPS due to the conversion price being above the Company’s average stock price for the fixed portion while the variable portion was anti dilutive based upon the reversal of the fair value adjustment. The following table provides a listing of shares excluded from the calculation of Diluted EPS due to their anti-dilutive effects:

	For the three months ended September 30,		For the Nine months ended September 30,
	2025	2024	2025	2024	Method
Excluded Shares:
Restricted stock units outstanding	1,260,690	1,155,371	1,260,690	1,155,371	Treasury
Equity line of credit warrants	334,314	367,647	334,314	367,647	Treasury
Underwriters warrants	120,000	120,000	120,000	120,000	Treasury
Convertible notes	1,012,029	—	1,330,607	637,736	If-Converted
Convertible notes warrants	—	1,607,849	—	—	Treasury

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

Due to their adjustment provisions, the warrants are classified as a liability on the condensed consolidated balance sheet. In January 2024 there was a conversion which triggered anti-dilutive features of the convertible note warrants, decreasing the exercise price and increasing the number of outstanding convertible notes warrants to 1,607,849. The fair value of the warrants at issuance has been estimated using a Black-Scholes pricing model as of September 30, 2025 and a Monte Carlo pricing model as of December 31, 2024 as follows:

	September 30, 2025	December 31, 2024
Stock price	$1.09	$1.86
Exercise price	$0.84	$0.84
Contractual term (years)	3.15	3.65
Volatility	82.0%	60.0%
Risk-free rate	3.59%	4.31%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5% as it is generally accepted that market participants to not pay for the full volatility.

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income. The measured fair value may be uncertain due to the use of unobservable inputs. At September 30, 2025 and December 31, 2024, the fair value of the warrant liability was $819,470 and $1,448,109, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. At September 30, 2024 and December 31, 2023, the fair value of the warrant liability was $305,601 and $480,281, respectively. The changes in fair value during the three and nine months ended September 30, 2025, amounted to an income of $247,072 and $628,639, respectively, included in other income in our condensed consolidated statement of operations and comprehensive income (loss). The changes in fair value during the three and nine months ended September 30, 2024, amounted to an income of $31,788 and $174,680, included in other income in our condensed consolidated statements of operations and comprehensive income (loss).

During the nine months ended September 30, 2025, the Investors exercised 189,285 warrants, for which the Company received $159,000 in proceeds and recorded a loss of $128,085 upon revaluation of the exercised warrants. The loss is included in other income in our condensed consolidated statements of operations and comprehensive income (loss). There were no such exercises during the nine months ended September 30, 2024. As of September 30, 2025, 391,664 of the convertible notes warrants have been exercised.

The Convertible Notes Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the three and nine months ended September 30, 2025 and 2024, was as follows:

	Value	Warrants
Fair value, at December 31, 2024	$1,448,109	1,405,470
Change in fair value	(487,857)	—
Exercises	(323,113)	(189,285)
Fair value at March 31, 2025	$637,139	1,216,185
Change in fair value	429,403	—
Fair value at June 30, 2025	$1,066,542	1,216,185
Change in fair value	(247,072)	—
Fair value at September 30, 2025	$819,470	1,216,185

	Value	Warrants
Fair value, at December 31, 2023	$480,281	714,285
Change in fair value	5,101	—
Anti-dilution adjustment	—	893,563
Fair value at March 31, 2024	$485,382	1,607,848
Change in fair value	(147,993)	—
Fair value at June 30, 2024	$337,389	1,607,848
Change in fair value	(31,788)	—
Fair value at September 30, 2024	$305,601	1,607,848

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. As of September 30, 2025, the Company has not sold any Class A common stock under the Equity Line Purchase Agreement.

The registration statement covering the offer and sale of up to 15,093,768 shares of Class A common stock was effective on October 10, 2023. The purchase price will be calculated as 92% of the volume weighted average prices of the Company’s common stock during normal trading hours for five business days prior to the closing date with respect of a purchase notice.

Concurrently with the signing of the Equity Line Purchase Agreement, the Company issued the equity line warrant to purchase 367,647 shares of its Class A common stock to the investor as a commitment fee. The total fair value, at the date of issuance, of the equity line warrant of approximately $105,411 was recorded as a liability and deferred offering cost and is included in prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants has been estimated using a Black-Scholes pricing model as of September 30, 2025 and a Monte Carlo pricing model as of December 31, 2024 as follows:

	September 30, 2025	December 31, 2024
Stock price	$1.09	$1.86
Exercise price	$1.50	$1.50
Contractual term (years)	2.90	3.65
Volatility	95.0%	60.0%
Risk-free rate	3.58%	4.31%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5%.

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At September 30, 2025 and December 31, 2024, the fair value of the warrant liability was $195,181 and $292,004 respectively, and included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three and nine months ended September 30, 2025, amounted to income of $63,894 and $96,823, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss). The changes in fair value during the three and nine months ended September 30, 2024, amounted to an income of $22,021 and $51,835, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2025 and 2024, 33,333 and 0 warrants have been exercised, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The Equity Line Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the three and nine months ended September 30, 2025 and 2024, was as follows:

	Value	Warrants
Fair value, at December 31, 2024	$292,004	334,314
Change in fair value	(151,661)	—
Fair value at March 31, 2025	$140,343	334,314
Change in fair value	118,732	—
Fair value at June 30, 2025	$259,075	334,314
Change in fair value	(63,894)	—
Fair value at September 30, 2025	$195,181	334,314

	Value	Warrants
Fair value, at December 31, 2023	$103,767	367,647
Change in fair value	(9,620)	—
Fair value at March 31, 2024	$94,147	367,647
Change in fair value	(20,194)	—
Fair value at June 30, 2024	$73,953	367,647
Change in fair value	(22,021)	—
Fair value at September 30, 2024	$51,932	367,647

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units’ activity with directors for the nine months ended September 30, 2025 and 2024, respectively.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	—	$—
Granted	337,774	1.35
Vested	(237,775)	1.35
Forfeited or cancelled	—	—
Outstanding as of September 30, 2025	99,999	$1.35

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	43,478	$1.38
Granted	—	—
Vested	(32,608)	(1.38)
Forfeited or cancelled	—	—
Outstanding as of September 30, 2024	10,870	$1.38

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the nine months ended September 30, 2025 and 2024.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	1,142,284	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(14,926)	(5.00)
Outstanding as of September 30, 2025	1,127,358	$5.00

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	1,165,247	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(20,746)	(5.00)
Outstanding as of September 30, 2024	1,144,501	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

As of September 30, 2025, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the nine months ended September 30, 2025 and 2024.

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

Stock-based compensation expense resulting from RSUs and PSUs of $42,405 and $13,966 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense (income) resulting from RSUs and PSUs of $300,047 and ($834,719) are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense resulting from PSUs of $2,648 and $1,034 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense (income) resulting from PSUs of $25,894 and ($62,174) are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025 and 2024, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2025 and 2024, the Company recognized approximately $72,978 of deferred income tax expense, and $175,291 of deferred income tax expense, respectively, related to our stock-based compensation expense.

As of September 30, 2025, our total unrecognized compensation cost related to RSUs and PSUs was approximately $1.4 million and is expected to be recognized over a weighted-average service period of 1.2 years.

NOTE 18 – OPERATING SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) is our Founder, Chief Executive Officer, Chief Strategy Officer, and Chairman Mr. Hai Shi. The CODM assesses performance and decides how to allocate resources based on net loss to evaluate operational efficiency and direct resources of the Company. Segment assets are reported on the condensed consolidated balance sheets as total assets. The table below presents segment revenue, operating profit and significant expenses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenues, net	$13,819,527	$22,530,372	$56,116,149	$58,252,751
Cost of revenues	13,805,121	13,823,944	43,299,471	39,369,816

Gross profit	14,406	8,706,428	12,816,678	18,882,935

Operating expenses:
Salaries and wages	3,682,601	2,662,293	10,427,812	6,303,255
Public company expenses	202,535	154,254	564,334	402,757
General and administrative	1,295,259	1,028,754	3,043,408	2,217,213
Research and development	3,731,441	3,885,926	10,634,595	7,523,329
Advertising and marketing	884,914	495,938	3,711,480	1,331,163
Depreciation and amortization	67,915	72,402	203,579	235,294
Total operating expenses	9,864,665	8,299,567	28,585,208	18,013,011

(Loss) income from operations	(9,850,259)	406,861	(15,768,530)	869,924

Total other (expense) income, net	420,413	(15,762)	226,784	106,895

(Loss) income before (benefit from) provision for income taxes	(9,429,846)	391,099	(15,541,746)	976,819

(Benefit from) provision for income taxes	(1,564,152)	157,938	10,833,616	269,501

Net (loss) income	$(7,865,694)	$233,161	$(26,375,362)	$707,318

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

NOTE 19 – SUBSEQUENT EVENTS

●	On October 3, 2025, a holder of the Company’s unsecured convertible note elected to convert $100,000 of principal into 111,491 shares of the Company’s class A common stock.
●	On October 24, 2025, the Company entered into a Securities Purchase Agreement with CROM Structured Opportunities Fund I, LP (“CROM”) and issued unsecured convertible notes with a principal amount of $2.2 million for total proceeds of $2.0 million, reflecting a 10% original issue discount.

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

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved has been a top-25 selling game on the Steam platform by gross revenue in each year we released an ARK DLC. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 107.4 million console and PC installs through September 30, 2025. See below for discussion of key performance metrics and non-GAAP measures. In the three and nine months ended September 30, 2025, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 216,000 and 233,000 daily active users (“DAUs”) on the Steam and Epic platforms, as compared to 210,000 and 212,000 in the three and nine months ended September 30, 2024, respectively. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended September 30, 2025 and 2024, we generated 88.4% and 88.7%, respectively, of our revenues from the ARK franchise. For the nine months ended September 30, 2025 and 2024, we generated 90.3% and 82.0%, respectively, of our revenues from the ARK franchise.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through September 30, 2025, our ARK franchise game has been played for 4.2 billion hours with an average playing time per user of 161 hours and with the top 21.4% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended September 30, 2025 and 2024, our net revenue was $13.8 million and $22.5 million, respectively. For the nine months ended September 30, 2025 and 2024, our net revenue was $56.1 million and $58.3 million, respectively. During the three months ended September 30, 2025, approximately 33.2% of our revenue came from consoles, 49.5% from PC and 13.1% from mobile as compared to 44.3% from consoles, 45.6% from PC and 4.6% from mobile during the three months ended September 30, 2024. During the nine month ended September 30, 2025, approximately 39.9% of our revenue came from consoles, 46.1% came from PC and 11.0% from mobile as compared to 41.7% from consoles, 46.7% from PC and 5.4% from mobile platforms during the nine month ended September 30, 2024. We had a net loss of $7.9 million compared to a net income of $0.2 million, for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, we had a net loss of $26.4 million as compared to net income of $0.7 million for the nine months ended September 30, 2024.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

Investments in our content strategy

We continuously evaluate and invest in content strategy to improve and innovate our games and features and to develop current technological platforms. We are currently actively investing in expanding our gaming pipeline as well as developing media related to our gaming intellectual property. We also continue to invest to grow our micro-influencer platform, NOIZ, by attracting new influencers and brand customers. We have established a new division internally under the Interactive Films brand. This division will focus on creating content in the vertical short film segment of the digital entertainment market. The mobile application has already launched on iOS and Android platforms. As of September 30, 2025, we have released sixty-seven short film dramas including licensed films from external organizations and expect a consistent roll out of new short film dramas.

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 54.6 million units between January 1, 2016 and September 30, 2025. During the three months ended September 30, 2025, we sold 1.1 million units consistent with 1.1 million in the three months ended September 30, 2024. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

Investments in our technology platform

We are focused on innovation and technology leadership in order to maintain our competitive advantage. We spend a portion of our capital on our research and development platform to continuously improve our technological offerings and gaming platform. Our proprietary video game technology includes a versatile game engine, development pipeline tools, advanced rendering technology and advanced server and network operations. Continued investment in improving the technology behind our existing gaming platforms as well as developing new software tools for new product offerings is important to maintaining our strategic goals, developer and creator talent, and financial objectives. For us to continue providing cutting-edge technology to our users and bringing digital interactive entertainment to market, we must also continue to invest in developmental and creative resources. For our users, we regularly invest in user-friendly features and enhance user experience in our games and platforms. As our industry moves towards increased use of cloud gaming and gaming as a service technology, our ability to bring interactive technologies to market will be an increasingly important part of our business. Furthermore, to accompany our entry into the vertical short film market, we have developed a distribution platform, the SaltyTV mobile application that allows users to access the content on demand.

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

Recent Developments

Gaming

In February 2025, we released a brand new DLC map for ARK: Survival Ascended, ARK: Astraeos. This expansive Greek methodology map offers over 264-square kilometers of playable area, filled with stunning scenery, ancient ruins, sacred temples, and powerful new bosses. Since release, we sold 574K units across Steam, PlayStation, and Xbox. We have also completed two new game acquisitions through our gaming network and partners as part of the larger effort to expand our games portfolio.

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

On June 18, 2025, the Lost Colony Expansion Pass pre-sale went live across Steam, PlayStation, and Xbox. The DLC is expected to be released later this year. To deepen our commitment to our ARK fans, we have included a brand-new ARK: Fantastic Tames – Drakelings as part of the expansion pass. The pre-sale exceeded our expectations, selling over 306K units through September 30, 2025. On October 7th, 2025, we further enhanced the value of the Lost Colony Expansion Pass by adding a completely new Fantastic Tames, Elderclaw to the bundle.

Furthermore, in an effort to broaden our portfolio offerings beyond the sandbox survival genre, we have released five indies games that cater to a broader set of audience in the second quarter of 2025; The Cecil: The Journey Begins, Chasmal Fear, Castle of Secrets, Zombie Rollerz: The Last Ship, and Robots at Midnight. Towards the end of the year, we have two exciting releases to round out 2025 in Rebel Engine, a fusion of the stylish combat of a hack-n’-slash with the lightning speed and bombastic gunplay of a ‘90s FPS into a wholly unique, fast-paced action game, and Echoes of Elysium, an airship-survival RPG set in the world of “Elysium” where players gather resources, craft, survive, build/customize airships, explore, and combat.

Film and TV

To bring more entertainment to our users, our short film mobile application, SaltyTV, brings exclusive, original stories from heart-racing thrillers to jaw-dropping romances to our viewers. We have released sixty-seven short film dramas through September 30, 2025 and expect a consistent roll out of new short film dramas throughout 2025 and beyond. In a strategic step forward in advancing the short-film business line, Snail Inc. subsidiary Interactive Films signed a Memorandum of Understanding (MOU) with Mega Matrix Inc. (NYSE American: MPU) for a joint development, production, and global distribution of short dramas. Furthermore, we expanded the short film dramas’ product scope with the release of a new game based on the produced stories; The Fame Game: Welcome to Hollywood, an adventure that follows an up-and-coming actor as he navigates the complexities of romance, ambition, and the unexpected truths hiding beneath the red carpet.

Digital Asset

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

Corporate

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

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 16.6% differed from the federal statutory tax rate of 21% primarily due to state income taxes, foreign withholding taxes, and permanent differences.

Results of Operations

Comparison of the three months ended September 30, 2025 versus the three months ended September 30, 2024

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Revenues, net	$13.8	$22.5	$(8.7)	(38.7)%
Cost of revenues	13.8	13.8	—	(0.1)%
Gross profit	—	8.7	(8.7)	(99.8)%
Operating expenses:
General and administrative	4.8	3.8	1.0	26.0%
Research and development	3.7	3.9	(0.2)	(4.0)%
Advertising and marketing	0.9	0.5	0.4	78.4%
Depreciation and amortization	0.2	0.1	0.1	6.2%
Impairment of film assets	0.3	—	0.3	100%
Total operating expenses	9.9	8.3	1.6	18.9%
Income (loss) from operations	$(9.9)	$0.4	$(10.3)	(2,521.0)%

Revenues

Net revenues for the three months ended September 30, 2025 decreased by $8.7 million, or 38.7%, compared to the three months ended September 30, 2024. Total ARK sales increased $2.2 million mainly attributed to $2.1 million from ARK: Survival Ascended and $0.5 million from the release of ARK: Aquatica, and SaltyTV sales increased $0.3 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in sales was more than offset by the increase in deferred revenue of $10.9 million primarily from ARK: Survival Ascended and a decrease in revenues related to Bellwright of $0.5 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Cost of revenues

Cost of revenues for the three months ended September 30, 2025 remained consistent when compared to the three months ended September 30, 2024.

Cost of revenues for the three months ended September 30, 2025 and 2024 comprised the following:

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Software license royalties - related parties	$3.3	$5.3	$(2.0)	(37.3)%
Software license royalties	—	0.3	(0.3)	(85.8)%
Licensing fees - related party	6.0	6.0	—	—%
License and amortization	0.5	—	0.5	100.0%
Merchant fees	0.5	0.2	0.3	102.4%
Engine fees	1.9	0.9	1.0	121.2%
Internet, server and data center	1.6	1.1	0.5	42.7%
Other	—	—	—	(62.2)%
Total:	$13.8	$13.8	$—	(0.1)%

Cost of revenues for the three months ended September 30, 2025 included a decrease of $2.0 million in software license royalties – related parties, attributable to the deferred revenues recognition of ARK sales, a decrease of $0.3 million in software license royalties, partially offset by an increase in engine fees of $1.0 million due to a one time engine fee expense, an increase of $0.5 million in license and amortization due to the increased depreciable base of intangible assets in 2025, an increase of $0.5 million in internet, server and data center and an increase in merchant fees of $0.3 million related to the increased ARK: Ultimate Mobile Edition revenues.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2025 increased by $1.0 million, or 26.0%, compared to the three months ended September 30, 2024. The increase in general and administrative expenses was due to an increase in salaries and wages of $0.5 million, an increase in contractors expense of $0.4 million, an increase in legal and professional fees of $0.1 million, an increase in insurance costs of $0.1 million and an increase in office expenses of $0.1 million, partially offset by a decrease in other tax expenses of $0.2 million.

Research and development expenses

Research and development expenses for the three months ended September 30, 2025 decreased by $0.2 million, or 4.0%, compared to the three months ended September 30, 2024. The decrease in research and development expenses was due to lower development milestone payments of the Suzhou Snail development contract for For the Stars and Nine Yin Sutra: Immortal offset by increases in internal research and development salaries as the Company continues to expand its internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the three months ended September 30, 2025 increased by $0.4 million, or 78.4%, compared to the three months ended September 30, 2024. The increase in advertising and marketing expenses was due to the increased advertising campaigns for our ARK: Aquatica DLC and SaltyTV application and related offerings.

Impairment of film assets

Impairment of film assets for the three months ended September 30, 2025 increased by $0.3 million, or 100.0%, compared to the three months ended September 30, 2024. The increase in impairment of film assets was due to the underperformance of specific film assets and changes in the market conditions affecting expected future cash flow during the three months ended September 30, 2025.

Other Factors Affecting Net Income (Loss)

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Interest income	$0.5	$0.1	$0.4	611.9%
Interest expense	(0.2)	(0.1)	(0.1)	102.3%
Other income	0.1	0.1	—	74.3%
Income tax benefit (provision)	1.6	(0.2)	1.8	(1,090.4)%

Interest income

Interest income was $0.5 million and $0.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively. The increase was due to the interest portion of the IRS refunds received during the three months ended September 30, 2025.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased slightly for the three months ended September 30, 2025 due to the increased the average debt during the three months ended September 30, 2025.

Other income

Other income was $0.1 million for the three months ended September 30, 2025 and 2024. There was an increase in the revaluation of convertible notes of $0.2 million that was offset by a decrease in the revaluation of warrant liabilities of $0.3 million in the three months ended September 30, 2025 in comparison to the recognition of $0.1 million in other income during the three months ended September 30, 2024 for the revaluation of the Company’s warrant liabilities.

(Benefit from) Provision for income taxes

The Company had an income tax benefit of $1.6 million and an income tax provision of $0.2 million for the three months ended September 30, 2025 and 2024, respectively. This is primarily due to the Company being in a net loss position during the three months ended September 30, 2025 while recognizing a net income in the three months ended September 30, 2024. Our effective income tax rate was 16.6% and 40.4% during the three months ended September 30, 2025 and 2024, respectively.

Comparison of the nine months ended September 30, 2025 versus the nine months ended September 30, 2024

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Revenues, net	$56.1	$58.3	$(2.2)	(3.7)%
Cost of revenues	43.3	39.4	3.9	10.0%
Gross profit	12.8	18.9	(6.1)	(32.1)%
Operating expenses:
General and administrative	13.3	9.0	4.3	48.9%
Research and development	10.6	7.5	3.1	41.4%
Advertising and marketing	3.7	1.3	2.4	178.8%
Depreciation and amortization	0.2	0.2	—	(13.5)%
Impairment of film assets	0.8	—	0.8	100.0%
Total operating expenses	28.6	18.0	10.6	58.7%
Income (loss) from operations	$(15.8)	$0.9	$(16.7)	(1,912.6)%

Revenues

Net revenues for the nine months ended September 30, 2025 decreased by $2.2 million, or 3.7%, compared to the nine months ended September 30, 2024. Total ARK sales increased $13.7 million and SaltyTV increased $0.6 million during the nine months ended September 30, 2025 compared to September 30, 2024. The sales increase was more than offset by the increase in deferred revenue of $11.9 million primarily from ARK: Survival Ascended, a decrease in revenues related to Bellwright of $2.6 million, a decrease in Angela Games revenues of $1.2 million and a non-recurring Angela Games settlement of $0.6 million occurring in 2024.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2025 increased by $3.9 million, or 10.0%, compared to the nine months ended September 30, 2024.

Cost of revenues for the nine months ended September 30, 2025 and 2024 comprised the following:

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Software license royalties - related parties	$14.4	$13.3	$1.1	8.4%
Software license royalties	0.1	0.5	(0.4)	(71.9)%
Licensing fees - related party	18.0	18.0	—	—%
License and amortization	1.2	—	1.2	100.0%
Merchant fees	1.5	0.7	0.8	124.2%
Engine fees	3.6	3.2	0.4	15.5%
Internet, server and data center	4.3	3.7	0.6	16.2%
Other	0.1	—	0.1	41.1%
Total:	$43.2	$39.4	$3.8	10.0%

The increase in cost of revenues for the nine months ended September 30, 2025 was due to an increase of $1.1 million in software license royalties – related parties, a result of increased ARK revenues, an increase of $1.2 million in license and amortization due to the increased depreciable base of intangible assets in 2025, an increase in merchant fees of $0.8 million related to the increased ARK: Ultimate Mobile Edition revenues, an increase of $0.6 million in internet, server and data center and other costs related to advertising of $0.1 million, an increase in engine fees of $0.4 million, partially offset by decreased software license royalties of $0.4 million.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2025 increased by $4.3 million, or 48.9%, compared to the nine months ended September 30, 2024. The increase in general and administrative expenses was due to an increase in salaries and wages of $2.5 million, the result of the Company recording $0.3 million in stock compensation expense in 2025 versus an income related to stock based income compensation of ($0.8) million in 2024 and the Company’s increased headcount in 2025, an increase in contractors expense of $0.7 million, an increase in office expense of $0.4 million, an increase in legal and professional fees of $0.3 million, an increase in insurance expenses of $0.2 million, an increase in travel expense of $0.1 million, partially offset by a decrease in other tax expense of $0.1 million.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2025 increased by $3.1 million, or 41.4%, compared to the nine months ended September 30, 2024. The increase in research and development expenses was due to the outsourced development of For the Stars and Nine Yin Sutra: Immortal paid through Suzhou Snail and an increase in internal research and development salaries as the Company continues to expand its internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the nine months ended September 30, 2025 increased by $2.4 million, or 178.8%, compared to the nine months ended September 30, 2024. The increase in advertising and marketing expenses was due to the Company’s presence at the Game Developers Conference (“GDC”) during the nine months ended September 30, 2025, and increased advertising campaigns for our ARK: Aquatica DLC and Wandering Wizard titles and SaltyTV application and related offerings in 2025.

Impairment of film assets

Impairment of film assets for the nine months ended September 30, 2025 increased by $0.8 million, or 100.0%, compared to the nine months ended September 30, 2024. The increase in impairment of film assets was due to the Company’s underperformance of certain short films and changes in the market conditions affecting expected future cash flow during the nine months ended September 30, 2025. There were no such impairments during the nine months ended September 30, 2024.

Other Factors Affecting Net Income (Loss)

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Interest income	$0.6	$0.2	$0.4	146.6%
Interest expense	(0.4)	(0.6)	0.2	(29.9)%
Other income	0.2	0.5	(0.3)	(64.8)%
Income tax provision	(10.8)	(0.3)	(10.5)	(3,919.9)%

Interest income

Interest income was $0.6 million and $0.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The increase was due to the interest portion of IRS refunds received during the nine months ended September 30, 2025.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense decreased by $0.2 million for the nine months ended September 30, 2025 because of lower average debt during the nine months ended September 30, 2025.

Other income

Other income decreased by $0.3 million for the nine months ended September 30, 2025, in comparison to the nine months ended September 30, 2024. The decrease is due to the recognition of a $0.5 million expense attributable from the revaluation of warrant liabilities and recognized litigation revenues of $0.1 million related to a revenue share agreement resulting for a settlement of Angela Games in the nine months ended September 30, 2025. This is partially offset by the revaluation of the convertible notes of $0.3 million during the nine months ended September 30, 2025.

Provision for income taxes

The Company had provision of income taxes of $10.8 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. This is primarily due to the impact of the valuation allowance recorded against U.S. net deferred tax assets. Our effective income tax rate was (69.7%) and 27.6% during the nine months ended September 30, 2025 and 2024, respectively.

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

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(in millions)
Units Sold(1)	1.1	1.1	—	7.8%	4.8	3.5	1.3	38.7%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units sold remained consistent at 1.1 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The Company’s units sold increased due to sales of ARK franchise IPs by 0.1 million units. This was offset by the decline in sales of ARK: Survival Evolved and its related DLC’s of 0.1 million units.

Units sold increased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, by 1.3 million units, or 38.7%. The Company’s units sold increased due to an increase in sales of ARK: Survival Evolved and its related DLC’s of 0.8 million units, and an increase in sales of ARK: Survival Ascended and its related DLC’s of 0.7 million units. This increase was partially offset by the decrease of units sold of Bellwright of 0.2 million during the nine months ended September 30, 2025.

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

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions)
Total net revenue	$13.8	$22.5	$(8.7)	(38.7)%	$56.1	$58.3	$(2.2)	(3.7)%
Change in deferred net revenue	3.8	(6.4)	10.2	(159.9)%	10.9	0.4	10.5	2,942.1%
Bookings	$17.6	$16.1	$1.5	9.3%	$67.0	$58.7	$8.3	14.3%

For the three months ended September 30, 2025, bookings increased by $1.5 million or 9.3%, compared to the three months ended September 30, 2024, driven by various sales promotions in 2025 that did not occur in 2024, specifically around ARK: Survival Evolved and the release of ARK: Lost Colony and ARK: Aquatica in 2025.

For the nine months ended September 30, 2025, bookings increased by $8.4 million, or 14.3%, compared to the nine months ended September 30, 2024, because of the releases of ARK: Survival Ascended DLC Astraeos in the first quarter of 2025, sales promotions that were the first of their kind on ARK: Survival Evolved in 2025, the release of ARK: Lost Colony to presale in 2025, and the release of ARK: Aquatica.

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

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure.

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions)
Net (loss) income	$(7.9)	$0.2	$(8.1)	(3,473.5)%	$(26.4)	$0.7	$(27.1)	(3,828.9)%
Interest income and interest income – related parties	(0.5)	(0.1)	(0.4)	705.2%	(0.6)	(0.2)	(0.4)	145.0%
Interest expense	0.2	0.1	0.1	102.3%	0.4	0.6	(0.2)	(29.9)%
Provision for (benefit from) income taxes	(1.6)	0.2	(1.8)	(1,090.4)%	10.8	0.3	10.5	3,919.9%
Depreciation expense	0.1	0.1	—	(6.2)%	0.2	0.2	—	(13.5)%
EBITDA	$(9.7)	$0.5	$(10.2)	(2,038.6)%	$(15.6)	$1.6	$(17.2)	(1,053.9)%

For the three months ended September 30, 2025, EBITDA decreased by $10.2 million, or 2,038.6%, compared to the three months ended September 30, 2024, primarily because of an increase in net loss of $8.1 and a decrease in the provision for income taxes of $1.8 million, partially offset an increase in interest income and interest income – related parties of $0.4 million.

For the nine months ended September 30, 2025, EBITDA decreased by $17.2 million, or 1,053.9%, compared to the nine months ended September 30, 2024, primarily because of an increase in net loss of $27.1 million, a decrease in interest expense of $0.2 million, partially offset by an increase in provision for income taxes of $10.5 million and increase in interest income and interest income – related parties of $0.4 million.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $12.3 million and $7.3 million as of September 30, 2025 and December 31, 2024, respectively.

Our restricted cash and cash equivalents were $0.9 million as of September 30, 2025 and December 31, 2024. Our restricted cash primarily consists of time deposits and is used as security for certain of our debt instruments and to secure standby letters of credit with certain of our landlords.

As of September 30, 2025, our 2021 Revolving Loan has a balance of $3.0 million and is due and payable in June 2026. Additionally, in February 2025 the Company issued convertible notes with a par value of $3.3 million which mature in February 2026. The Company also obtained a term loan note of $3.5 million in June 2025 with a maturity date of June 2028. In concurrence with the registration of the 2023 convertible notes shares the Company registered shares for distribution in an equity line of credit. The Company has the right, but not the obligation, to sell up to $5.0 million in Class A common stock to the investor. The Company was not in compliance with its debt covenants related to the 2021 Revolving Note, 2021 Promissory note and 2025 Term Loan for the trailing twelve months ended September 30, 2025. The Company received a waiver for the covenant breach during the trailing twelve months ended September 30, 2025. As such, the Company has classified the long-term portion of its promissory note and term loan as current. There is no guarantee that the Company will receive a waiver from the lender if the covenants of the loans are breached in the future. In the event of a future breach of the debt covenants the lender has the right, but not the obligation, to declare all or any part of the debt as due immediately and cease making any advances or extend any further credit to the Company.

The Company has raised capital through the issuance of the convertible notes, equity line of credit, and the distribution agreement entered into with our retail partner which provided advanced royalties. For example, on October 24, 2025, the Company entered into a Securities Purchase Agreement with CROM Structured Opportunities Fund I, LP (“CROM”), whereby it issued an unsecured convertible note with a principal amount of $2.2 million for total gross proceeds of $2.0 million, reflecting a 10% original issue discount. Nonetheless, we may need to raise additional capital and issue registered shares to draw on an equity line of credit if needed. The need for additional capital depends on many factors, including, among other things, whether we can successfully renegotiate the terms of our debt arrangements, the rate at which our business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. We cannot provide assurance that we will be able to successfully access any such equity or debt financings, that the required equity or debt financings would be available on terms acceptable to us, if at all, or that any such financings would not be dilutive to our stockholders.

Our current unrestricted cash position of approximately $12.3 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Net cash flows provided by operating activities	$4.2	$2.0	$2.2	104.1%
Net cash flows used in investing activities	(4.1)	—	(4.1)	(100.0)%
Net cash flows provided by (used in) financing activities	4.9	(6.7)	11.6	(173.4)%
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$5.0	$(4.7)	$9.7	(205.6)%

Operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2025 increased by $2.2 million as compared to the nine months ended September 30, 2024, which resulted primarily from an increase in accounts payable and accounts payable – related parties of $15.6 million, an increase in noncash reconciling items of $13.4 million, an increase in deferred revenue of $11.9 million, an increase in prepaid expenses related party and prepaid expenses and other current assets of $1.7 million, increase in accrued expenses and other liabilities of $0.9 million, partially offset by an increase in net accounts receivable and account receivable related party of $13.6 million, an decrease in net loss of $27.1 million, and an increase in other noncurrent assets of $0.7 million.

The Company had a net loss and net income of ($26.4) million and $0.7 million, for the nine months ended September 30, 2025 and 2024, respectively, representing a decrease of $27.1 million. The decrease was primarily due to an increase in provision for income taxes of $10.5 million, increase in general and administrative expenses of $4.3 million, an increase in research and development of $3.1 million, an increase in advertising and marketing of $2.4 million, a decrease in revenue of $2.2 million, an increase in impairment of film assets of $0.8 million, an increase in cost of revenues of $3.9 million, partially offset by an increase in total other income of $0.1 million.

Non-cash reconciling items were $13.1 million and ($0.4) million for the nine months ended September 30, 2025 and 2024, respectively, representing an increase of $13.5 million. The increase in the non-cash reconciling items was due to an increase in deferred taxes of $10.8 million, an increase in stock based compensation expense (income) of $1.2 million, an increase in impairment charges of $0.8 million, an increase in the gain of change in fair value of warrant liabilities of $0.5 million, an increase in amortization expense of $1.1 million, partially offset by an increase in the loss on change in fair value of convertible notes of $0.3 million, and a decrease in accretion of convertible debt of $0.2 million.

Our accounts receivable - related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of September 30, 2025 and December 31, 2024, the net outstanding balances of receivables due from SDE were $3.0 million and $7.5 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within the next fiscal year and intend to exercise all legally available means of collection. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5- Accounts (Payable) Receivable - Related Party to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2025 were $4.1 million compared to none in the nine months ended September 30, 2024. Investing activities for the nine months ended September 30, 2025 included $0.3 million for the acquisition of software applications, $3.0 million for the acquisition of license rights to certain titles, and $0.8 million in capitalized research and development expenditures for the development of software to be sold or marketed.

Financing activities

Net cash flows provided by (used in) financing activities for the nine months ended September 30, 2025 were $4.9 million compared to ($6.7) million for the nine months ended September 30, 2024. Financing activities for the nine months ended September 30, 2025 included $3.0 million from the issuance of convertible notes, $3.5 million obtained from the new term loan, and $0.2 million received upon the exercise of warrants during the period. This was partially offset by the repayments of the convertible notes of $1.4 million and repayments on the notes payable of $0.3 million. Financing activities for the nine months ended September 30, 2024 included debt repayments of $6.4 million and $0.3 million in payments of capitalized offering costs in accounts payable.

Registered Offerings and Registration Statements

In September 2022, we filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) in connection with our initial public offering (the “IPO”). As of the effective date of the Registration Statement, we became the parent company of Snail Games USA and a holding company, with our principal asset consisting of all the shares of common stock of Snail Games USA.

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

In October 2023, we filed a Registration Statement on Form S-1 with the SEC in connection with our issuance of convertible note, equity line of credit and warrants related to each financing as noted below.

In September 2024, we filed a universal shelf Registration Statement on Form S-3 that registered $50,000,000 of any combination of our Class A common stock, preferred stock, debt securities, warrants or units described therein, either individually or in combination with other securities. The “shelf” Registration Statement was declared effective on September 20, 2024 and was used to register pursuant to a prospectus supplement, dated August 7, 2025, to the “shelf” Registration Statement for the potential sale of up to $4.5 million of shares of our Class A common stock in the “at the market offering” program with Wainwright.

On May 8, 2025, we filed a Registration Statement on Form S-1 with the SEC in connection with our Class A shares of common stock underlying the convertible notes issued in the aggregate principal amount of $3.3 million maturing February 2026. The notes bear a 5% interest rate, repayable in 10 monthly installments starting May 21, 2025. These notes are convertible into Class A common stock at $5.00 per share.

Capital resources

We fund our operations from our net cash flows provided by operating activities as well as through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. In addition to these cash flows, we have entered into certain debt arrangements to provide additional liquidity and to finance our operations.

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. On June 21, 2023, the Company amended its revolving loan agreement and decreased the maximum balance from $9.0 million to $6.0 million. As amended, the 2021 Revolving Loan matured on December 31, 2023 and bore interest at a rate equal to the prime rate less 0.25% and a floor rate of 6.50%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis. The Company amended the revolving loan agreement in December 2024, to extend the 2021 Revolving Loan maturity date to June 2026. As of September 30, 2025, we had borrowings of $3.0 million outstanding under our 2021 Revolving Loan.

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

Convertible Notes

In February 2025, the Company issued convertible notes (the “February 2025 Convertible Notes”) with an aggregate principal amount of $3,300,000 for gross proceeds of $3,000,000. The February 2025 Convertible Notes, which mature on February 21, 2026, carry an original issue discount of 10%, and are subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting May 21, 2025. The Company is accounting for the convertible notes at fair value.

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest of the February 2025 Convertible Notes and the October 2025 Convertible Note can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $5.00 per share, except that except that, for an aggregate of $866,250 of the conversion amount with respect to the February 2025 Convertible Notes and an aggregate of $577,500 of the conversion amount with respect to the October 2025 Convertible Note, the conversion price is equal to the lesser of $5.00 per share or 92% of the lowest daily volume weighted average price of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion. The conversion price may be adjusted for certain customary dilutive events.

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. The Company has registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on Form S-1 that was declared effective on October 30, 2023. As of September 30, 2025, the Company has not sold any Class A common stock under the Equity Line Purchase Agreement, and the investor has exercised 33,333 warrants.

At the Market Offering Program

On August 7, 2025, we entered into an ATM Sales Agreement with Wainwright to sell shares of our Class A common stock from time to time, in an “at the market offering” program through Wainwright, with certain limitations on the amount of Class A common stock that may be offered and sold thereunder. The sales, if any, of the shares of Class A common stock made under the ATM Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market (the “Nasdaq”) or on any other existing trading market for the Class A common stock, directly to Wainwright as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law.

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

Financial covenants

The 2021 Revolving Loan, 2021 Term Loan, and the 2025 Term Loan require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the 2021 Revolving Loan requires us to maintain an outstanding principal balance of no more than $3.0 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended September 30, 2025, the Company has not met the minimum debt service coverage ratio required by its debt covenants. The Company received a waiver for the breach of the debt service coverage ratio covenant for the trailing twelve months ended September 30, 2025. The Company repaid the $0.8 million term note that was one of three debt facilities with the lender, in January 2024. The Company’s ability to comply with the covenants, or receive waivers for the covenants, can lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral. As a result of non-compliance with debt covenants and the projected failure to comply, the Company has reclassified the long-term portion of its 2021 Promissory Note and 2025 Term Loan as a current liability.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Chief Executive Officers and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. As described further in our 2024 Annual Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in the internal control over financial reporting. This material weakness related to the failure to properly value the fair value of warrants related to the convertible notes and equity line of credit in accordance with ASC 820 Fair Value Measurement, and this material weakness continued to exist at September 30, 2025

Management’s Plan for Remediation

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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, we have not made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

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

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 90.3% of our net revenue for the nine months ended September 30, 2025, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 96.1% of our net revenue for the nine months ended September 30, 2025. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, and subsequently entered into the amended and restated ARK1 License Agreement. In December 2022 and October 2023, we amended the ARK1 License Agreement. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 90.8% of our net revenue for the nine months ended September 30, 2025. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the nine months ended September 30, 2025, 94.1% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 94.1% of our net revenue by product platform for the nine months ended September 30, 2025. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our effective tax rate was (70%) and 28% for the nine month periods ended September 30, 2025 and 2024, respectively. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

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

Our management identified a material weakness in our internal control over financial reporting involving the failure to properly value the fair value of warrants related to the convertible notes and equity line of credit. See Part II, Item 9A, “Controls and Procedures,” in this Quarterly Report for information regarding the identified material weaknesses and our actions to date to remediate the material weakness. As a result of the material weakness, our management has concluded that our internal control over financial reporting were not effective as of September 30, 2025.

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

We may direct our Equity Line Investor to purchase up to $5.0 million worth of shares of our Class A common stock under the Equity Line Purchase Agreement until December 31, 2025, in amounts up to $1.0 million in shares of our Class A common stock depending on market prices. In addition, we have issued convertible notes to certain investors in the aggregate principal amount of $5.5 million, and we may seek to issue an additional $5.5 million in convertible notes to such investors in the future. Lastly, on August 7, 2025, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co. as sales agent to sell shares of our Class A Common Stock from time to time in an at the market offering (“the ATM Offering”). Pursuant to a prospectus supplement, dated August 7, 2025, and accompanying base, we may offer and sell shares of our Class A Common Stock from time to time under the Sales Agreement having an aggregate offering price of up to $4,500,000 in the ATM Offering.

Notwithstanding the foregoing, our ability to obtain these additional funds contains certain restrictions, such as selling shares to the Equity Line Investor and obtaining funds under the Equity Line Purchase Agreement is limited by the terms and conditions in the Equity Line Purchase Agreement, including restrictions on the amounts we may sell to the Equity Line Investor at any one time, and a limitation on our ability to sell shares to the Equity Line Investor to the extent that it would cause the Equity Line Investor to beneficially own more than 9.99% of our outstanding shares of Class A common stock. Additionally, we will only be able to sell or issue to the Equity Line Investor (subject to certain reductions and other adjustments pursuant to the Equity Line Purchase Agreement, (i.e., the Exchange Cap) in total under the Equity Line Purchase Agreement, which is equal to 19.99% of the aggregate number of shares of Class A common stock outstanding prior to execution of the Equity Line Purchase Agreement, unless stockholder approval is obtained to issue in excess of such amount. Therefore, we may not in the future have access to (i) the full amount available to us under the Equity Line Purchase Agreement due to the price of our Class A common stock and (ii) proceeds from the sale of additional convertible notes. In addition, any amounts we may obtain from these financing sources may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our Class A common stock currently registered.

The extent we rely on the Equity Line Investor as a source of funding will depend on a number of factors including the prevailing market price of our Class A common stock and the extent to which we are able to secure working capital from other sources, such as from the sale of convertible notes. If obtaining sufficient funding from the Equity Line Investor were to prove unavailable or prohibitively dilutive, we would need to secure a third source of funding in order to satisfy our working capital needs. Even if we sell all $5.0 million in shares of our Class A common stock under the Equity Line Purchase Agreement to the Equity Line Investor and issue an additional $5.5 million in convertible notes, we may still need additional capital to finance our future plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Class A common stock could be reduced. A financing could involve one or more types of securities including Class A common stock, convertible debt, or warrants to acquire Class A common stock. These securities could be issued at or below the then prevailing market price for our Class A common stock. If the issuance of new securities results in diminished rights to holders of our Class A common stock, the market price of our Class A common stock could be negatively impacted.

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

In addition to our outstanding convertible notes, we also have a credit facility that we may draw on to finance our operations and other corporate purposes. If we default on these credit obligations, our lenders may accelerate the debt and/or foreclose on property securing the debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

The Company did not issue any securities that were not registered under the Securities Act during the Nine months ended September 30, 2025.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2025	—	—	—	—
February 2025	—	—	—	—
March 2025	—	—	—	—
April 2025	—	—	—	—
May 2025	—	—	—	—
June 2025	—	—	—	—
July 2025	—	—	—	—
August 2025	—	—	—	—
September 2025	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. There were no share repurchases settled in the three months ended September 30, 2025. As of September 30, 2025, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporation by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

1.1	At The Market Offering Agreement, dated August 7, 2025, by and between Snail, Inc. and H.C. Wainwright & Co., LLC	8-K	001-41556	1.1	August 07, 2025

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on November 12, 2025.

Snail, Inc.

Date: November 12, 2025	By:	/s/ Hai Shi
Hai Shi
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

