Form 10-K
period 2025-12-31
Snail, Inc.
filed 2026-03-19
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, there was no public market for the Registrant’s class B common stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant for the Class A common stock, based on $1.37 per share, which was the closing price of a share of the Registrant’s Class A common stock on June 30, 2025 (the last business day of the Registrant’s mostly recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was approximately $11,877,245. This calculation is based on 8,669,522 shares of our outstanding Class A common stock held by non-affiliates as of June 30, 2025 and a price of $1.37 per share and does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 16, 2026
Class A Common Stock, par value $0.0001 per share	9,032,061
Class B Common Stock, par value $0.0001 per share	28,748,580

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant’s 2026 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2025 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SNAIL, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2025

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

Forward-looking statements appear in a number of places in this Annual Report and include, but are not limited to, statements regarding our intent, belief or current expectations. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified described in “Part I, Item 1A.—Risk Factors,” of this Annual Report. The statements we make regarding the following matters are forward-looking by their nature:

●	our ability to re-establish profitable operations, raise additional capital or renegotiate our debt arrangements;

●	our growth prospects and strategies;

●	launching new games and additional functionality to games that are commercially successful;

●	our expectations regarding significant drivers of our future growth;

●	our ability to retain and increase our player base and develop new video games and enhance our existing games;

●	competition from companies in a number of industries, including other casual game developers and publishers and both large and small, public and private multimedia companies;

●	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;

●	our relationships with third-party platforms such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore;

●	our ability to successfully enter new markets and manage our international expansion;

●	protecting and developing our brand and intellectual property portfolio;

●	costs associated with defending intellectual property infringement and other claims;

●	our future business development, results of operations and financial condition;

●	rulings by courts or other governmental authorities;

●	our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our common stock;

●	our Share Repurchase Program (as defined below), including expectations regarding the timing and manner of repurchases made under the Share Repurchase Program;

●	our plans to pursue and successfully integrate strategic acquisitions;

●	other risks and uncertainties described in this Annual Report, including those described in Item 1A of Part I, “Risk Factors”; and

●	assumptions underlying any of the foregoing.

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

ii

PART I

Item 1. Business.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Ascended was ranked in top 100 on Steam in 2025, a year in which we launched the ARK: Lost Colony downloadable content (“ DLC”). Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with over 108.6 million console and PC installs through December 31, 2025. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics.” In the year ended December 31, 2025, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 224,000 daily active users (“DAUs”) on the Steam and Epic platforms. We define “daily active users” as the number of unique users who play any given game on any given day. For the years ended December 31, 2025 and 2024, we generated 89.4% and 85.1%, respectively, of our revenues from the ARK franchise.

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

We optimize our development pipeline and target specific market segments by publishing games under several specialized brands through our three publishing labels, Snail Games USA, Wandering Wizard and Interactive Films. Our distribution strategy utilizes Steam’s early access feature (“Early Access”), which allows us to publish a title while it is still in development, to achieve faster go-to-market times. We utilize proprietary technology, including a versatile game engine and advanced server technology, to heighten artistic detail and increase player engagement.

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

Experience: Our management team has deep knowledge of the gaming landscape based on more than two decades of experience in the gaming industry. Our Founder, Chief Executive Officer, Chief Strategy Officer, and Chairman Mr. Hai Shi, was a pioneer in sandbox and MMORPG games, and our Vice President and Director of Business Development and Operations, Peter Kang, has a deep understanding of game development and publishing. Our industry experience is foundational to our success in development and publishing and helps us to quickly identify attractive acquisition and partnership opportunities.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through December 31, 2025, our ARK series games have been played for 4.3 billion hours with an average playing time per user of 161.4 hours and with the top 21.5% of all players spending over 100 hours in the game, according to data from the Steam platform. For the years ended December 31, 2025 and 2024, our net revenue was $81.2 million and $84.5 million, respectively. We have maintained a diversified revenue base across platforms. During fiscal year 2025, approximately 38.4% of our revenue came from consoles, 50.0% from PC and 9.6% from mobile platforms; as compared to 42.4% from consoles, 48.1% from PC and 5.5% from mobile platforms during the year ended December 31, 2024. We had a net loss of $27.2 million for the year ended December 31, 2025 as compared to a net income of $1.8 million for the year ended December 31, 2024.

Recent Developments

In 2025, we accelerated the expansion and monetization of our core franchises across console, PC, and mobile platforms. We released multiple high-impact ARK franchise DLC expansions, including ARK: Astraeos, ARK: Aquatica, and launched the highly anticipated ARK: Lost Colony in December 2025. The pre-sale performance of ARK: Lost Colony from June through November 2025 exceeded expectations with over 372K units sold. ARK: Survival Ascended, the base game, continued to deliver robust results in 2025. The inclusion of ARK: Survival Ascended on PlayStation Plus in May 2025 generated over 8 million downloads and expanded the franchise’s console footprint, with a corresponding uplift in DLC sales. Live-ops execution further strengthened engagement, as Bellwright’s two major content updates drove increased engagement among our fans. On mobile, ARK: Ultimate Mobile Edition surpassed 10 million downloads in 2025, reinforcing our multi-platform strategy. We also broadened our gaming portfolio with three game acquisitions, six indie releases, and new in-house IP announcements, underscoring our commitment to sustained franchise growth and diversified content development.

Beyond gaming, we advanced our Film and TV, and Digital Asset initiatives to diversify revenue streams and strengthen our ecosystem. Our short-form mobile app, SaltyTV, released 100+ short film dramas as of December 31, 2025, and continues to scale production under a strategic Memorandum of Understanding with Mega Matrix Inc. focused on joint development and global distribution. We also expanded into interactive full-motion video games with The Fame Game: Welcome to Hollywood, deepening user engagement through narrative-driven experiences. In parallel, we announced a strategic digital asset initiative to evaluate the launch of a proprietary stablecoin designed to enable secured digital payments across our entertainment ecosystem. At our December 2025 Investor Day event, we unveiled the stablecoin’s official branding and symbolically minted the first coin, marking a significant milestone in positioning the Company at the forefront of digital innovation within the interactive entertainment space.

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

Value proposition for creators: In the first quarter of 2024, we launched our premium modding program through ARK: Survival Ascended which will allow publishing of modified content to the PC, Xbox and PlayStation platforms. This is revolutionary as these platforms were previously locked for modified content. Our proprietary technology will allow capable developers familiar with the cutting-edge Unreal Engine 5 to publish their creations onto console platforms with the click of a button. The premium mods program for ARK: Survival Ascended represents a forward-thinking approach to community engagement and rewards creators with an industry leading 50% of the revenue generated.

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

Publishing: We derive the majority of our revenue from titles we offer through licensing and publishing agreements. Our ARK franchise is led by our strategic partnership with Studio Wildcard. Our typical publishing cycle includes annual DLC releases for our major franchises, after which we repeat the same publishing cycle to attract new players and continue to entertain our existing players. We seek to bring new fantasy twists and genres to our players with innovative, creative content cultivated from strong partnerships with independent developers and published through our Interactive Films and Wandering Wizard labels.

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

Our Key Strengths

Top-ranked category defining franchise with a track record of growth: Our dedication to our customers and innovative game development has resulted in our position as a top-ranked, category-defining franchise with a track record of growth. Our flagship franchise, ARK, is a leader within the sandbox survival genre with over 108.6 million console and PC installs through December 31, 2025. ARK has consistently ranked among the top-grossing titles on Steam. As of December 31, 2025, ARK has been played for 4.3 billion hours since its release on the Steam platform.

Proven expertise in creating successful gaming franchises: We have proven expertise in creating successful gaming franchises. We are a multi-platform publisher with over 16 years of experience in creating culturally influential game titles, while demonstrating financial growth. As of December 31, 2025, we had 37 game titles. By recognizing the lucrative potential of the sandbox survival category at its nascent stages, we became a first mover in the category, and we now license and publish leading IP, including the global franchise ARK: Survival Evolved, ARK: Survival Ascended, Bellwright, Atlas and Last Oasis. Our approach to the industry is to create a one-size-fits-all game to draw people into the overall sandbox survival genre. In order to retain players, we invest in game quality to generate additional interest, in addition to spending on advertising. Our collaborative relationships with video game development studios, industry leaders, technology providers and distribution platforms allow us to invest in promising video game projects and manage their growth into AAA video games and entertainment franchises. Our approach creates a continuous cycle of monetization opportunities across our gaming portfolio.

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

Collaborative development process between developers and management: We continue to evolve with the industry with our deep pipeline of leading video game franchises such as ARK: Survival Evolved, ARK: Survival Ascended, Atlas, Survivor Mercs, Last Oasis and Bellwright. Our success in game development and in keeping up with industry trends is partially attributed to our collaborative relationships with video game development studios, industry leaders, technology providers and distribution platforms. Our cooperative development process provides for a proprietary scalable model to publish multiple AAA video games based on current trends. We are proud of our collaborative relationship with our developers, as we believe it is truly unique in our industry and one of our main differentiators. We offer developers an ecosystem that aligns incentives and creates an environment for creativity to thrive. In addition to wonderful ideas for games, we value partners who share our vision and culture. After a partnership is formed, we offer developers a direct line of communication to Mr. Shi, our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, who is viewed as a pioneer in the video game industry and business world. We offer developers freedom by giving them access to the wide breadth of the Snail platform and resources so they can do what they do best: create.

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

Visionary management team well versed in industry and business: We attribute much of our success to our visionary senior management and business development teams, which have a deep understanding of games and global video markets and aim to build innovative products for gamers. Our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi, is also the founder and Chief Executive Officer of Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”), a related party, and is a pioneer in the video game industry and the sandbox survival genre. Mr. Shi is responsible for our overall vision, which has included adapting our business model for the global markets, focusing on premium games and investing in video game development and publishing in North America and Europe. Our founder and other members of our management and business development teams are seasoned gamers, who lead and provide insight into gaming development from a first-hand user’s perspective. We operate in an ecosystem in which our leaders employ a hands-on approach, as each developer is able to get direct contact with our founder and receive one-on-one feedback and mentorship.

Our Growth Strategy

Continue to grow our successful ARK franchise: As one of the most creative and innovative companies in our industry, our primary strategy is to capitalize on our franchise and focus on delivering unique games and content, offering services that extend and enhance the experience, and connecting more players across more platforms. We believe the breadth and depth of our multi-platform, services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. We have established ourselves as a market leader based on our continued ability to release titles which rank in the top 100 of Steam sales and will continue to enhance our market-leading gaming franchises including ARK: Survival Evolved, ARK: Survival Ascended, ARK: Ultimate Mobile Edition, Voyage, Bellwright, West Hunt and PixArk. We focus on publishing high-quality content, regularly updating our games after launch to encourage social interactions, adding new content and features, and improving monetization. For example, we have released five paid DLCs since the original release of ARK: Survival Evolved to support further growth in our ARK franchise. Furthermore, we have released ARK: Survival Ascended to revolutionize the ARK experience for our players through leveraging the Unreal Engine 5 and have implemented thorough quality of life revamps in all aspects of the game. We continue to release new DLCs such as Bob’s Tall Tales, Fantastic Tames, Astraeos, Lost Colony, etc. to further enhance the player experience and growth of the ARK franchise. We will also continue to support the modding community through the premium mod program.

Continue to build a strong pipeline of new content via Snail Games USA and our independent label, Wandering Wizard: Building on our strong established franchises and creating new franchises through compelling new content is at the core of our business. We are always seeking ways to expand our portfolio of franchises, launching new intellectual property or rolling out innovative platforms for gamers to remain engaged and have a unique experience. We endeavor to reach as many consumers as possible by offering our content on multiple platforms and delivering compelling experiences across multiple business models. Currently, we have seven console and PC games under development that are expected to be released in the next five years. Our independent label, Wandering Wizard, allows us to publish independent games of different graphical quality and different genres at a lower acquisition cost while utilizing our proven development and distribution strategies. Titles published under Wandering Wizard include West Hunt, Expedition Agartha, Survivor Mercs, and Zombie Within, and more recently, Zombie Rollerz and Rebel Engine. In addition to spending on advertising, we invest in the research and development of new games as a form of marketing to increase our exposure. We believe that utilizing resources in this manner allows us to better leverage our areas of developmental expertise before launching a title. Each new game serves as an opportunity to market ourselves, expose audiences to the sandbox survival genre, engage with existing players, and monetize our platform’s full breadth of opportunities.

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

●	Lost Colony. A map that sets in a brutal, post-Cataclysmic era where the Earth’s southern pole has been plunged into eternal night. The DLC was released in December 2025.

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

Bellwright: Developed in connection with our wholly owned subsidiary, Donkey Crew, Bellwright is an open-world strategy survival game based in the medieval period. The game offers a compelling blend of survival, strategy, combat, and town building in a richly imagined world. Players are challenged to build, sustain, and defend their town against the elements and adversaries all while building a rebellion force to take on the crown. Bellwright to launched in Early Access in the second quarter of 2024. Two large content updates have been added since Early Access release in April 2025 (Anniversary Update) and December 2025 (Maiden Voyage Update).

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

Regulatory Matters

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile application, content, advertising and marketing activities (including sweepstakes, contests and giveaways) and anti-corruption. These laws, including the General Data Protection Regulation and the California Consumer Privacy Act, which may restrict our ability to gather and use data about our users, or could harm our business by limiting the products and services we can offer consumers or the manner in which we advertise or offer them. Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States (including compliance with the California Consumer Privacy Act), Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and revenue. Additionally, emerging regulations addressing artificial intelligence that may be incorporated into our games could impose new compliance obligations and restrict certain product features. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our players and deliver products and services, which significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations and our operations continue to expand across the globe, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

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

As of December 31, 2025, we owned the following trademarks related to the business: 15 registered trademarks in the United States, 2 registered trademarks in non-U.S. jurisdictions, 11 registered United States copyrights and 1 pending U.S. design patent application through one of our subsidiaries, which is scheduled to expire in 2033, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of December 31, 2024, we did not have any pending trademark registration applications and we did not have any issued U.S. design patents. Additionally, we have registered domain names for websites that we use in our business, such as snailgamesusa.com and playark.com.

A majority of our revenue is derived from licensed intellectual property, such as our ARK franchise. We license the intellectual property underlying our ARK franchise from SDE Inc. (“SDE”), the parent company of Studio Wildcard. SDE is controlled by the spouse of Mr. Shi, our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, which was amended and restated on January 1, 2022, and subsequently, amended in December 2022, March 2023, and October 2023 (as amended and restated, and as further amended to date, the “ARK1 License Agreement). The license fee has been restructured so that we will pay 40% of total revenue of ARK I as a royalty instead of the $1.5 million monthly fee plus 25% of the total ARK I revenue once the sequel, ARK II, is publicly released. The ARK1 License Agreement expires in 2035, with provisions for automatic renewal for three-year terms unless either party elects not to renew. The ARK1 License Agreement may also be terminated early for material breach or insolvency by either party.

In March 2023, we amended the ARK1 License Agreement with SDE to include DLC prepayments. The Company will prepay a maximum of $5.0 million for each DLC, in whole or in part, in advance of a DLC release. No payment with respect to any DLC will exceed $5.0 million. The October 2023 amendment to the ARK1 License Agreement clarified the delineation of the ARK I, ARK II, and ARK: Survival Ascended monthly license fees, royalty percentages for each, and applicability of the $5.0 million DLC payments. Following the launch date of ARK: Survival Ascended we will pay a monthly license fee of $2.0 million, which will be terminated upon the public release of ARK II. The $2.0 million monthly license fee replaces the $1.5 million monthly license fee we were previously paying for ARK: Survival Evolved. Additionally, following the launch of ARK: Survival Ascended, we will pay 25% of the total ARK: Survival Ascended revenues as a monthly royalty and 40% of the total ARK: Survival Evolved revenue as a monthly royalty. The previously released 5 DLCs, mini-packs or add-ons to the 5 DLCs and any non-canonical maps on ARK: Survival Ascended are not subject to DLC payments required under the existing agreement. In 2025 and 2024, we incurred $24.0 million and $24.0 million, respectively, in license costs and $18.6 million and $19.7 million, respectively, in royalty costs pursuant to the ARK License Agreements.

In addition to our primary licenses for the ARK franchise, we are also party to other licensing agreements with Suzhou Snail, relating to the intellectual property for our current mobile and upcoming PC games. Under these license agreements, we receive an exclusive, sublicensable license to use, publish, distribute, market, operate and service games from third parties. The license agreements call for the developers to develop a certain number of titles for us, while we are responsible for the operation and launch of such games including the marketing, strategy, billing, and server maintenance for such games. In these agreements, payment terms will frequently include royalty payments to developers in the low to mid double-digit percentages range and will occasionally include up-front licensing payments and development payments based on scheduled deliverable milestones. Under these agreements, the developer will often own all of the intellectual property, and the agreements can be terminated for breach with a period to cure, for insolvency, or for our nonpayment. In 2025 and 2024, we accrued $0.7 million and $0.7 million, respectively, in license, royalty and development costs, which we record under accounts payable - related parties.

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

We are actively engaged in enforcement of our copyright, trademark, and trade secret rights against potential infringers of those rights along with other protective activities, including monitoring online channels for distribution of pirated copies and participating in various enforcement initiatives, education programs, and legislative activity around the world. For our PC products, we use technological protection measures to prevent piracy and the use of unauthorized copies of our products. For other platforms, the platform providers typically incorporate technological protections and other security measures in their platforms to prevent the use of unlicensed products on those platforms.

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

Human Capital Resources

As of December 31, 2025, we had 166 full-time employees worldwide, of whom approximately 74% are based in North America and approximately 26% are based in Europe, the Middle East and Africa (“EMEA”) region. We have approximately 72% of our employees dedicated to technology and content development, 7% to marketing and 21% to general administration. As of December 31, 2025, we do not have any part-time employees, nor do we have any unions or collective bargaining agreements with any of our employees. We work to identify, attract and retain employees who are aligned with and will help us progress towards our mission, and we seek to provide competitive cash and equity compensation.

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

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.

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

Risks Related to Our Business and Industry

●	We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

●	If we do not consistently deliver popular, high-quality content in a timely manner, if we are not successful in meaningfully expanding our existing franchise, or if consumers prefer products from our competitors, our business may be negatively impacted.

●	We rely on license agreements to publish certain games, including games in our ARK franchise. Failure to renew our existing content licenses on favorable terms or at all or to obtain additional licenses would impair our ability to introduce new games, improvements or enhancements or to continue to offer our current games, which would materially harm our business, results of operations, financial condition and prospects.

●	We depend on our key management and product development personnel.

●	Our management team has limited experience managing a public company.

●	Our business is subject to the risks of earthquakes, fire, floods, public health crises and other natural catastrophes and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or other incidents, war or terrorism.

●	Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

●	We rely on third-party platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.

●	We depend on servers and networks to operate our games with online features. If we were to lose functionality in any of these areas for any reason, our business may be negatively impacted.

●	We may be unable to effectively manage the continued growth and the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

●	Our online games are vulnerable to the risk of service disruptions due to large-scale distributed denial-of-service (DDoS) attacks.

●	The interactive entertainment software industry is highly competitive.

●	We are subject to product development risks, which could result in delays and additional costs, and often times we must adapt to changes in software technologies.

●	Our business is subject to our ability to develop commercially successful products for the current video game platforms, which may not generate immediate or near-term revenues, and as a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

●	Our results of operations or reputation may be harmed as a result of objectionable consumer, or other third party-created content, or if our distributors, retailers, development, and licensing partners, or other third parties with whom we are affiliated, act in ways that put our brand at risk.

●	The products or services we release may contain defects, bugs or errors.

●	External game developers may not meet product development schedules or otherwise fulfill their contractual obligations.

●	If we do not successfully invest in, establish and maintain awareness of our brand and games or if we incur excessive expenses promoting and maintaining our brand or our games, our business, financial condition, results of operations or reputation could be harmed.

●	Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.

●	We have experienced rapid growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, then our business, operating results and financial condition would be adversely affected.

●	User metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could harm our business, revenue and financial results

●	Expansion of the Company’s operations into new products, services and technologies, including content categories, is inherently risky and may subject it to additional business, legal, financial and competitive risks.

●	We utilize artificial intelligence (“AI”), which could expose us to liability or adversely affect our business.

Risks Related to Intellectual Property

●	If we are unable to protect the intellectual property relating to our material software, the commercial value of our products will be adversely affected, and our competitive position could be harmed.

●	If we infringe, misappropriate, or otherwise violate or are alleged to infringe, misappropriate or otherwise violate the intellectual property rights of third parties, our business could be adversely affected.

Risks Related to Legal or Regulatory Compliance

●	Any cybersecurity-related attack, significant data breach, or disruption of the information technology systems or networks on which we rely could negatively impact our business.

Risks Related to Our Corporate Structure

●	We are a “controlled company” under the corporate governance rules of Nasdaq and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. Since we elected to rely on the exemptions available to a “controlled company,” you do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

●	Mr. Shi, our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, controls us, and his ownership of our common stock prevents you and other stockholders from influencing significant decisions.

Financial and Economic Risks

●	If general economic conditions decline, demand for our games could decline. In addition, our business is vulnerable to changing economic conditions and to other factors that adversely affect the gaming industry, which could negatively impact our business.

●	General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.

●	We have debt obligations with short term durations that are coming due within one year.

●	We have recorded a full valuation allowance against our deferred tax assets, and there can be no assurance that any portion of these assets will be realized.

General Risk Factors

●	We cannot guarantee that our Share Repurchase Program will be fully implemented, nor that it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

Risks Related to Our Business and Industry

We are dependent on the future success of our ARK franchise, and we must continue to publish “hit” titles or sequels to such “hit” titles in order to compete successfully in our industry.

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 89.4% of our net revenue for the year ended December 31, 2025, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 96.6% of our net revenue for the year ended December 31, 2025. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, which ARK1 License Agreement was subsequently amended and restated ARK1 License Agreement in December 2022 and further amended in October 2023. As amended, the ARK1 License Agreement expires in 2035, with provisions for automatic renewal for three-year terms unless either party elects not to renew. The ARK1 License Agreement may also be terminated early for material breach or insolvency by either party. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 89.4% of our net revenue for the year ended December 31, 2025. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business—Intellectual Property,” included in this Annual Report for the fiscal year ended December 31, 2025.

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

We appointed Hai Shi, our founder, Chairman of the Board of Directors and Chief Strategy Officer, to serve as our sole Chief Executive Officer effective October 1, 2025.

The loss of the services of any or all of our executive officers, or certain key product development personnel, including those employed by studio partners, such as Studio Wildcard, could significantly harm our business. In addition, if one or more key employees were to join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which would significantly harm our business. Failure to continue to attract and retain qualified management and creative personnel could adversely affect our business and prospects.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and regulators and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely impact our business, operating results and financial condition.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store, the Google Play Store and the Amazon Appstore. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the year ended December 31, 2025, 95.1% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, the Google Play Store, and the Amazon Appstore. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

Our online games are vulnerable to the risk of Service Disruptions Due to Large-Scale Distributed Denial-of-Service (DDoS) Attacks

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store, My Nintendo Store and the Amazon Appstore, which, in the aggregate, comprised 95.1% of our net revenue by product platform for the year ended December 31, 2025. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

Historically, when next generation consoles are announced or introduced into the market, consumers have typically reduced their purchases of products for prior-generation consoles in anticipation of purchasing a next-generation console and products for that console. During these periods, sales of the products we publish may decline until new platforms achieve wide consumer acceptance. Console transitions may have a comparable impact on sales of DLC, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the next-generation consoles. Moreover, it typically takes time before we have products available on next generation consoles. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on software prices. During console transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for next-generation platforms, which may not generate immediate or near-term revenues. As a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

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

The size of our active user base with our products is critical to our success. We are new to the short film drama business. Our financial performance has been and will continue to be significantly affected by our ability to grow and engage our active user base. In addition, we may fail to maintain or increase our user base or our users’ engagement if, among other things:

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

We have integrated, or are in the process of integrating, artificial intelligence (“AI”) into various aspects of our business operations. These include, but are not limited to, customer service automation, data analytics, game development, and generation of resources. We evaluate and adapt our AI strategies to optimize operational efficiency and enhance customer experiences. We have made and expect to continue to make investments in AI, including software acquisitions, development of proprietary algorithms, and talent recruitment. These investments are expected to drive innovation, improve operational efficiencies, and contribute to long-term growth. While AI presents substantial opportunities, it also poses certain risks. These include reliance on complex algorithms, potential biases in AI decision-making, cybersecurity threats, and regulatory changes. If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Improper use of AI development tools could also result in a loss of our ability to protect our own IP assets. We seek to mitigate these risks through regular audits, risk assessments, review of privacy standards, security protocols, monitoring, and adaptive AI models. The integration of AI technologies has also led to changes in workforce requirements. We invest in employee training and development to adapt to AI-driven changes. While AI automates certain tasks, it also creates new roles and opportunities within our organization. We anticipate that AI will play an increasingly significant role in our operations and strategy. Ongoing investments and research in AI are expected to yield new capabilities and efficiencies, aligning with our long-term vision for innovation and growth.

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws and regulations to AI or are considering general legal frameworks for AI. For example, the EU’s Artificial Intelligence Act establishes a comprehensive regulatory framework that may impose significant compliance obligations on companies using AI within the EU, including requirements related to transparency, risk assessment, and human oversight. Certain uses of AI, such as personalized content recommendations or behavioral analytics, could be classified under risk-based regulatory frameworks and be subject to heightened scrutiny or restrictions. We may also face requirements to disclose when content in our games is AI-generated, which could affect player perception and competitive positioning. Additionally, proposed regulations concerning the use of copyrighted materials to train AI models could affect the availability, cost, or functionality of AI tools we rely upon, or expose us to liability if our AI vendors have not obtained appropriate rights to their training data. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our Class A common stock, negatively impact the price of our Class A common stock and negatively impact our ability to raise additional capital.

Our Class A common stock is listed on the Nasdaq Stock Market (“Nasdaq”). If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our Class A common stock.

On December 30, 2025, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for thirty (30) consecutive business days from November 11, 2025 through December 29, 2025, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we have a compliance period of 180 calendar days, or until June 29, 2026 (the “Compliance Date”), to regain compliance with the Bid Price Rule. The Staff informed us that if, at any time before the Compliance Date, the bid price for our Class A common stock closed at $1.00 or more for a minimum of ten (10) consecutive business days (or such additional number of days as Nasdaq may require), the Staff would provide written notification to us that it complied with the Bid Price Rule and the matter will be closed.

We intend to actively monitor the closing bid price of the Class A common stock and, as appropriate, will consider available options to regain compliance with the Minimum Bid Price Requirement, including seeking to effect a reverse stock split, if necessary. While we plan to review all available options, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement during the 180-calendar day compliance period or any subsequent extension period. If at any time we do not satisfy the continued listing requirements of the Nasdaq, including compliance with the Bid Price Rule, within the time frame granted by Nasdaq, our Class A common stock will be delisted from the Nasdaq. Any perception that we may not regain compliance or a delisting of our Class A common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our Class A common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our Class A common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Class A common stock, and might deter certain institutions and persons from investing in our Class A common stock. In addition, if our Class A common stock was delisted, our Class A common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Class A common stock. This would adversely affect the ability of investors to trade our Class A common stock and would adversely affect the value of our Class A common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Class A common stock.

Nasdaq has recently proposed a new rule change to (i) adopt Listing Rules 5450(a)(3) and 5550(a)(6) to require issuers listed on the Nasdaq Global and Capital Markets, respectively, to maintain a minimum Market Value of Listed Securities (as defined in Nasdaq Listing Rule 5005(a)(23)) of at least $5 million for a period of thirty (30) consecutive business days, and (ii) amend Rule5810 to suspend trading and immediately delist from Nasdaq securities of issuers that do not satisfy the proposed new requirements, and Rule 5815 to set forth the procedures for requesting a hearing before a Hearings Panel and the scope of the Panel’s discretion (collectively, the “Proposed $5 Million MVLS Rule”). As of the date of the filing of this Annual Report the market value of our listed securities is less than $5 million.

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

In the course of our day-to-day business, we and third parties operating on our behalf and from which we license certain intellectual property create, store, and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and sensitive and confidential information with respect to our customers, consumers, and employees. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution and sale of our interactive entertainment software products depends significantly on the reliability and capacity of these systems. We are critically dependent on the integrity, security and consistent operations of these systems. A malicious cybersecurity-related attack, intrusion or disruption by hackers (including through spyware, ransomware, viruses, phishing, denial of service and similar attacks) or other breach of the systems on which such source code and assets, account information (including personal information) and other sensitive data is stored could lead to piracy of our software, fraudulent activity, disclosure or misappropriation of, or access to, our customers’, consumers’ or employees’ personal information, or our own business data. Such incidents could also lead to product code-base and game distribution platform exploitation, should undetected viruses, spyware, or other malware be inserted into our products, services, or networks, or systems used by our consumers. We have implemented cybersecurity programs and the tools, technologies, processes, and procedures intended to protect our data and systems against unauthorized access to, or loss of, our data, or the data of our customers, consumers or employees. However, because these cyberattacks may remain undetected for prolonged periods of time and the techniques used by criminal hackers and other third parties to breach systems are constantly evolving, we may be unable to anticipate these techniques or implement adequate preventative measures. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. If we are subject to cybersecurity breaches, or a security-related incident that materially disrupts the availability of our products and services, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional cyber and physical security measures, or suffer reputational damage. If there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of our business model. In addition, such cybersecurity breaches may subject us to legal claims or proceedings, like individual claims and regulatory investigations and actions, including fines, especially if there is loss, disclosure, or misappropriation of, or access to, our customers’ personal information or other sensitive information, or there is otherwise an intrusion into our customers’ privacy

Changing data privacy and security laws and regulations in the jurisdictions in which we or our consumers do business could increase the cost of our operations and subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties; such laws and regulations are continually evolving. Our platform and service providers’ actual or perceived failure to comply with these laws and regulations could harm our business financial condition and results of operations.

We collect, process, store, use and share data in our operations. While our business receives limited, if any, personal information of our end users from our platform providers, we may elect to collect such information in the future. Our business and the business of our platform providers are therefore subject to a number of federal, state, local and foreign laws, regulations, regulatory codes and guidelines governing data privacy, data protection and security, including with respect to the collection, storage, use, processing, transmission, sharing and protection of personal information. Such laws, regulations, regulatory codes and guidelines may be inconsistent across jurisdictions or conflict with other rules. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase, and we may be subject to increased regulatory scrutiny. The online gaming industry in particular has attracted regulatory attention regarding issues such as in-game purchases, age verification, and the protection of younger players, and additional regulation in these areas could impact our business practices or product offerings.

The legislative and regulatory landscapes for data privacy and security continue to evolve in jurisdictions worldwide, with an increasing focus on privacy and data protection issues with the potential to affect our business. In the United States, such privacy and data security laws and regulations include federal laws and regulations like the Federal Trade Commission Act, the Do-Not-Call Implementation Act, and rules and regulations promulgated under the authority of the Federal Trade Commission and state laws like the California Consumer Privacy Act (“CCPA”) and the varying data breach notification laws that have been enacted in all 50 U.S. states and the District of Columbia. The CCPA, as amended, and related regulations provides additional individual privacy rights for California residents and places increased data privacy and security obligations on entities handling certain personal information of California residents and households. Among other things, the CCPA expands rights related to such individual’s personal information, including the right to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared by covered business. A number of other U.S. states have adopted privacy laws that are similar to the CCPA. Failure to comply with the CCPA or similar state laws could result in substantial liability as a result of regulatory enforcement and private litigation. The effects of the CCPA and similar state laws are significant and have required, and could continue to require, us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. There currently are a number of additional proposals related to data privacy or security pending before federal, state, and foreign legislative and regulatory bodies, including in a number of U.S. states considering comprehensive consumer protection laws. These laws may restrict our ability to gather and use data about our users, and could harm our business by limiting the products and services we can offer consumers or the manner in which we advertise and offer them. Such legislation may add complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

Recent legal developments also have created compliance uncertainty regarding the transfer of personal information from the U.K. and EEA to certain locations outside of the U.K. and EEA where we or our clients operate or conduct business. In July 2020, the Court of Justice of the European Union (“CJEU”) ruled the EU-US Privacy Shield Framework, one of the primary safeguards that allowed U.S. companies to import personal data from the EU to the U.S., was invalid. The CJEU’s decision also raised questions about whether the most commonly used mechanism for cross-border transfers of personal data out of the EEA, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from the EU to the U.S. or other third countries the European Commission has determined do not provide adequate data protections under their laws. On June 4, 2021, the European Commission published new Standard Contractual Clauses (which became effective on June 27, 2021), which impose on companies additional obligations relating to data transfers, including in the transfer, to implement additional security measures and update internal privacy practices. If we elect to rely on the new Standard Contractual Clauses for applicable data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. If we are unable to implement a valid mechanism for personal data transfers from the EEA, we could face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from the EEA. As discussed above, these same considerations must currently be taken into account with regard to the UK GDPR as well. Additionally, other countries outside of the EU, such as China, have enacted or are considering enacting similar cross order data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in the EU and U.K. will likely also arise in other jurisdictions that adopt regulatory frameworks of equivalent complexity. Accordingly, any actual or perceived failure to comply with these laws and regulations could harm our business, financial condition and results of operations.

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

On August 30, 2021, China’s National Press and Publication Administration announced a regulation that required online gaming companies limit their services provided to minors to one hour per day on Fridays, Saturdays, Sundays and public holidays. We continue to assess the impact this regulation may have on our results of operations however, at this time, the impact of this regulation remains uncertain.

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

Our effective tax rate was (64.6)% for the year ended December 31, 2025 and 25.7% for the year ended December 31, 2024. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

We are exposed to exchange rate fluctuations in the international markets in which we operate.

There are instances in which our costs and revenues related to international operations are not able to be exactly matched with respect to currency denomination. Currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. A decrease in the value of any of these currencies relative to the U.S. dollar could have a negative impact on our business, results of operations and financial condition. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. However, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against some or all of these risks and/or increase our cost of conversion of local currency to U.S. dollar.

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

We have debt obligations with short term durations that are coming due within one year.

We have significant debt obligations coming due within one year. As of December 31, 2025, our revolving loan had a balance of $5.0 million and a repayment date of June 30, 2026. Subsequent to December 31, 2025, we received an extension of our revolving loan to March 31, 2030. While we have successfully extended this obligation, there can be no assurance that we will be able to obtain further extensions or alternative financing. Other debt obligations, including the October 2025 Convertible Note and the November 2025 Convertible Note, have repayment dates during the year ending December 31, 2026. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans. See Note 12 - Revolving Loan, Short Term Notes and Long-Term Debt to our audited consolidated financial statements included in this Annual Report.

We are subject to restrictive covenants as a result of our outstanding debt obligations. If we were to default in our obligation to repay any outstanding debt or otherwise violate the terms of the applicable note or loan agreement, the lenders thereunder could foreclose on our assets.

The 2021 Revolving Loan, 2021 Term Loan, and the 2025 Term Loan require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the 2021 Revolving Loan requires us to maintain an outstanding principal balance of no more than $2.5 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended December 31, 2025, we have met the minimum debt service coverage ratio required by such debt covenants, and it is reasonably possible that we will stay in compliance with these covenants for the twelve months thereafter. Continuing to meet these debt covenants is contingent upon the estimates and judgements of our future income. Future noncompliance with the covenants, unless waived, could lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral. The Term Loan is secured by a lien on our headquarters. The revolving loan is secured by a substantial portion of our other assets. There is no guarantee we will receive a waiver from any lender if the covenants of the applicable loans are breached in the future. In the event of a future breach of debt covenants the lender may have the right to declare all or any part of the debt as due immediately and cease making any advances or extend any further credit to us.

In addition, the 2025 Convertible Notes are ranked as senior unsecured obligations with priority over all existing and future unsecured indebtedness. This may make it more difficult to procure additional debt if needed.

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

Our controlling stockholder, Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi, controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

Mr. Shi, our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, controls us, and his ownership of our common stock prevents you and other stockholders from influencing significant decisions.

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

Mr. Shi, our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, is a Chinese national. For so long as a Chinese individual continues to exercise majority voting control over us, changes in U.S. and Chinese laws in the future may make it more difficult for us to operate as a publicly traded company in the United States.

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

Our Chief Executive Officer and Chairman is a Chinese national, and should he choose to reside in China you may not be able to bring suit against him, or enforce a judgment obtained against him in the United States.

Mr. Shi, our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, is a Chinese national. As a result, should he choose to reside in China, it may be more difficult for investors to effect service of process upon him, or to enforce both in the United States and outside the United States judgments against him in any action, including actions predicated upon the civil liability provisions of the federal securities laws of the United States.

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

In November 2022, our board of directors authorized a share repurchase program of up to $5 million of our outstanding Class A common stock (the “Share Repurchase Program”), which does not have a fixed expiration date. Share repurchases under the program may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors, at the discretion of management and in accordance with applicable federal securities laws and other applicable legal requirements and Nasdaq listing rules. The timing, pricing, and size of share repurchases will depend on a number of factors, including, but not limited to, price, corporate and regulatory requirements, and general market and economic conditions. As of December 31, 2025, approximately $1.3 million of the Share Repurchase Program remains available for future repurchases. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our Class A common stock.

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

Further, any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in the accuracy and completeness of our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the Annual Report on Form 10-K for the first year we no longer qualify as an emerging growth company and are deemed an accelerated filer under SEC rules. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our Class A common stock. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, results of operations, financial condition and prospects.

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

Our management previously identified a material weakness in our internal control over financial reporting involving the failure to properly determine the fair value of warrants related to the convertible notes and equity line of credit in accordance with applicable accounting guidance. See Part II, Item 9A, “Controls and Procedures,” in this Annual Report for additional information regarding the material weakness and the remediation actions undertaken by management. Although this material weakness has been remediated, there is no assurance that we will not identify additional material weaknesses in the future, which could impact our ability to accurately and timely report financial results.

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

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced SEC reporting and disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes–Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

It is unclear whether investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.

Risks Related to Convertible Notes Offerings, Equity Line Credit Financing and our At the Market Offering Program

Investors who buy shares in the convertible notes, equity line credit financing offering and in the “at the market offering program” at different times will likely pay different prices.

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

In addition, investors who purchase shares in our “at the market offering program” will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience declines in the value of their shares as a result of share sales made at prices lower than the prices they paid.

Our management will have broad discretion over the use of the net proceeds from our sale of shares of common stock to the Equity Line Investor and the ATM Offering, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion with respect to the use of proceeds from the sale of any shares of our common stock to the Equity Line Investor and shares sold in the ATM Offering (as defined below). You will be relying on the judgment of our management regarding the application of the proceeds from the sale of any shares of our common stock to the Equity Line Investor and our shares sold in the ATM Offering. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could harm our business, delay the development of our pipeline product candidates and cause the price of our common stock to decline.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

We may direct our Equity Line Investor to purchase up to $5.0 million worth of shares of our Class A common stock under the Equity Line Purchase Agreement until December 31, 2025, in amounts up to $1.0 million in shares of our Class A common stock depending on market prices. In addition, we have issued convertible notes to certain investors in the aggregate principal amount of $6.6 million, and we may seek to issue an additional $4.4 million in convertible notes to such investors in the future. Lastly, on August 7, 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with H.C. Wainwright & Co. as sales agent to sell shares of our Class A Common Stock from time to time in an at the market offering (“the ATM Offering”). Pursuant to a prospectus supplement, dated August 7, 2025, and accompanying base prospectus, we may offer and sell shares of our Class A Common Stock from time to time under the Sales Agreement having an aggregate offering price of up to $4,500,000 in the ATM Offering.

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

The issuance of Class A common stock to the holders of the 2025 Convertible Notes may cause substantial dilution to our existing stockholders, and the sale of such shares acquired by the holders of our 2025 Convertible Note could cause the price of our Class A common stock to decline.

We have registered for resale up to an aggregate of 5,414,991 shares of Class A common stock issuable upon the conversion of the currently outstanding 2025 Convertible Notes. However, because the conversion price applicable to the 2025 Convertible Notes can vary, the number of shares of Class A common stock that may be issued could be greater than the number of shares currently so registered. The number of shares so registered is a significant number of compared to the current number of shares of Class A common stock in the public market. Sales of substantial amounts of Class A common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our Class A common stock. We cannot predict if and when the holders of the 2025 Convertible Notes may sell any conversion shares in the public markets. Furthermore, in the future, we may issue additional Class A common stock or other equity or debt securities exercisable or convertible into Class A common stock. Any such issuance could result in substantial dilution to our existing shareholders and could cause the market price of our securities to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity Risk Management, Strategy and Governance.

Cybersecurity Risk Management

Due to the nature of our business, we face a variety of potential cybersecurity risks that are ever evolving and include unauthorized access to our systems and data, disruption of our online game services, theft of intellectual property, and third-party risks as a result of our use of various third party service providers and cloud service providers. The Company’s risks related to our end user data is borne by our platform partners as we do not maintain any sensitive information of our players within our infrastructure. There have been no cybersecurity threat events identified during the year ended December 31, 2025, that have resulted in a material incident, or are reasonably likely to result in a material impact on our business strategy, results of operations or financial condition. For more information regarding risks relating to intellectual property and cybersecurity related attacks, see Item 1A of Part I, “Risk Factors — Risks Related to Intellectual Property” and “Risk Factors — Risks Related to Our Business and Industry” of this Annual Report.

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

Cybersecurity Governance

The Company’s executive management considers cybersecurity risk and other information technology risk as part of its risk oversight and has the ultimate responsibility for overseeing our cybersecurity strategy. Furthermore, one member of our Board of Directors has an extensive history in cybersecurity and a deep understanding of cybersecurity threats which may have a material impact on our business and the video game industry as a whole. Our Director of IT holds operational responsibility for cybersecurity and maintains a suite of industry-standard tools to maintain consistent confidentiality, integrity and availability of Company systems and data. Suspicious activity within Company networks and systems are investigated and assessed by the Director of IT and then reported to the executive management team. Verified incidents are also communicated to the Board of Directors. On a quarterly basis, the Director of IT reports cybersecurity monitoring updates to the CEO, coordinates with the aforementioned Board Member to implement our information technology and cybersecurity programs, as well as with our HR Manager to ensure that the Company’s employees have the adequate training on cybersecurity best practices.

Item 2. Properties.

As of December 31, 2025, we lease approximately 10,100 square feet of office space located in Beverly Hills, California under an operating lease that expires on January 31, 2033. We also own a two-story office building consisting of approximately 5,910 square feet of office space on 7,163 square feet of land in Culver City, California. We believe that these facilities are sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

See Item 8 of Part II, “Consolidated Financial Statements—Note 18—Commitments and Contingencies-Litigation.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock

Our Class A common stock is listed on the Nasdaq Capital Market and trades under the symbol “SNAL”. Public trading of our stock began on November 10, 2022. Prior to that, there was no public market for our Class A common stock. The closing price of our Class A common stock on the Nasdaq Capital Market on March 16, 2026, was $0.563.

Holders of Record

The approximate number of record holders of our Class A common stock as of March 16, 2026 was three, including Equiniti Trust Company, LLC, which holds shares of our Class A common stock on behalf of an indeterminate number of beneficial owners. The number of record holders of our Class B common stock as of March 20, 2026 was two.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company LLC.

Stock Performance Graph

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in our filings with the SEC, we did not issue any securities that were not registered under the Securities Act during the year ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2025	—	—	—	—
February 2025	—	—	—	—
March 2025	—	—	—	—
April 2025	—	—	—	—
May 2025	—	—	—	—
June 2025	—	—	—	—
July 2025	—	—	—	—
August 2025	—	—	—	—
September 2025	—	—	—	—
October 2025	—	—	—	—
November 2025	—	—	—	—
December 2025	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. All share repurchases settled in the fiscal years ended December 31, 2025 and 2024 were open market transactions. As of December 31, 2025, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report.

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

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices, highlighted by ARK: Survival Evolved, which has consistently ranked among top-grossing titles on Steam. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 108.7 million console and PC installs through December 31, 2025 and repeated releases within the top-grossing games on the Steam platform. See below for discussion of key performance metrics and non-GAAP measures. During the fiscal year ended December 31, 2025, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 224,000 daily active users (“DAUs”) on the Steam and Epic platforms, as compared to 213,000 in the fiscal year ended December 31, 2024. We define “daily active users” as the number of unique users who play any given game on any given day. For the years ended December 31, 2025 and 2024, we generated 89.4% and 85.1%, respectively, of our revenues from the ARK franchise.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through December 31, 2025, our ARK franchise game has been played for 4.3 billion hours with an average playing time per user of 161.4 hours and with the top 21.5% of all players spending over 100 hours in the game, according to data from the Steam platform. For the years ended December 31, 2025 and 2024, our net revenue was $81.2 million and $84.5 million, respectively. During the year ended December 31, 2025, approximately 38.4% of our revenue came from consoles, 49.7% from PC and 9.6% from mobile platforms as compared to 42.4% from consoles, 48.1% from PC and 5.5% from mobile platforms during the year ended December 31, 2024. For the year ended December 31, 2025, we had a net loss of $27.2 million, as compared to net income of $1.8 million for the year ended December 31, 2024.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

Investments in our content strategy

We continuously evaluate and invest in content strategy to improve and innovate our games and features and to develop current technological platforms. We are currently actively investing in expanding our gaming pipeline as well as developing media and eSports content related to our gaming intellectual property. We also continue to invest to grow our micro-influencer platform, NOIZ, by attracting new influencers and brand customers. We have established a new division internally under the Interactive Films brand. This division will focus on creating content in the vertical short film segment of the digital entertainment market. As of December 31, 2025, we have released 140 short film dramas including licensed films from external organizations and expect a consistent roll out of new short film dramas.

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 56.2 million units between January 1, 2016 and December 31, 2025. During the year ended December 31, 2025, we sold 6.3 million units compared to 4.7 million in the year ended December 31, 2024. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

Relationship with third party distribution platforms

We derive nearly all of our revenue from third-party distribution platforms, these include but are not limited to, Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store and My Nintendo Store. These digital distribution platforms have policies that may impact our reachability to our potential audience, including the discretion to amend their terms of service, which could affect our current operations and our financial performance. As we expand to new markets, we anticipate similar relationships with additional distribution partners that could similarly impact our performance.

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

Recent Developments

In 2025, we accelerated the expansion and monetization of our core franchises across console, PC, and mobile platforms. We released multiple high-impact ARK franchise DLC expansions, including ARK: Astraeos, ARK: Aquatica, and launched the highly anticipated ARK: Lost Colony in December 2025. The pre-sale performance of ARK: Lost Colony from June through November 2025 exceeded expectations with over 372K units sold. ARK: Survival Ascended, the base game, continued to deliver robust results in 2025. The inclusion of ARK: Survival Ascended on PlayStation Plus in May 2025 generated over 8 million downloads and expanded the franchise’s console footprint, with a corresponding uplift in DLC sales. Live-ops execution further strengthened engagement, as Bellwright’s two major content updates drove increased engagement among our fans. On mobile, ARK: Ultimate Mobile Edition surpassed 10 million downloads in 2025, reinforcing our multi-platform strategy. We also broadened our gaming portfolio with three game acquisitions, six indie releases, and new in-house IP announcements, underscoring our commitment to sustained franchise growth and diversified content development.

Beyond gaming, we advanced our Film and TV, and Digital Asset initiatives to diversify revenue streams and strengthen our ecosystem. Our short-form mobile app, SaltyTV, released 140 short film dramas as of December 31, 2025, and continues to scale production under a strategic Memorandum of Understanding with Mega Matrix Inc. focused on joint development and global distribution. We also expanded into interactive full-motion video games with The Fame Game: Welcome to Hollywood, deepening user engagement through narrative-driven experiences. In parallel, we announced a strategic digital asset initiative to evaluate the launch of a proprietary stablecoin designed to enable secured digital payments across our entertainment ecosystem. At our December 2025 Investor Day event, we unveiled the stablecoin’s official branding and symbolically minted the first coin, marking a significant milestone in positioning the Company at the forefront of digital innovation within the interactive entertainment space.

Gaming

In February 2025, we released a brand new DLC map for ARK: Survival Ascended, ARK: Astraeos. This expansive Greek mythology map offers over 264-square kilometers of playable area, filled with stunning scenery, ancient ruins, sacred temples, and powerful new bosses. Since release, we sold 671,000 units across Steam, PlayStation, and Xbox. We have also completed two new game acquisitions through our gaming network and partners as part of the larger effort to expand our games portfolio.

At the Game Developers Conference (GDC) in March 2025, we officially announced the 10-year celebration of ARK: Survival Evolved with a brand new DLC, ARK: Aquatica, released in July 2025. The new non-canonical expansion map features an ambitious underwater setting where 95% of gameplay will take place beneath the surface. For ARK: Survival Ascended, we announced a new full-size canonical DLC expansion, ARK: Lost Colony, that sets in a frozen world where players follow legendary survivor Mei Yin on a perilous quest to uncover ARK’s buried secrets. ARK: Lost Colony’s presale launched in June 2025 and the DLC released to the public in December 2025. We have also debut teaser trailers for two in-house developed projects, Nine Yin Sutra: Wushu and Nine Yin Sutra: Immortal. These two original titles invite players into vast, immersive worlds shaped by martial arts mastery and cultivation.

Shortly after GDC, on April 23, 2025, we released a major content update to Bellwright in the way of celebrating its one-year anniversary. Content update includes 200+ enhancements across visual, audio & gameplay quality-of-life. In the subsequent month, we saw 1.5x units sold compared to one month prior. In keeping up with the momentum of the ARK: Lost Colony announcement, ARK: Survival Ascended (“ASA”) was added to the PlayStation Plus subscription program and made available free of charge to any PlayStation Plus subscribers. The inclusion proved a major success, driving a surge in downloads with over 8 million installs and significantly expanding the player base, further cementing ARK’s presence on console. During the inclusion month, we also saw a healthy uplift in ASA DLC sales on PlayStation.

On June 18, 2025, ARK: Lost Colony Expansion Pass pre-sale went live across Steam, PlayStation, and Xbox. To deepen our commitment to our ARK fans, we have included a brand-new ARK: Fantastic Tames – Drakelings as part of the pre-sale expansion pass. On October 7, 2025, we further enhanced the value of ARK: Lost Colony Expansion Pass by adding a completely new ARK: Fantastic Tames – Elderclaw to the bundle. The pre-sale exceeded our expectations, selling over 372,000 units through November 30, 2025. Furthermore, to broaden our portfolio offerings beyond the sandbox survival genre, we have released six indies games that cater to a broader set of audience throughout 2025.

On December 9, 2025, we released the “Maiden Voyage” content update for Bellwright, representing a meaningful live-ops milestone designed to expand gameplay depth, enhance player progress systems, and introduce new in-game content to support long-term engagement. Bellwright units sold in December 2025 were 10.7x the monthly average units in the prior six months, a reflection of the success of the content update.

On December 19, 2025, ARK: Lost Colony Expansion Pass released across Steam, PlayStation, and Xbox platforms. The DLC bridges the gap between ARK: Extinction expansion and ARK 2, delivering what management believes is one of the most ambitious narrative experience in the franchise’s history to date. In December, unit sales of the DLC were approximately 2.0x the average monthly volume in the preceding six months. On the mobile platform, ARK: Ultimate Mobile Edition, which launched in December of the prior year, surpassed 10 million downloads during 2025. The continued success of the DLC release and mobile content supports our broader objective of extending the lifecycle of the ARK ecosystem on multi-platforms while continuing to provide players with the immersive engagement experience associated with the franchise.

Film and TV

Our short film mobile application, SaltyTV, continues to bring exclusive original content spanning genres from high-intensity thrillers to romance-driven dramas. As of December 31, 2025, we released 140 short film dramas on the platform, reflecting our ongoing investment in premium vertical storytelling. We expect to maintain a consistent cadence of new releases throughout 2026 and beyond while further advancing the Memorandum of Understanding entered into by our subsidiary, Interactive Films, with Mega Matrix Inc., which focuses on the joint development, production, and global distribution of short film dramas. In addition, we expanded the platform’s content ecosystem through the release of a full-motion video (FMV) title, The Fame Game: Welcome to Hollywood, an interactive narrative experience following an emerging actor navigating romance, ambition, and the complexities behind the spotlight.

Digital Asset

On July 15, 2025, the Company announced its intention to explore a strategic digital asset initiative, including evaluating the feasibility of introducing a proprietary stablecoin. This initiative remains subject to various considerations, including regulatory approvals, market conditions, technical feasibility, cybersecurity safeguards, financial controls, and internal governance. Management believes that building a stablecoin infrastructure may position the Company as an early innovator within the digital entertainment industry. At the Company’s 2025 Investor Day held on December 16, 2025, management revealed the official branding of the stablecoin and symbolically minted the first official coin live on stage, representing a significant milestone in advancing its strategy to integrate secure, utility focused digital payments across its ecosystem.

Components of Results of Operations

Revenues

We primarily derive revenue from the sale of our games through various gaming platforms. Through these platforms, users can download our games and, for certain games, purchase virtual items to enhance their game-playing experience. We offer certain software products through third-party digital storefronts, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store and My Nintendo Store, and certain retail distributors.

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

General and administrative

General and administrative expenses include rent expense, salaries, stock-based compensation, legal and professional expenses, administrative internet and server expenses, contract costs, insurance expenses, license and permits, other taxes and travel expenses. We expect salaries and wages to increase as we increase headcount when expanding our product offerings. Stock-based compensation will be recorded within research and development and general and administrative expense. We also record legal settlement expenses as components of general and administrative expenses. We expect general and administrative expenses will increase in absolute dollars due to the inflationary pressures of recent years.

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

Impairment expenses

Impairment expenses consists of costs related to short films and game titles produced or licensed by Snail. When projected future cash flows were no longer expected to recover from the carrying value of film projects and game licenses, we recognize an impairment charge to write down the assets in full, or in part, to their estimated fair value. Impairments during the period primarily resulted from changes in marketing strategies, underperformance of certain titles, or shifts in market demand. These charges negatively impact operating income and reflect our continuous assessment of content performance in a rapidly evolving landscape.

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of (64.6)% differed from the federal statutory tax rate of 21% primarily due to state income taxes and a change in valuation allowance.

Results of Operations

Comparison of the year ended December 31, 2025 versus the year ended December 31, 2024

	Years ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Revenues, net	$81.2	$84.5	$(3.2)	(3.8)%
Cost of revenues	58.8	54.2	4.6	8.4%
Gross profit	22.4	30.3	(7.8)	(25.8)%
Operating expenses:
General and administrative	18.1	12.9	5.2	40.6%
Research and development	14.6	11.6	2.9	25.2%
Advertising and marketing	5.2	1.5	3.7	243.8%
Depreciation	0.3	0.4	(0.1)	(18.4)%
Impairment expenses	1.5	—	1.5	100.0%
Total operating expenses	39.7	26.4	13.4	50.7%
Income (loss) from operations	$(17.3)	$3.9	$(21.2)	(543.9)%

Revenues

Net revenues for the year ended December 31, 2025 decreased by $3.2 million, or 3.8%, compared to the year ended December 31, 2024. The decrease in net revenues was due to a decrease in recognition of deferred revenues of $15.5 million related to the Ark franchise, and, to a lesser extent, a decrease in sales Bellwright of $1.5 million, a decrease in revenues related to Myth of Empires of $1.3 million, partially offset by an increase ARK: Survival Ascended sales of $11.3 million, an increase in Ark Mobile sales of $2.4 million and an increase in revenues generated from SaltyTV application of $0.8 million.

Cost of revenues

Cost of revenues for the year ended December 31, 2025 increased by $4.6 million, or 8.4%, compared to the year ended December 31, 2024.

Cost of revenues for the years ended December 31, 2025 and 2024 comprised the following:

	Years ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Software license royalties – related parties	$20.3	$19.9	$0.4	2.0%
Software license royalties	0.2	0.6	(0.4)	(70.6)%
License fees – related party	24.0	24.0	—	—%
License and amortization	1.7	—	1.7	22,251.3%
Merchant fees	1.9	0.9	1.0	109.2%
Engine fees	4.7	3.8	0.9	22.3%
Internet, server and data center	5.9	4.9	1.0	19.2%
Costs related to other revenue	0.1	0.1	—	82.1%
Total:	$58.8	$54.2	$4.6	8.4%

The increase in cost of revenues for the year ended December 31, 2025 was due to an increase of $1.7 million in license and amortization primarily due to a larger depreciable base attributable to film assets, an increase in engine fees of $0.9 million due to a one-time engine expense fee, an increase in internet, server and data center fees of $1.0 million, and an increase in merchant fees of $1.0 million related to increase ARK: Ultimate Mobile Edition revenues.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2025 increased by $5.2 million, or 40.6%, compared to the year ended December 31, 2024. The increase in general and administrative expenses was due to an increase in salaries and wages of $3.0 million due to an increase in an employee headcount and recording $0.4 million in stock compensation expense in 2025 versus an income related stock based income of ($0.9) million in 2024, an increase in contractors expenses of $1.0 million, an increase in general office expenses of $0.5 million, an increase in legal and professional costs of $0.3 million, an increase in rent, insurance and travel expenses of $0.5 million and an increase in public company expenses of $0.2 million related to SEC filing fees, investor relations, NASDAQ listing fees and compliance expenses; partially offset by an decrease in non-income related taxes of $0.2 million and fines and penalties of $0.1 million.

Research and development expenses

Research and development expenses for the year ended December 31, 2025 increased by $2.9 million, or 25.2%, compared to the year ended December 31, 2024. The increase in research and development expenses was due to the outsourced development of For the Stars and Nine Yin Sutra: Immortal paid through Suzhou Snail and increased internal research and development salaries as we continue to build our internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the year ended December 31, 2025 increased by $3.7 million, or 243.8%, compared to the year ended December 31, 2024. The increase is due to our presence at GDC in March 2025, and increased advertising campaigns for ARK: Aquatica, ARK: Lost Colony, Wandering Wizard titles, and SaltyTV content releases.

Impairment expenses

Impairment expenses for the year ended December 31, 2025 increased by $1.5 million, or 100.0%, compared to the year ended December 31, 2024. The increase in impairment expense was due to the underperformance of certain short films and game titles and changes in the market conditions affecting expected future cash flow during the year ended December 31, 2025. There were no such impairments during the year ended December 31, 2024.

Other Factors Affecting Net Income (Loss)

	Years ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Interest income	$1.3	$0.3	$1.1	417.1%
Interest expense	(0.7)	(0.7)	0.1	(8.7)%
Other income (expense)	0.1	(1.0)	1.1	111.7%
Income tax provision	(10.7)	(0.6)	(10.1)	(1,590.9)%

Interest income

Interest income was $1.3 million and $0.3 million for the year ended December 31, 2025 and 2024, respectively. The increase was due to $1.1 million of interest income related to the interest portion of IRS refunds received during the year ended December 31, 2025.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense remained relatively consistent for the year ended December 31, 2025 compared to December 31, 2024.

Other income (expense)

Other income (expense) increased by $1.1 million for the year ended December 31, 2025, in comparison to the year ended December 31, 2024. The increase is primarily due to the $2.0 million fair market value increase of our outstanding and exercised warrant liabilities, partially offset by a $0.5 million fair market value decrease of our convertible notes, a $0.3 million decrease in Angela Games settlement income and $0.1 million write off of deferred offering costs related to our equity line of credit warrants.

Provision for income taxes

We had an income tax provision of $10.7 million for the year ended December 31, 2025 and a provision of $0.6 million for the year ended December 31, 2024. Our effective income tax rate was (64.6)% and 25.7% during the years ended December 31, 2025 and 2024, respectively. The increase was due to a valuation allowance of $10.8 million for which we determined it is more-likely-than-not that such deferred tax assets will not be realized.

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

	Years ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Units Sold(1)	6.3	4.7	1.6	32.7%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units sold increased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, by 1.6 million units, or 32.7%. Units sold of ARK franchise increased by 1.7 million units, partially offset by a decrease in Bellwright and West Hunt sales of 0.1 million units.

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

	Years ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Total net revenue	$81.2	$84.5	$(3.2)	(3.8)%
Change in deferred net revenue	6.6	(8.8)	15.5	(174.8)%
Bookings	$87.8	$75.7	$12.2	16.2%

For the year ended December 31, 2025, bookings increased by $12.2 million, or 16.2%, compared to the year ended December 31, 2024, because of increased sales of ARK: Survival Ascended driven by the launch of ARK: Lost Colony in December 2025, the release of ARK: Astraeos in February 2025 and ARK: Survival Evolved had its first sales event in June 2025 since the price drop in August 2023. Additionally, we deferred $6.6 million for ARK: Survival Ascended DLC’s which have not yet released in 2025 as compared to $13.2 million recognized from deferred revenue upon the release of Scorched Earth, Aberration and Extinction in 2024 and deferred $6.7 million in revenues during the year ended December 31, 2024 for the ARK: Survival Ascended DLC’s that have not yet released.

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

We present EBITDA because it is used by management to assess our financial performance, excluding certain expenses that management believes do not reflect the ongoing operating performance of the business. Management uses EBITDA to supplement GAAP measures of performance when evaluating our business strategies, making budgeting decisions and comparing performance against peer companies. Management believes EBITDA is useful to investors and analysts in highlighting trends in our operating performance, while other measures can differ significantly depending on long-germ strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments.

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

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure.

	Years ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Net income (loss)	$(27.2)	$1.8	$(29.1)	(1,590.8)%
Interest income and interest income – related parties	(1.3)	(0.3)	(1.1)	413.9%
Interest expense and interest expense – related parties	0.7	0.7	(0.1)	(8.7)%
Provision for income taxes	10.7	0.6	10.1	1,590.9%
Depreciation	0.3	0.4	(0.1)	(18.4)%
EBITDA	$(16.8)	$3.2	$(20.2)	(627.1)%

For the year ended December 31, 2025, EBITDA decreased by $20.2 million, or 627.1%, compared to the year ended December 31, 2024, primarily due to the decrease in gross profit of $7.8 million, an increase in general and administrative expenses of $5.2 million, an increase in research and development of $2.9 million, an increase in advertising and marketing of $3.7 million and an additional $1.5 million in impairment expenses.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $8.6 million and $7.3 million as of December 31, 2025 and 2024, respectively.

Our restricted cash and cash equivalents were $1.9 million and $0.9 million as of December 31, 2025 and 2024, respectively. Our restricted cash primarily consists of time deposits and to secure standby letters of credit with certain of our landlords and hold collateral in reserve related to our revolving line of credit.

As of December 31, 2025, our 2021 Revolving Loan has a balance of $5.0 million and is due and payable in June 2027. Additionally, in February 2025 we issued convertible notes with a stated value of $3.3 million which matured in February 2026 and have been fully repaid. We obtained a term loan note of $3.5 million in June 2025 with a maturity date of June 2028. In October 2025, we issued convertible notes with a stated value of $2.2 million, which mature in October 2026; and in November 2025, we also issued convertible notes with a par value of $1.1 million, which mature in November 2026. Additionally, we have available to issue up to $4.4 million of convertible notes to our existing noteholders. We were in compliance with our debt covenants related to the 2021 Revolving Loan, 2021 Promissory note and 2025 Term Loan for the trailing twelve months ended December 31, 2025. We received a waiver for the covenant breach during the trailing twelve months ended December 31, 2024. We have received an extension on our 2021 Revolving Loan from the lender. There is no guarantee we will receive a waiver from the applicable lender if the covenants of the loans are breached in the future. In the event of a future breach of the debt covenants the lender has the right, but not the obligation, to declare all or any part of the debt as due immediately and cease making any advances or extend any further credit to us.

We have raised capital through the issuance of the convertible notes and the distribution agreement entered into with our retail partner which provided advanced royalties. We may need to raise additional capital and issue registered shares to draw on an equity line of credit if needed. The need for additional capital depends on many factors, including, among other things, whether we can successfully renegotiate the terms of our debt arrangements, the rate at which our business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. We cannot provide assurance that we will be able to successfully access any such equity or debt financings, that the required equity or debt financings would be available on terms acceptable to us, if at all, or that any such financings would not be dilutive to our stockholders.

Our current unrestricted cash position of approximately $8.6 million, and our expected revenue receipts will allow us to continue operations beyond the next 12 months and service our current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated:

	Years ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Net cash flows used in operating activities	$(1.2)	$(1.6)	$0.4	(26.3)%
Net cash flows used in investing activities	(5.3)	—	(5.3)	(100.0)%
Net cash flows provided by (used in) financing activities	8.7	(6.5)	15.2	(234.2)%
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$2.2	$(8.1)	$10.3	(128.5)%

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2025 increased $0.4 million as compared to the year ended December 31, 2024, primarily due to fluctuations in working capital. Accounts payable – related parties increased by $11.5 million as of December 31, 2025 compared to December 31, 2024, primarily due to $3.2 million of net licensing costs incurred and $0.3 million related to development costs for the SaltyTV app, compared to a decrease of $8.0 million in the prior year driven by timing of payments made to Suzhou Snail and SDE. Accounts payable also increased by $8.3 million, primarily due to the timing of payments related to $7.1 million of vendor obligations and $0.4 million of EPIC license fees. These increases were partially offset by an $18.0 million increase in accounts receivable, primarily driven by higher net billing activity of $14.6 million in 2025 compared to 2024 and $3.5 million of lower cash collections during the period.

We had a net loss of $27.2 million and a net income of $1.8 million, for the years ended December 31, 2025 and 2024, respectively, representing a decrease of $29.0 million. The decrease was primarily due to an decrease in net revenue of $3.3 million, an increase in cost of revenues of $4.6 million, an increase of general and administrative expenses of $5.2 million, an increase of research and development costs of $3.0 million, an increase in advertising and marketing of $3.7 million, an increase in impairment expenses of $1.5 million, an increase in income tax provision of $10.1 million, partially offset by an increase in other income (expense) of $2.1 million.

Non-cash reconciling items were $14.0 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively, representing an increase of $13.5 million. The increase in the non-cash reconciling items was due to an increase in deferred taxes of $11.4 million, an increase in amortization of intangible assets and film assets of $1.7 million, an increase in impairment of film and intangible assets of $1.5 million, an increase in stock based compensation expense of $1.3 million; partially offset by an increase on the gain in fair value of warrant liabilities of $2.1 million, a decrease in accretion of a convertible notes of $0.2 million and a decrease in depreciation and amortization of $0.1 million.

Our accounts receivable - related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of December 31, 2025 and 2024, the net outstanding balances of receivables due from SDE were $1.5 million and $7.5 million, respectively. We expect accounts receivables owed to us by SDE will be repaid within the next fiscal year and intend to exercise all legally available means of collection. We have entered into an agreement with SDE to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5 – Accounts Receivable  (Payable) – Related Party to our consolidated financial statements included in this Annual Report.

Investing activities

Net cash flows used in investing activities for the year ended December 31, 2025 were $5.3 million compared to none in the year ended December 31, 2024. Investing activities for the year ended December 31, 2025 included $0.3 million for the acquisition of software applications, $4.1 million for the acquisition of license rights to certain titles, and $0.9 million in capitalized research and development expenditures for the development of software to be sold or marketed.

Financing activities

Net cash flows provided by (used in) financing activities for the year ended December 31, 2025 were $8.7 million compared to ($6.5) million for the year ended December 31, 2024. Financing activities for the year ended December 31, 2025 included proceeds from issuances of convertible notes of $6.0 million, borrowings on $3.5 million term loan, $2.0 million on the revolving line of credit and proceeds of $0.2 million resulting from the exercise of liability classified warrants partially offset by repayments of convertible notes of $2.3 million and additional repayments of notes payable of $0.6 million. Financing activities for the year ended December 31, 2024 included $6.4 million in debt payments, $0.3 million in payments of capitalized offering costs in accounts payable and proceeds of $0.2 million resulting from the exercise of liability classified warrants

Registered Offerings

In October 2023, we filed a Registration Statement on Form S-1 with the SEC in connection with our issuance of convertible note, equity line of credit and warrants related to each financing as noted below.

In September 2024, we filed a universal shelf Registration Statement on Form S-3 that registered $50,000,000 of any combination of our Class A common stock, preferred stock, debt securities, warrants or units described therein, either individually or in combination with other securities. The “shelf” Registration Statement was declared effective on September 20, 2024 and was used to register pursuant to a prospectus supplement, dated August 7, 2025, to the “shelf” Registration Statement, the potential sale of up to $4.5 million of shares of our Class A common stock pursuant to the ATM Sales Agreement.

On May 8, 2025, we filed a Registration Statement on Form S-1 with the SEC in connection with our Class A shares of common stock underlying the convertible notes issued in the aggregate principal amount of $3.3 million maturing February 2026. The notes bore a 5% interest rate, and were repayable in 10 monthly installments starting May 21, 2025. These notes were convertible into Class A common stock at $5.00 per share, subject to certain exceptions.

On December 15, 2025, we filed a Registration Statement on Form S-1 with the SEC in connection with our Class A shares of common stock underlying two convertible notes issued in the aggregate principal amount of $3.3 million. The first note, issued October 24, 2025, has a principal amount of $2.2 million for proceeds of $2.0 million, bears a 5% interest rate, repayable in 10 monthly installments starting January 24, 2026 and maturing October 24, 2026. The second note, issued November 26, 2025, has a principal amount of $1.1 million for proceeds of $1.0 million, bears a 5% interest rate, repayable in 10 monthly installments starting February 26, 2026 and maturing November 26, 2026. These notes are convertible into Class A common stock at $5.00 per share, subject to certain exceptions as discussed below.

Capital Resources

We fund our operations from our net cash flows provided by operating activities as well as through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. In addition to these cash flows, we have entered into certain debt arrangements to provide additional liquidity and to finance our operations.

Revolving Loan

In December 2018, we entered into a revolving loan and security agreement with a financial institution for a revolving note in the amount of $5.5 million. On June 17, 2021, we amended and restated our revolving loan and security agreement (the “2021 Revolving Loan”) to increase our revolving line of credit to $9.0 million. On June 21, 2023, we further amended the 2021 Revolving Loan Agreement and decreased the maximum balance from $9.0 million to $6.0 million. As amended, the 2021 Revolving Loan would mature on December 31, 2023 and bore interest at a rate equal to the prime rate less 0.25% and a floor rate of 6.50%. Interest is due and payable under the 2021 Revolving Loan on a monthly basis. We amended the revolving loan agreement in January 2026, to extend the 2021 Revolving Loan maturity date to June 2026. In March 2026, the agreement was further amended to extend the maturity date to March 2030 and to reduce the maximum principal amount from $6,000,000 to $5,000,000 and pledging a $1,000,000 time certificate of deposit. As of December 31, 2025, we had borrowings of $5.0 million outstanding under our 2021 Revolving Loan.

Promissory Note

In June 2021, we entered into a loan agreement with a financial institution providing for a term loan in an aggregate principal amount of $3.0 million (the “2021 Term Loan”). The Term Loan, which is set to mature in June 2031, bears interest at a fixed rate of 3.5% for the first five years and then at a floating rate of the Wall Street Journal prime rate until maturity. The Term Loan is secured by our principal headquarters.

2025 Term Loan

In June 2025, we entered into a loan agreement with a financial institution providing for a term loan in an aggregate principal amount of $3.5 million. This loan is set to mature in June 2028, bears interest at a floating rate of 0.50% in excess of Wall Street Journal prime rate or a floor of 6.50% rate until maturity.

Convertible Notes

On August 24, 2023, we issued convertible notes (the “2023 Convertible Notes) at a 7.4% discount and a principal balance of $1,080,000. The notes had an interest rate of 7.5%, were paid in consecutive monthly installments beginning February 24, 2024 and matured on May 24, 2024. We also issued to the purchasers of the 2023 Convertible Notes warrants to purchase an aggregate of 714,285 shares that were accounted for under the fair value method and allocated a value of $445,754. The difference of $525,754 between the proceeds allocated to the 2023 Convertible Notes and the aggregate principal amount was accreted over the life of the notes and accounted for the fair value of the warrants and the stated discount. Additionally, $152,500 of transaction costs incurred by us were recorded as a debt discount. The discount was amortized using the effective interest rate of 103.4%. The effective interest rate is based on the principal balance discounted by stated interest, debt issuance costs and fair value allocated to the related warrants. As of December 31, 2024, the 2023 Convertible Notes have been repaid. We registered shares for potential issuance on exercise of the warrants, or conversion of the note, under a registration statement on Form S-1 that was declared effective on October 30, 2023. As of December 31, 2024, the note holders have exercised 202,379 warrants. During the year ended December 31, 2024, prior to repayment, the noteholders exercised the option to convert $60,000 in principal of the notes to 71,460 shares of our Class A common stock.

In February 2025, we issued convertible notes (the “February 2025 Convertible Notes”) with an aggregate principal amount of $3,300,000 for gross proceeds of $3,000,000. The February 2025 Convertible Notes, which matured on February 21, 2026, carried an original issue discount of 10%, and were subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges were payable in 10 equal monthly payments starting May 21, 2025. We are accounting for the convertible notes at fair value. As of February 28, 2026, the February 2025 Convertible Notes have been fully repaid and no amounts remain outstanding.

In October 2025, we issued a convertible note (the “October 2025 Convertible Note”) with an aggregate principal amount of $2,200,000 for gross proceeds of $2,000,000. The October 2025 Convertible Notes, which mature on October 24, 2026, carry an original issue discount of 10%, and are subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting January 24, 2026. We are accounting for the convertible notes at fair value

In November 2025, we issued a convertible note (the “November 2025 Convertible Note” and, together with the February 2025 Convertible Notes, and the October 2025 Convertible Note, and the “2025 Convertible Notes”) with an aggregate principal amount of $1,100,000 for gross proceeds of $1,000,000. The November 2025 Convertible Notes, which mature on November 26, 2026, carry an original issue discount of 10%, and are subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting February 26, 2026. We are accounting for the convertible notes at fair value.

The 2025 Convertible Notes are ranked as a senior unsecured obligation of the Company with priority over all existing and future unsecured indebtedness. Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest of the 2025 Convertible Notes can be converted at the option of the holder at any time into shares of our Class A common stock, at a conversion price of $5.00 per share, except that, for an aggregate of $577,500 of the conversion amount with respect to the October 2025 Convertible Note, and an aggregate of $288,750 of the conversion amount with respect to the November 2025 Convertible Note, the conversion price will be equal to the lesser of $5.00 per share or 92% of the lowest daily volume weighted average price of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion. The conversion price may be adjusted for certain customary dilutive events. We have registered the resale by the holders of the October 2025 Convertible Note and the November 2025 Convertible Note of an aggregate of 5,414,991 shares of Class A common stock issuable upon the conversion of such notes.

Equity Line Purchase Agreement

On August 24, 2023, we entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with an investor, pursuant to which the investor has committed to purchase up to $5,000,000 in shares of the Class A common stock, subject to certain limitations and conditions set forth in the Equity Line Purchase Agreement.

We have registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on a Registration Statement on Form S-1 that was declared effective on October 30, 2023. As of December 31, 2025, we have not sold any Class A common stock under the Equity Line Purchase Agreement and the agreement has expired. The investor has exercised 33,333 warrants.

At the Market Offering Program

On August 7, 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Sales Agent” or “Wainwright”) to sell shares of our Class A common stock from time to time, in an “at the market offering” program through Wainwright, with certain limitations on the amount of Class A common stock that may be offered and sold thereunder. The sales, if any, of the shares of Class A common stock made under the ATM Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq or on any other existing trading market for the Class A common stock, directly to Wainwright as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. Offers and sales of shares of Class A common stock by the Company, if any, under the ATM Sales Agreement, will be made through a prospectus supplement, dated August 7, 2025 and an accompanying base prospectus, dated September 20, 2024, contained therein (the “ATM Prospectus Supplement”), which ATM Prospectus Supplement forms a part of our shelf registration statement on Form S-3 (File 333-282030), initially filed by the Company with the SEC on September 11, 2024, and declared effective by the SEC on September 20, 2024. The aggregate market value of the shares of Class A common stock eligible for sale under the ATM Prospectus Supplement is currently $4,500,000, which is based on the limitations of General Instruction I.B.6 of Form S-3. During the year ended December 31, 2025, there were no sales of Class A common stock under the ATM Sales Agreement.

Financial covenants

The 2021 Revolving Loan, 2021 Term Loan, and the 2025 Term Loan require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the 2021 Revolving Loan requires us to maintain an outstanding principal balance of no more than $2.5 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended December 31, 2025, the Company has met the minimum debt service coverage ratio required by its debt covenants. Any failure to comply with the covenants, or receive waivers for the covenants, could lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral.

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

Determining the Fair Value of Debt

The fair value of debt instruments for which we have elected the fair value option is estimated using an industry-standard binomial lattice framework incorporating unobservable inputs — including our own credit spread, equity volatility derived from historical stock prices, and risk-free rates — resulting in a Level 3 classification within the fair value hierarchy. These estimates are affected by fluctuations in our stock price, changes in our creditworthiness, shifts in market interest rates, and the probability and timing of conversion, prepayment and other settlement events. While most of these inputs are derived from objective market data or contractual terms, expected volatility requires significant management judgement as it is not directly observable. Changes in these inputs, including our credit spread or assumed equity volatility, could result in material fluctuations in the reported fair value of these liabilities, with corresponding gains or losses recognized in earnings.

Impairment of Intangible Assets

We evaluate our intangible assets, including game titles and film costs, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, using estimated future cash flows, discount rates, and title-specific performance assumptions that require significant management judgment. Such estimates are subject to inherent uncertainty and are influenced by factors including, but not limited to, title-specific revenue projections, changes in marketing plans, and observed digital content consumption patterns. The applicable discount rate is also subject to variability and may materially affect the determination of fair value. If the carrying value of an asset exceeds its estimated future discounted cash flows, we recognize an impairment charge for the difference. Changes in these underlying assumptions — including actual player engagement, licensing performance, or film revenues — could have a material impact on our financial condition and results of operations.

Deferred Income Taxes

Our deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Changes in tax laws or the level of future taxable income could affect the realizability of deferred income tax assets. We recognize deferred income taxes based on estimates of future taxable income and the utilization of tax loss carryforwards. In evaluating the realizability of deferred taxes, we evaluate all available positive and negative evidence of whether sufficient future taxable income will be generated to realize the deferred tax assets, including the results of recent operations and projections of future taxable income. The weighing of positive and negative evidence and the projection of future taxable income requires significant judgment and estimates. In addition, changes in these estimates may have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Snail, Inc.

Consolidated Financial Statements

UPDATE

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Snail, Inc.

Culver City, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Snail, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 19, 2026

Item 1. Consolidated Financial Statements

Snail, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024

ASSETS

Current Assets:
Cash and cash equivalents	$8,568,164	$7,303,944
Restricted cash and cash equivalents	187,000	—
Accounts receivable, net of allowances for credit losses of $523,500 as of December 31, 2025 and 2024	12,528,347	9,814,822
Accounts receivable – related party	—	2,336,274
Loan and interest receivable – related party	107,759	105,759
Prepaid expenses – related party	2,700,474	2,521,291
Prepaid expenses and other current assets	2,232,485	1,846,024
Prepaid taxes	4,734,007	7,318,424
Total current assets	31,058,236	31,246,538

Restricted cash and cash equivalents, net of current portion	1,748,000	935,000
Accounts receivable – related party, net of current portion	—	1,500,592
Prepaid expenses – related party, net of current portion	8,282,974	9,378,594
Property and equipment, net	4,146,175	4,378,352
Intangible assets, net	3,827,927	973,914
Intangible assets, net – related party	4,916,667	—
Deferred income taxes	—	10,817,112
Other noncurrent assets, net	604,793	1,683,932
Operating lease right-of-use assets, net	4,722,366	1,279,330
Total assets	$59,307,138	$62,193,364

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$5,506,332	$4,656,367
Accounts payable – related parties	20,067,013	15,383,171
Accrued expenses and other liabilities	3,364,150	4,499,280
Interest payable – related parties	527,770	527,770
Revolving loan	—	3,000,000
Convertible notes at fair value	3,842,189	—
Current portion of long-term debt	1,305,880	2,722,548
Current portion of deferred revenue	14,799,840	3,947,559
Current portion of operating lease liabilities	393,448	1,444,385
Total current liabilities	49,806,622	36,181,080

Accrued expenses	468,106	265,251
Revolving loan	5,000,000	—
Long-term debt, net of current portion	4,292,538	—
Deferred revenue, net of current portion	17,282,685	21,519,888
Operating lease liabilities, net of current portion	4,336,240	57,983
Total liabilities	81,186,191	58,024,202

Commitments and contingencies

Stockholders’ Equity (Deficit):
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 10,382,336 shares issued and 9,032,061 shares outstanding as of December 31, 2025, and 9,626,070 shares issued and 8,275,795 shares outstanding as of December 31, 2024	1,038	962
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of December 31, 2025 and December 31, 2024	2,875	2,875

Additional paid-in capital	26,923,115	25,738,082
Accumulated other comprehensive loss	(275,049)	(279,457)
Accumulated deficit	(39,352,510)	(12,117,385)
Treasury stock at cost (1,350,275 shares as of December 31, 2025 and 2024)	(3,671,806)	(3,671,806)
Total Snail, Inc. equity (deficit)	(16,372,337)	9,673,271
Noncontrolling interests	(5,506,716)	(5,504,109)
Total stockholders’ equity (deficit)	(21,879,053)	4,169,162
Total liabilities, noncontrolling interests and stockholders’ equity (deficit)	$59,307,138	$62,193,364

See accompanying notes to the consolidated financial statements

Snail, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2025 and 2024

	2025	2024

Revenues, net	$81,225,622	$84,467,047
Cost of revenues	58,794,947	54,236,342

Gross profit	22,430,675	30,230,705

Operating expenses:
General and administrative	18,092,206	12,867,210
Research and development	14,580,668	11,647,293
Advertising and marketing	5,236,951	1,523,398
Depreciation	247,976	303,714
Impairment expenses	1,536,182	—
Total operating expenses	39,693,983	26,341,615

Income (loss) from operations	(17,263,308)	3,889,090

Other income (expense):
Interest income	1,348,013	260,679
Interest income – related parties	2,000	2,005
Interest expense	(660,088)	(723,038)
Other income (expense)	115,051	(981,223)
Foreign currency transaction gain (loss)	(90,500)	11,686
Total other income (expense), net	714,476	(1,429,891)

Income (loss) before provision for income taxes	(16,548,832)	2,459,199

Provision for income taxes	10,688,900	632,124

Net income (loss)	(27,237,732)	1,827,075

Net loss attributable to non-controlling interests	(2,607)	(4,865)

Net income (loss) attributable to Snail, Inc.	(27,235,125)	1,831,940

Comprehensive income (loss) statement:

Net income (loss)	$(27,237,732)	$1,827,075

Other comprehensive income (loss):
Other comprehensive loss related to foreign currency translation adjustments, net of tax	(23,969)	(25,074)
Other comprehensive income related to credit adjustments, net of tax	28,377	—
Total other comprehensive income (loss)	4,408	(25,074)

Total comprehensive income (loss)	$(27,233,324)	$1,802,001

Net income (loss) attributable to Class A common stockholders:
Basic	$(6,322,162)	$400,576
Diluted	$(6,322,162)	$400,576

Net income (loss) attributable to Class B common stockholders:
Basic	$(20,912,963)	$1,431,364
Diluted	$(21,289,188)	$1,431,364

Income (loss) per share attributable to Class A common stockholders:
Basic	$(0.73)	$0.05
Diluted	$(0.73)	$0.05

Income (loss) per share attributable to Class B common stockholders:
Basic	$(0.73)	$0.05
Diluted	$(0.74)	$0.05

Weighted-average shares used to compute income (loss) per share attributable to Class A common stockholders:
Basic	8,690,934	8,045,469
Diluted	8,690,934	8,045,469

Weighted-average shares used to compute income (loss) per share attributable to Class B common stockholders:
Basic	28,748,580	28,748,580
Diluted	28,748,580	28,748,580

See accompanying notes to the consolidated financial statements

Snail, Inc. and Subsidiaries

Consolidated Statements of Equity (Deficit) for the Years Ended December 31, 2025 and 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2024	9,626,070	$962	28,748,580	$2,875	$25,738,082	$(279,457)	$(12,117,385)	(1,350,275)	$(3,671,806)	$9,673,271	$(5,504,109)	$4,169,162

Conversion of convertible notes to common stock	295,873	30	—	—	331,470	—	—	—	—	331,500	—	331,500

Exercise of warrants	189,285	19	—	—	482,094	—	—	—	—	482,113	—	482,113

Stock based compensation related to restricted stock units	—	—	—	—	371,496	—	—	—	—	371,496	—	371,496

Common stock issued for service	271,108	27	—	—	(27)	—	—	—	—	—	—	—

Fair value changes of convertible notes	—	—	—	—	—	28,377	—	—	—	28,377	—	28,377

Foreign currency translation	—	—	—	—	—	(23,969)	—	—	—	(23,969)	—	(23,969)

Net loss	—	—	—	—	—	—	(27,235,125)	—	—	(27,235,125)	(2,607)	(27,237,732)

Balance at December 31, 2025	10,382,336	$1,038	28,748,580	$2,875	$26,923,115	$(275,049)	$(39,352,510)	(1,350,275)	$(3,671,806)	$(16,372,337)	$(5,506,716)	$(21,879,053)

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2023	9,275,420	$927	28,748,580	$2,875	$26,171,575	$(254,383)	$(13,949,325)	(1,350,275)	$(3,671,806)	$8,299,863	$(5,499,244)	$2,800,619

Conversion of notes payable	71,460	7	—	—	59,993	—	—	—	—	60,000	—	60,000

Exercise of warrants	235,712	24	—	—	396,726	—	—	—	—	396,750	—	396,750

Stock based compensation related to restricted stock units	—	—	—	—	(890,208)	—	—	—	—	(890,208)	—	(890,208)

Common stock issued for service	43,478	4	—	—	(4)	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	(25,074)	—	—	—	(25,074)	—	(25,074)

Net income (loss)	—	—	—	—	—	—	1,831,940	—	—	1,831,940	(4,865)	1,827,075

Balance at December 31, 2024	9,626,070	$962	28,748,580	$2,875	$25,738,082	$(279,457)	$(12,117,385)	(1,350,275)	$(3,671,806)	$9,673,271	$(5,504,109)	$4,169,162

See accompanying notes to the consolidated financial statements

Snail, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

	2025	2024

Cash flows from operating activities:
Net income (loss)	$(27,237,732)	$1,827,075
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization – intangible assets, net	311,129	7,804
Amortization – intangible assets, net – related party	83,333	—
Amortization – film assets	1,331,330	—
Amortization – loan origination fees and debt discounts	13,109	62,855
Accretion – convertible notes	—	222,628
Loss on change in fair value of convertible notes	504,658	—
(Gain) loss on change in fair value of warrant liabilities	(719,925)	1,332,815
Depreciation – property and equipment	247,976	303,714
Impairment of film assets	868,722	—
Impairment of intangible assets	667,460	—
Gain on remeasurement of previously held equity interest	(7,857)	—
Stock-based compensation expense (income)	371,496	(890,208)
Deferred taxes, net	10,817,741	(569,601)

Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(2,678,525)	15,319,987
Accounts receivable – related party	3,836,866	3,663,726
Prepaid expenses – related party	(1,583,563)	1,928,581
Prepaid expenses and other current assets	(386,461)	(1,206,331)
Prepaid taxes	2,584,417	2,211,331
Other noncurrent assets	(1,265,874)	(1,523,065)
Accounts payable	1,106,676	(7,183,648)
Accounts payable – related parties	3,473,842	(8,001,265)
Accrued expenses and other liabilities	110,762	46,542
Loan and interest receivable – related party	(2,000)	(2,005)
Lease liabilities	(215,715)	(266,800)
Deferred revenue	6,615,079	(8,849,259)
Net cash used in operating activities	(1,153,056)	(1,565,124)

Cash flows from investing activities:
Acquisition of software	(290,000)	—
Acquisition of software licenses	(4,087,896)	—
Investments in software	(854,269)	—
Net cash paid for acquisition of Matrioshka	(9,719)	—
Acquisition of fixed assets	(15,798)	—
Net cash used in investing activities	(5,257,682)	—

Cash flows from financing activities:
Repayments on promissory note	—	(89,374)
Repayments on notes payable	(624,131)	(2,333,333)
Repayments on convertible notes	(2,303,527)	(1,020,000)
Repayments on revolving loan	—	(3,000,000)
Borrowings on revolving loan	2,000,000	—
Borrowings on term loan	3,500,000	—
Cash proceeds from exercise of warrants	159,000	220,000
Proceeds on issuance of convertible notes	6,000,000	—
Payments of loan origination fees	(25,750)	—
Payments of offering costs in accounts payable	—	(262,914)
Net cash provided by (used in) financing activities	8,705,592	(6,485,621)

Effect of foreign currency translation on cash and cash equivalents	(30,634)	(24,630)

Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	2,264,220	(8,075,375)

Cash and cash equivalents, and restricted cash and cash equivalents – beginning of the year	8,238,944	16,314,319

Cash and cash equivalents, and restricted cash and cash equivalents – end of the year	$10,503,164	$8,238,944

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$617,246	$467,188
Income taxes	$(2,859,830)	$(1,100,302)
Noncash transactions during the year for:
Change in fair value of notes recorded in accumulated other comprehensive income	$21,297	$—
Debt converted to equity	$(331,500)	$(60,000)
Right-of-use assets obtained in exchange for a lease liability	$(4,709,564)	$(85,588)
Liabilities converted to equity upon exercise of warrants	$323,113	$176,750
Acquisition of software in accounts payable – related parties	$—	$290,000
Acquisition of software and software licenses in accounts payable and accrued expenses	$130,000	$420,000
Net assets acquired in a business combination	$5,461	$—
Acquisition of software licenses in accounts payable – related parties	$1,500,000	$—
Acquisition of software license paid in prior years	$2,500,000	$—

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

The Company incorporated new wholly owned subsidiaries to facilitate future business operations and strategic initiatives. Rustic Roost, LLC was incorporated on December 13th, 2024; Snail Coins, LLC was incorporated on August 7th, 2025; Snail Coins (BVI), Ltd was incorporated on September 8th, 2025; and Egofold, LLC was incorporated on August 8th, 2025. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include revenue recognition, see Note 2 – Revenue Recognition, provisions for credit losses, deferred income tax assets and associated valuation allowances, deferred revenue, stock-based compensation and fair value of warrants and convertible notes. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenue is generated from the publishing of software games sold digitally and through physical discs (e.g., packaged goods), the publishing of separate downloadable content that are new feature releases to existing digital full-game downloads that are sold digitally, and in-app purchases of virtual goods used by players of its free-to-play mobile games. When control of the promised products and services is transferred to the end users, the Company recognizes revenue in the amount that reflects the consideration it expects to receive in exchange for these products and services. Revenue from delivery of products is recognized at a point in time when the intellectual property is made available to the third-party platform.

The Company determines the standalone selling price for its technical support performance obligation using the cost-plus-margin approach in accordance with ASC 606, Revenue from Contracts with Customers. The Company determines the proportion of total technical support activity attributable to its games based on historical data. The Company then uses the per-unit cost determination to allocate technical support costs over an estimated service period of five years, the expected life of the user. The resulting per-unit cost is increased by a reasonable margin percentage to arrive at the per unit price of the Company’s technical support obligations.

The Company is a publisher of games and sells to its customers including Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve’s Steam, Epic Games Store, My Nintendo Store and retail distributors. The Company assesses whether it acts as principal or agent in each transaction, considering factors such as contractual terms, primary responsibility for fulfilling the promise to deliver the product, and discretion in pricing. The Company serves as the principal for the publisher of games in its arrangement with a related party, SDE Inc. (“SDE”), recognizing revenue on a gross basis. Under this arrangement, the Company licenses intellectual property rights from SDE. For mobile sales arrangements via Apple’s App Store and the Google Play Store, the Company has discretion in establishing the price for the specified good or service and it has determined that the Company is the principal to the end user and thus reports revenue on a gross basis. The Company serves as the principal of games in its arrangement with a related party, Suzhou Snail.

The virtual goods that the Company sells to players of its free-to-play mobile-games, include virtual currency or in-game purchases of additional game play functionality. For virtual goods, the satisfaction of the Company’s performance obligation is dependent on the nature of the virtual good purchased and as a result, the Company categorizes its virtual goods as follows:

●	Consumable: consumable virtual items represent items that can be consumed by a specific player action. Consumable virtual items do not result in a direct benefit that the player keeps or provide the player any continuing benefit following consumption, and they often enable a player to perform an in-game action immediately. For the sale of consumable virtual items, the Company recognizes revenue ratably over the estimated service period, or as items are consumed, as applicable to the game (i.e., over time).

●	Durable: durable virtual items represent items that are accessible to the player over an extended period of time. The Company recognizes revenue from the sale of durable virtual items ratably over the estimated service period for the applicable game (i.e., over time), which represents the Company’s best estimate of the average life of the durable virtual item or the life of the user.

For games that were sold in a bundle with downloadable content (“DLC”) that have not yet been launched and been reported in deferred revenue in the consolidated balance sheets, the Company has used the adjusted market assessment approach per Accounting Standards Codification (“ASC”) 606-10-32-34 to assign a value for the Company’s remaining performance obligations. The Company uses the following reasonably available information in developing the standalone selling prices of the performance obligations:

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Contract Balance

The Company records deferred revenue when cash payments are received or due in advance of its performance, even if amounts are refundable.

Deferred revenue is comprised of the transaction price allocable to the Company’s performance obligation on technical support and the sale of virtual goods available for in-app purchase, and payments received from customers prior to launching the games on the platforms. The Company recognizes revenues from the sale of virtual goods ratably over their estimated service period. The Company’s estimated service period for players of the Company’s mobile games is generally 90 days from the date of purchase.

The Company has a long-term title license agreement with a platform which makes ARK 1 available on the platform in perpetuity, and puts ARK II on the platform for three years upon release. The Company deferred $2.3 million related to ARK II that is included in the long-term portion of deferred revenue and will be recognized upon the release of ARK II on the platform.

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term was two years and renew each subsequent year unless it is cancelled. As of December 31, 2025, the Company has deferred $1.1 million related to ARK II as long-term deferred revenue until the disc releases occur.

Estimated Service Period

For certain performance obligations satisfied over time, the Company has determined that the estimated service period is the time period in which an average user plays the Company’s software games (“user life”) which most faithfully depicts the timing of satisfying its performance obligation. The Company considers a variety of data points when determining and subsequently reassessing the estimated service period for players of our software games. The Company also considers publicly available online trends. The estimated service period for ARK: Ultimate Mobile Edition is approximately three months. This estimate is based on observed gamer behavior, including low 90-day retention rates and Keys purchase and consumption trends analyzed using a stratified sampling methodology, which indicates that most gamer activity occurs within two to three months of initial engagement.

The Company believes this provides a reasonable depiction of the transfer of its game related services to its players, as it is the best representation of the period during which its players play the Company’s software games. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of the Company’s current software games are generally 90 days depending on the software games.

Shipping, Handling and Value Added Taxes (“VAT”)

The distributor is responsible for the shipping of the game discs to retail stores and incurring the shipping and VAT costs. The Company is paid the net sales amount after deducting shipping costs, VAT and other related expenses by the distributor.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, internet, server and database center costs, game licenses, engine fees and amortization costs. Cost of revenues for the years ended December 31, 2025 and 2024 were comprised of the following:

	2025	2024
Software license royalties – related parties	$20,312,794	$19,908,982
Software license royalties	168,772	574,520
License fees – related party	24,000,000	24,000,000
License and amortization	1,744,292	7,804
Merchant fees	1,863,751	890,999
Engine fees	4,674,643	3,823,215
Internet, server and data center	5,932,815	4,977,076
Costs related to other revenue	97,880	53,746
Total:	$58,794,947	$54,236,342

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. Stock-based compensation expense (income), included in general and administrative costs, of $342,925 and $(828,495) was incurred during the years ended December 31, 2025 and 2024, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, third-party costs, and other general expenses specific to research and development activities. Stock-based compensation expense (income), included in research and development costs, of $28,571 and $(61,713) was incurred during the years ended December 31, 2025 and 2024, respectively.

We account for software products intended to be sold, leased or otherwise marketed in accordance with ASC 985. Accordingly, we capitalize certain development costs incurred after technological feasibility is established but before the general release of the game. In some cases, there may be capitalized costs for the development of significant additions or improvements to a game or for porting to a different console. These capitalized costs may include labor, materials, and an allocation of overhead directly related to development activities or outsourced development services. As of December 31, 2025, the Company had capitalized $3,652,165 of software development costs under ASC 985 upon the establishment of technological feasibility for the related titles.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs of $5,236,951 and $1,523,398 were incurred during the years ended December 31, 2025 and 2024, respectively.

Impairment Expenses

The Company evaluates its intangible assets, including game licenses, software, and film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, the Company performs a recoverability test by comparing the carrying value of the asset to the estimated future cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount exceeds the estimated future cash flows, an impairment loss is recognized for the amount by which the carrying value exceeds the asset’s fair value. Impairment expenses for the years ended December 31, 2025 and 2024 were $1,536,182 and $0, respectively.

Non-controlling Interests

Non-controlling interests on the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of December 31, 2025 and 2024, there were non-controlling interests with the following subsidiaries:

Subsidiary Name	Equity % Owned	Non-Controlling %
Snail Innovative Institute	70%	30%
BTBX.IO, LLC	70%	30%
Donkey Crew, LLC	99%	1%

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash is available for use in current operations or other activities such as capital expenditures and business combinations. Restricted cash and cash equivalents are time deposits, that are currently provided as a standby letter of credit to landlords and collateral held in reserve related to the Company’s revolving line of credit. The Company’s policy for determining whether an item is treated as cash, or a cash equivalent, is based on its original maturity, liquidity, and risk profile. The Company classifies restricted cash and cash equivalents based on the expected timing of when the restrictions will lapse. Amounts expected to be released within one year of the balance sheet date are presented as short-term restricted cash and cash equivalents, while amounts expected to remain restricted for more than one year are presented as long-term restricted cash and cash equivalents on the consolidated balance sheets. Investments with maturities of three months or less, are highly liquid and have insignificant risk are considered to be cash equivalents

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of the Company’s customers. In estimating expected credit losses, the Company has elected the practical expedient under ASU 2025-05 to assume that current economic conditions, as of the balance sheet date, will not change for the remaining life of the current accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate the Company’s allowance for credit losses in any accounting period. The amount and timing of credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the years ended December 31, 2025 and 2024.

Property and Equipment, Net

Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

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

Foreign Currency

The functional currency for the Company’s foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from the translation are included in accumulated other comprehensive loss. Realized and unrealized transaction gains and losses arising from transactions denominated in foreign currencies different than the relevant functional currency are included in the Company’s consolidated statements of operations and comprehensive income (loss) in the period in which they occur. Foreign currency transaction (losses) and gains were $(90,500) and $11,686 during the years ended December 31, 2025 and 2024, respectively.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Intangible Assets – License Usage Rights

The Company enters into license agreements with third-party developers and related party developers that require the Company to make payments for license usage rights and game development and production services. These license agreements grant the Company the exclusive publishing and distribution rights to game titles as well as, in some cases, the underlying intellectual property rights. These license agreements also specify the payment schedules, royalty rates and the relevant licensing period. The Company capitalizes the cost of license usage rights as intangible assets and amortizes them over the terms of the respective licensing rights. As of December 31, 2025 and 2024, the Company capitalized $420,000 in license usage rights which are included within intangible assets, net, within the consolidated balance sheets. Additionally, the Company has capitalized $5,000,000 related to a game license, which is included in intangible assets, net – related party as of December 31, 2025.

Film Costs, net

The Company capitalizes costs to produce short videos in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 926, including direct production costs, production overhead, interest, acquisition costs and development costs. The Company will account for each episodic series as a unit for which capitalized film costs will be amortized by the Company using the individual-film forecast-computation method. Each reporting period the Company will reassess its estimate of ultimate revenues used to determine the amortization rate for each episodic series. If the estimate is revised, the Company will account for the change prospectively. The Company will then remeasure the amortization based on the portion of ultimate revenues that have been recognized and that are yet to be recognized. Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that fair value of the film may be less than its unamortized film costs. If the fair value of an episodic series is less than its unamortized film costs, the Company will write off the excess amount. The Company groups its film and content rights by monetization strategy. As of December 31, 2025 and December 31, 2024, the capitalized film costs were $244,450 and $1,512,960, respectively, which are included in other noncurrent assets, net of accumulated amortization, in the accompanying consolidated balance sheets.

The Company recognized an impairment of $868,722 and $0 for the year ended December 31, 2025 and 2024, respectively. The impairment is primarily related to the underperforming titles released during the period and the elimination of marketing plans for these titles. The impairment charges are included in the impairment expenses on the consolidated statement of operations and comprehensive income (loss). The Company continues to monitor the performance of its film assets and may record additional impairments in future periods if conditions warrant.

Software Development Costs and Licenses

We account for software products intended to be sold, leased or otherwise marketed in accordance with ASC 985. Accordingly, we capitalize costs incurred for internally developed titles and payments made to third-party software developers under development agreements as software. These software development costs may include payroll, materials, third-party costs, and other costs directly related to development activities subsequent to establishing technological feasibility of the software. Significant management judgments are made in the assessment of when technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. Prior to establishing technological feasibility of a product, we record any costs incurred by their-party developers as research and development expenses.

During the year ended December 31, 2025, the Company capitalized $3,652,165 of software development costs under ASC 985 for various titles, which are included in intangible assets, net, in the Company’s consolidated balance sheets. There were no software development costs capitalized under ASC 985 during the year ended December 31, 2024.

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

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable and accounts payable. The carrying values of receivables, payables, and other amounts arising out of the normal course of business approximate their fair value due to their short maturities or economic substance. The carrying amount of the Company’s short-term and long-term borrowings, which are considered level 2 liabilities, approximate their fair value based on current rates and terms available to the Company for similar debt. The fair value of the Company’s promissory note has a fixed rate until June 2026, then a floating rate that approximates the Wall Street Journal Prime Rate. The fair value of the Company’s term loan note has a floating rate that approximates the Wall Street Journal Prime Rate or a floor rate of 6.50%, whichever is higher. The Company considers the carrying amount of the loans to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The Company’s convertible notes are measured at fair value using a binomial lattice framework and a range of level 3 inputs as described in Note 12 – Revolving Loan, Short Term Notes and Long-Term Debt.

The Company also has liability classified warrants measured at fair value on a recurring basis. During the year ended December 31, 2025, the Company transitioned its valuation methodology from a Monte Carlo simulation model to a Black-Scholes option-pricing model. The Company had historically valued the warrants using a Monte Carlo simulation due to certain anti dilutive features that are no longer expected to occur. The change represents a change in accounting estimate and is applied prospectively. See Note 17 – Equity for the fair value disclosures related to the Company’s convertible notes, and the Company’s warrant liability and derivative instruments. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2025 and December 31, 2024.

The following table presents the Company’s convertible notes, convertible notes warrants, and equity line of credit warrants measured at fair value and classified within the fair value hierarchy as of December 31, 2025 and December 31, 2024:

	Fair value measured as of December 31, 2025
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes	$3,842,189	$—	$—	$3,842,189
Convertible notes warrants	632,876	—	—	632,876
Equity line of credit warrants	143,675	—	—	143,675
Total:	$4,618,740	$—	$—	$4,618,740

	Fair value measured as of December 31, 2024
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes warrants	$1,448,109	$—	$—	$1,448,109
Equity line of credit warrants	292,004	—	—	292,004
Total:	$1,740,113	$—	$—	$1,740,113

Amortizable Intangibles and Other Long-lived Assets

The Company’s long-lived assets and other assets consisting of property and equipment and purchased intangible assets, are reviewed for impairment in accordance with the guidance of FASB Topic ASC 360, Property and Equipment. Intangible assets subject to amortization are carried at cost less accumulated amortization and amortized over the estimated useful life in proportion to the economic benefits received. The Company evaluates the recoverability of definite-lived intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. If the Company determines that the carrying value may not be recoverable, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets. During the year ended December 31, 2025, the Company recognized impairment charges of $451,447 related to game licenses and $216,013 related to other intangible assets based on the Company’s assessment that projected cash flows of underlying game titles were insufficient to support recovery of the carrying values. No impairment charges were recognized during the year ended December 31, 2024. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s consolidated reporting results and financial positions.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. As of December 31, 2025, $157,247 is included in accrued expenses and other liabilities, and $468,106 is included in the long-term accrued expenses, compared to $265,251 in long-term accrued expenses as of December 31, 2024, on the accompanying consolidated balance sheets. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Concentration of Credit Risk and Significant Customers

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of December 31, 2025 and 2024, the Company had deposits of $8,619,889 and $6,610,066, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company has two customers as of December 31, 2025 and four customers as of December 31, 2024, who accounted for approximately 73% and 85% of consolidated gross receivables, respectively. Among the two customers as of December 31, 2025, one accounted for 56% and another accounted for 17%, of the consolidated gross receivables, as of December 31, 2025. Among the four customers as of December 31, 2024, one customer accounted for 42%, and other customers accounted for 19%, 14% and 10% as of December 31, 2024 of the consolidated gross receivables outstanding. The Company had three customers in the year ended December 31, 2025, and four customers in the year ended December 31, 2024, that accounted for 49%, 15%, 12%, and 46%, 15%, 14%, and 11% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of December 31, 2025, the Company had one vendor who accounted for approximately 41% of consolidated gross payables, respectively, and as of December 31, 2024 the Company had one vendor who accounted for approximately 36% of consolidated gross payables. The loss of these vendors could have a significant impact on the Company’s financial performance.

The Company had one vendor, SDE, Inc., a related party, that accounted for 48% and 55% of the Company’s combined cost of revenues and operating expenses during the years ended December 31, 2025 and 2024, respectively. Amounts payable to SDE are included in accounts payable – related parties and accounts receivable – related party in the consolidated balance sheets as of December 31, 2025 and 2024, respectively. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

Leases

The Company has leases relating primarily to office facilities. The Company determines if an arrangement is or contains a lease at contract inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on the level of services provided by the landlords of our leases, reasonably certain purchase options, and termination penalties. Variable lease payments related to the services provided by the landlords are non-lease components that are recognized as rent expenses as incurred. For leased assets with similar lease terms and asset types, the Company applied a portfolio approach in determining a single incremental borrowing rate for the leased assets. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments because the Company does not have the information necessary to determine the rate implicit in the lease. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company’s lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant factors. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating leases are included in operating lease right-of-use assets, net, current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in the update requires that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024, and the Company has adopted this standard as of the effective date. See Note 13 – Income Taxes for required additional disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, provides a practical expedient for measuring expected credit losses on current receivables and contract assets. The amendments in this update are effected for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company elected to early adopt this standard prospectively during the year ended December 31, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual periods. Early adoption is permitted for all entities that have adopted the amendments in update 2020-06. The Company is evaluating the impact of adopting the new standard.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting – Narrow-Scope Improvements (Topic 270): improves and clarifies existing interim reporting guidance and requires disclosure of material subsequent events in interim periods. The amendments in this update are effective for interim periods with annual reporting periods beginning after December 15, 2027, with early adoption being permitted. The Company is evaluating the impact of adopting the new standard.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements: to improve technical corrections and clarifications to various topics in the Accounting Standards Codification. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, with early adoption being permitted. The Company is evaluating the impact of adopting the new standard.

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $132,423 and $102,406 for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company granted 337,774 restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the year ended December 31, 2025 to its non-employee directors and did not grant any restricted stock units during the year ended December 31, 2024. The fair value of Restricted Stock Units is determined based on the quoted market price of the Company’s common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase the Company’s common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of December 31, 2025 and December 31, 2024, there were 4,185,390 and 4,508,239 shares reserved for issuance under the 2022 Plan, respectively.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Warrant liabilities are presented within accrued expenses and other liabilities on the consolidated balance sheets. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss in other income (expense) on the statements of operations and comprehensive income (loss). Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of December 31, 2025. A summary of our outstanding warrants as of December 31, 2025 is included below:

	Number Outstanding	Exercise Price	Class	Expiration Date
Equity line of credit warrants	334,314	$1.50	Liability	August 24, 2028
Convertible notes warrants	1,216,185	0.84	Liability	November 24, 2028
Total warrants:	1,550,499

A summary of our outstanding warrants as of December 31, 2024 is included below:

	Number Outstanding	Exercise Price	Class	Expiration Date
Equity line of credit warrants	334,314	$1.50	Liability	August 24, 2028
Convertible notes warrants	1,405,470	0.84	Liability	November 24, 2028
Underwriters warrants	120,000	6.25	Equity	November 9, 2025
Total warrants:	1,859,784

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the consolidated balance sheets under treasury stock. No treasury stock was sold during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Earnings (loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The computation of diluted EPS for the period assumes the potential dilutive effect of potential common shares, which includes common shares, consisting of (a) unvested restricted stock units and warrants using the treasury stock method, and (b) convertible debt using the if-converted method. The Company issues two classes of common stock with differing voting rights, and as such, reports EPS using the dual class method. For more information see Note 16 – Earnings (Loss) Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or at the time of a release. The Company recognizes revenue over a period based on the estimated service period of the product and additional performance obligations met over time for technical support. Net revenue by timing of recognition during the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Over time	$5,904,976	$4,520,499
Point in time	75,320,646	79,946,548
Total revenue from contracts with customers:	$81,225,622	$84,467,047

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
United States	$72,070,053	$73,117,378
United Kingdom	7,430,097	9,207,537
Other international	1,725,472	2,142,132
Total revenue from contracts with customers:	$81,225,622	$84,467,047

Platform

Net revenue by platform for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Console	$31,153,898	$35,791,684
PC	40,606,078	40,659,044
Mobile	7,790,182	4,632,413
Physical retail and other	1,675,464	3,383,906
Total revenue from contracts with customers:	$81,225,622	$84,467,047

Our net revenues through our top four platform providers, as a proportion of our total net revenue, for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Platform 1	$39,345,153	$39,217,130
Platform 2	10,113,472	12,434,911
Platform 3	19,775,689	21,056,125
Platform 4	1,261,256	2,298,946
All Other Revenue	10,730,052	9,459,935
Total	$81,225,622	$84,467,047

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
Digital	$71,759,976	$76,450,728
Mobile	7,790,182	4,632,413
Physical retail and other	1,675,464	3,383,906
Total revenue from contracts with customers:	$81,225,622	$84,467,047

Other Revenues

As discussed in Note 15, the Company recognized the $1.2 million payment related to the Angela Games settlement upon satisfaction of performance obligations included in the contract. This amount is included in other revenues for the year ended December 31, 2024. No amounts were recognized for the year ended December 31, 2025.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of its performance obligations, which were in the ordinary course of business. As of December 31, 2025, the balance of deferred revenue was $32.1 million, of which $31.0 million is due to non-refundable payments. The Company is expecting to recognize $24.5 million of non-refundable payments in the next 12 to 60 months through the release of DLC’s and additional ARK titles. The remaining $3.7 million of current non-refundable deferred revenues and $2.8 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 60 months, based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of $1.1 million in advance payments received in accordance with the agreement the Company has made with its retail distributor. Activities in the Company’s deferred revenue as of December 31, 2025 and 2024 were as follows:

	2025	2024
Deferred revenue, beginning balance in advance of revenue recognition billing	$25,467,447	$34,316,706
Revenue recognized	(2,453,623)	(18,506,635)
Revenue deferred	9,068,701	9,657,376
Deferred revenue, ending balance	32,082,525	25,467,447
Less: current portion	(14,799,840)	(3,947,559)
Deferred revenue, long term	$17,282,685	$21,519,888

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $1,935,000 and $935,000 as of December 31, 2025 and 2024, respectively. The amounts of restricted cash and cash equivalents held as of December 31, 2025 and 2024, are to secure the standby letter of credit with landlords and reflect collateral held in reserve related to the Company’s revolving line of credit. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of December 31, 2025 and 2024:

	2025	2024
Cash and cash equivalents	$8,568,164	$7,303,944
Restricted cash and cash equivalents	1,935,000	935,000
Cash and cash equivalents, and restricted cash and cash equivalents	$10,503,164	$8,238,944

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable – related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable – related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. To reflect the timing of the offset agreement, a portion of the SDE receivable is presented as a long-term asset as of December 31, 2024. During the years ended December 31, 2025 and 2024, the Company made cash payments to SDE in the amount of $40.2 million and $43.5 million, respectively and anticipates continuing to make cash payment to SDE in future years. As of December 31, 2025 and 2024, the outstanding balance of net accounts (payable) receivable from related party was as follows:

	2025	2024
Accounts receivable – related party	$1,500,592	$7,500,592
Less: accounts payable – related party – SDE	(6,008,842)	(3,663,726)
Net accounts receivable (payable), related party – SDE	(4,508,250)	3,836,866
Less: accounts receivable – related party, net of current portion	—	(1,500,592)
Net accounts receivable (payable), related party, current – SDE	$(4,508,250)	$2,336,274

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

During the year ended December 31, 2025, the Company made $1.6 million in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2024, the Company made $1.7 million in prepaid royalty payments related to the ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2025, the Company recognized $2.5 million of license costs upon the commercial release of the Lost Colony DLC and recorded the amount in intangible assets – related party, net. The license fee had been previously prepaid to SDE in the prior year and was recorded as prepaid expenses until the DLC’s release in 2025. Upon release, the licensed content was placed in service and the Company began amortizing the license over its estimated useful life. Prepaid expenses – related party consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Prepaid royalties	$5,983,448	$4,378,594
Prepaid licenses	5,000,000	7,500,000
Other prepaids	—	21,291
Prepaid expenses – related party, ending balance	10,983,448	11,899,885
Less: short-term portion	(2,700,474)	(2,521,291)
Total prepaid expenses – related party, long-term	$8,282,974	$9,378,594

The amount classified as short-term, as of December 31, 2025, and 2024, includes prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Other receivables	$979,137	$549,103
Deferred offering costs	—	105,411
Other prepaids	836,879	550,270
Other current assets	416,469	641,240
Total prepaid expenses and other current assets	$2,232,485	$1,846,024

Other receivables consist of receivables related to Myth of Empires and our aforementioned interest receivable on the federal tax refund. Also included in other receivables is $759,580 of interest income accrued on a federal income tax refund receivable arising from a carryback of the Company’s 2022 net operating loss to tax year 2016. The refund, including accrued interest, was received in February 2026 and is disclosed further in Note 20 – Subsequent Events.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,367,529	1,809,214
Furniture and fixtures	411,801	411,801
Property and equipment	9,080,067	9,521,752
Accumulated depreciation	(4,933,892)	(5,143,400)
Property and equipment, net	$4,146,175	$4,378,352

Depreciation expense was $247,976 and $303,714 for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company disposed of $457,484 in computer equipment with an accumulated depreciation of $457,484. The Company did not have any disposals in the year ended December 31, 2024.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consist of game licenses, game software underlying intellectual property rights, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31, 2025
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$141,665,000	$(136,748,333)	$—	$4,916,667	3 - 5 years
License rights	6,217,896	(3,162,645)	(451,447)	2,603,804	5 years
Software	1,376,490	(207,240)	(216,013)	953,237	3 - 5 years
Trademark	10,745	(10,745)	—	—	12 years
In-progress patent	270,886	—	—	270,886
Total:	$149,541,017	$(140,128,963)	$(667,460)	$8,744,594

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2024
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$136,955,000	$(136,665,000)	$—	$290,000	3 - 5 years
License rights	3,420,000	(3,007,000)	—	413,000	5 years
Software	51,784	(51,784)	—	—	3 - 5 years
Trademark	10,745	(10,717)	—	28	12 years
In-progress patent	270,886	—	—	270,886
Total:	$140,708,415	$(139,734,501)	$—	$973,914

Amortization expense was $394,462 and $7,804 for the years ended December 31, 2025 and 2024, respectively. These amounts are included in cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss). The weighted average remaining useful life for which amortization expense will be recognized is 3.2 years as of December 31, 2025. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
2026	$1,601,769
2027	1,601,769
2028	1,601,769
2029	1,594,769
2030	1,283,975
Thereafter	1,060,543
$8,744,594

NOTE 10 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail. In July 2024, the Company entered into another software development, publishing and distribution agreement with Suzhou Snail. Under the terms of the agreements Suzhou Snail will develop a game for distribution by the Company and the Company will make $4.5 million in milestone payments during the development of the game and an ongoing royalty on sales of the game. The Company made $2.5 million in milestone payments under the July contract, in 2025. In December 2024, the Company entered into an agreement with Suzhou Snail for the development of an application to deliver short film content to end users. In accordance with the agreement, Suzhou Snail developed the app for release and received $290,000 as a development fee. As of December 31, 2025, the development fee has been capitalized in software under intangible assets, net in the Company’s consolidated balance sheets. As of December 31, 2024, the development fee was capitalized in software and license rights from related parties under intangible assets, net, in the Company’s consolidated balance sheets and was reclassified in 2025.

As of December 31, 2025, the Company had an accounts payable – related party balance for payments made on behalf of Suzhou Snail for licensing, legal and marketing costs prior to the Company’s IPO. The Company also has accounts receivable – related party balance due from Suzhou for royalties collected on behalf of the Company prior to its IPO. The accounts receivable – Suzhou are due on demand. The Company has the legal right to offset amounts payable to the related party, including royalties and research and development fees, against the related party accounts receivable. The offset right is determinable, mutual and enforceable under applicable law. The Company intends to exercise this right to offset in future periods. In addition, Suzhou has committed not to collect more than 20% of the net outstanding payable from the Company within the next twelve months. Furthermore, no repayment will be demanded if such payment would cause Snail to be in default of its lending requirements or impair its ability to meet working capital requirements.

In January 2025, the Company extended its outsource agreement with Suzhou Snail for research and development of a game. In consideration, the Company will pay Suzhou Snail twelve equal monthly payments of $340,600, beginning on January 1, 2025. In August 2025, the Company entered into a Game Testing Service agreement with Suzhou Snail for the research and development testing for cross-platform game testing services. In consideration, the Company will pay $240,000 in four quarterly installments of $60,000 through June 2026. Additionally, in August 2025, the Company entered into a Short Drama Production agreement with Suzhou Snail in providing technical development, marketing and operational services related to the SaltyTV platform. In consideration, the Company will pay $720,000, payable in quarterly installments of $180,000 through June 2026. During the years ended December 31, 2025 and 2024, respectively, the Company incurred $7,495,192 and $4,728,213 of research and development costs from Suzhou Snail; and made $7,029,600 and $7,783,000 in payments to Suzhou Snail for royalties and research and development costs. During the years ended December 31, 2025 and 2024, the Company incurred $137,993 and $192,213, respectively as license costs due to Suzhou Snail and included in cost of revenues. The royalty payments are included in costs of revenues and research and development costs are included in operating expenses in the consolidated statements of operations and comprehensive income (loss) or capitalized as intangible assets, net in the consolidated balance sheets. Accounts payable – related parties consisted of the following as of December 31, 2025 and December 31, 2024:

	2025	2024
Accounts payable – Suzhou	$53,173,676	$52,998,084
Less: accounts receivable – Suzhou	(37,614,913)	(37,614,913)
Accounts payable – SDE (see Note 5)	4,508,250	—
Total accounts payable – related parties	$20,067,013	$15,383,171

NOTE 11 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal were due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $107,759 and $105,759, as of December 31, 2025 and 2024, respectively. The Company earned $2,000 and $2,005 in interest on the related party loans receivable during the years ended December 31, 2025 and 2024, respectively.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 12 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	December 31, 2025	December 31, 2024
2021 Revolving Loan – On January 2, 2026, the Company amended its revolving loan agreement and decreased the maximum balance from $6,000,000 to $5,000,000. The revolving maturity date of the revolving loan is extended to March 31, 2030, and has an annual interest rate equal to the prime rate less 0.25% and a floor of 6.50%. In March 2026, the Company received a subsequent extension of the revolving loan maturity date to March 31, 2030. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and is required to maintain a $1,000,000 pledge deposit. At December 31, 2025, the interest rate on this loan was 6.5%. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended December 31, 2025, and it is reasonably possible it will remain in compliance for the twelve months thereafter. Prior to latest amendment, the revolving loan had been extended through three prior amendments, with the original maturity date of December 31, 2023 extended successively to December 31, 2024, June 30, 2025, and June 30, 2026, respectively. As a result of the maturity date being extended beyond twelve months from the balance sheet date, the outstanding balance has been classified as long-term debt as of December 31, 2025 compared to its classification as current debt as of December 31, 2024.	$5,000,000	$3,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with a financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. The loan is secured by the Company’s building, with a carrying value of $4.1 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended December 31, 2025, and it is reasonably possible it will remain in compliance for the twelve months thereafter. At December 2024, the Company was in compliance with the debt covenants of this loan; however, the Company was expected to be non-compliant with the debt covenants in the following twelve months and presented the long-term portion of the note as current.	2,636,536	2,722,549
February 2025 Convertible Notes – On February 21, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $3,300,000. The notes had an interest rate of 5.0%, were paid in consecutive monthly installments beginning May 21, 2025 and matured on February 21, 2026. In the event of a default the Company could have been required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company had the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time. The Company elected the fair value option to account for the convertible notes. This note was fully paid in February 2026 (see Note 20 – Subsequent Events).	691,010	—
2025 Term Loan – On June 10, 2025, the Company entered into a term loan agreement with a principal balance of $3,500,000. The note has a floating rate of 0.50% in excess of the Wall Street Journal Prime Rate and a floor of 6.50%, and is paid in monthly installments starting July 1, 2025, and maturing June 30, 2028. As of December 2025, the interest on this loan is 7.25%. In the event of a default, the Company could be required to pay the lender the entire principal balance, plus any accrued and unpaid interest immediately due and payable, without notice or demand. The note is secured by a lien on collateral. Collateral includes all of the borrower’s rights, title, and interest in all assets, including but not limited to accounts, equipment, deposits, intellectual property and books and records. Debt covenants of this loan requires the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with debt covenants of this loan for the trailing twelve month period ended December 31, 2025, and it is reasonably possible it will remain in compliance for the twelve months thereafter.	2,961,882	—
October 2025 Convertible Notes – On October 24, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $2,200,000. The notes had an interest rate of 5.0% are payable in consecutive monthly installments beginning January 24, 2026 and will mature on October 24, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time into shares of the Company’s Class A common stock. The Company elected the fair value option to account for the convertible notes.	2,115,856	—
November 2025 Convertible Notes – On November 26, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $1,100,000. The notes had an interest rate of 5.0% and are payable in consecutive monthly installments beginning February 26, 2026 and will mature on November 26, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time into shares of the Company’s Class A common stock. The Company elected the fair value option to account for the convertible notes.	1,035,323	—
Total debt	14,440,607	5,722,549
Less: current portion of long-term debt	1,305,880	2,722,549
Less: revolving loan	—	3,000,000
Less: current portion of term loan	—	—
Less: convertible notes at fair value	3,842,189	—
Total long-term debt	$9,292,538	$—

Total interest expense for the above debt and revolving loan amounted to $641,923 and $713,475 for the years ended December 31, 2025 and 2024, respectively. Accretion of the convertible notes and amortization of loan origination expenses and loan discounts of $13,109 and $345,837 are included as part of interest expense for the years ended December 31, 2025 and 2024, respectively. The Company has a weighted average interest rate of 5.7% and 5.6% on its short-term obligations as of December 31, 2025 and 2024, respectively. The Company was in compliance with its debt covenants related to the 2021 Revolving Loan, 2021 Promissory Note and 2025 Term Loan for the trailing twelve months ended December 31, 2025, and it is reasonably possible it will remain in compliance for the twelve months thereafter.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt based on contractual payments, as of December 31, 2025:

Years ending December 31,	Amount
2026	$5,261,812
2027	1,305,111
2028	627,750
2029	99,101
2030	5,102,675
Thereafter	2,157,901
$14,554,350

Convertible Debt

As of December 31, 2025, because the Company elected the fair value option for the February 2025 Convertible Notes, October 2025 Convertible Notes and November 2025 Convertible Notes, there were no separately recognized unamortized premium, debt discount, or deferred issuance cost balances associated with these instruments. Accordingly, the net carrying amount of each such instrument equaled its fair value as of December 31, 2025. The February 2025 Convertible Notes, October 2025 Convertible Notes and November 2025 Convertible notes had net carrying amounts, or fair values, of $691,010, $2,115,856 and $1,035,323 as of December 31, 2025, respectively, and were classified within Level 3 of the fair value hierarchy.

February 2025 Convertible Notes

In February 2025, pursuant to a securities purchase agreement (the “SPA”), the Company issued to two accredited investors (the “Investors”) convertible notes with an aggregate principal amount of $3,300,000 (the “February 2025 Convertible Notes”) for gross proceeds of $3,000,000. The February 2025 Convertible Notes, which mature on February 21, 2026, carry an original issue discount of 10%, and were subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges were payable in 10 equal monthly payments starting May 21, 2025. The notes were fully paid in February 2026.

Subject to certain ownership limitations, all or a portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the February 2025 Convertible Notes could be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $5.00 per share, except that, for an aggregate of $866,250 of the conversion amount, the conversion price was equal to the lesser of $5.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price could be adjusted for certain customary dilutive events. Accordingly, the number of shares issuable upon conversion of the February 2025 Convertible Notes was not fixed as of December 31, 2025 and depended on (i) the amount of principal and interest outstanding at the conversion date and (ii) for the portion of the conversion amount subject to a Market Price-based conversion feature, the market price of the Company’s Class A common stock on the applicable conversion date.

The February 2025 Convertible Notes could be prepaid by the Company upon giving the Investors a ten-calendar day notice by paying an amount equal to the outstanding balance. In event of default the Investors could require the Company to prepay the February 2025 Convertible Notes at a 120% premium and have the option to convert any amount then outstanding into shares of Common Stock at the lesser of the then applicable conversion price or the Market Price. If the Company fails to make the monthly payment, the Noteholders had the right to convert the amount of the monthly payment into shares of Common Stock at the lesser of the then applicable Conversion Price or the Market Price.

The February 2025 Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the February 2025 Convertible Notes to simplify the reporting. The February 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. From the date of issuance through December 31, 2025, the change in fair value was as follows:

Fair value, at issuance	$3,000,000
Principal payments	(2,303,527)
Conversion to common stock	(331,500)
Change in fair value	326,037
Fair value at December 31, 2025	$691,010

During the year ended December 31, 2025, holders converted $331,500 of the February 2025 Convertible Notes into 295,873 shares of the Company’s Class A common stock. The loss from change in fair value of $350,434 is reported in other income in our consolidated statement of operations and comprehensive income (loss) and other income of ($24,397) is recorded in other comprehensive income (loss) due to the change in credit spread from issuance to December 31, 2025, prior to tax adjustment. The portion of the total change in the fair value of the February 2025 Convertible Notes that is attributable to changes in the instrument-specific credit risk (the “credit component”) is estimated each reporting date. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (33.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread at the prior measurement date. The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company used the binomial lattice framework to determine the fair value of each amortization payout. Accordingly, the valuation uses a range of level 3 inputs to evaluate each maturity payout individually. The range of level 3 inputs used on the issuance date and as of December 31, 2025 are as follows:

	December 31, 2025	February 21, 2025
Stock price	$0.89	$2.09
Exercise price	92% VWAP or $5.00	92% VWAP or $5.00
Contractual term (year)	0.06-0.14	0.24-1.00
Volatility	58.1% - 61.1%	117.0% - 190.9%
Risk-free rate	3.68% - 3.71%	4.11% - 4.29%

October 2025 Convertible Notes

In October 2025, pursuant to a SPA, the Company issued to one accredited investor convertible notes with an aggregate principal amount of $2,200,000 (the “October 2025 Convertible Notes”) for gross proceeds of $2,000,000. The October 2025 Convertible Notes, which mature on October 24, 2026, carry an original issue discount of 10%, and are subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting January 24, 2026.

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the October 2025 Convertible Notes can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $5.00 per share, except that, for an aggregate of $577,500 of the conversion amount, the conversion price is equal to the lesser of $5.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price may be adjusted for certain customary dilutive events. Accordingly, the number of shares issuable upon conversion of the October 2025 Convertible Notes was not fixed as of December 31, 2025 and depended on (i) the amount of principal and interest outstanding at the conversion date and (ii) for the portion of the conversion amount subject to a Market Price-based conversion feature, the market price of the Company’s Class A common stock on the applicable conversion date.

The October 2025 Convertible Notes may be prepaid by the Company upon giving the Investors a ten-calendar day notice by paying an amount equal to the outstanding balance. In event of default, the Investors may require the Company to prepay the October 2025 Convertible Notes at a 120% premium and have the option to convert any amount then outstanding into shares of Common Stock at the lesser of the then applicable conversion price or the Market Price. If the Company fails to make the monthly payment, the Noteholders have the right to convert the amount of the monthly payment into shares of Common Stock at the lesser of the then applicable Conversion Price or the Market Price.

The Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the October 2025 Convertible Notes to simplify the reporting. The October 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. From the date of issuance through December 31, 2025, the change in fair value was as follows:

Fair value, at issuance	$2,000,000
Principal payments	—
Conversion to common stock	—
Change in fair value	115,856
Fair value at December 31, 2025	$2,115,856

The loss in change in fair value of $118,900 is reported in other income in our consolidated statement of operations and comprehensive income (loss) and ($3,044) is recorded in other comprehensive income (loss) due to the change in credit spread from issuance to December 31, 2025, prior to tax adjustment. The portion of the total change in the fair value of the October 2025 Convertible Notes that is attributable to changes in the Company’s own credit risk (the “credit component”) is estimated each reporting date using a with-and-without approach. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (33.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (32.5%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company used the binomial lattice framework to determine the fair value of each maturity payout. Accordingly, the valuation uses a range of level 3 inputs to evaluate each maturity payout individually. The range of level 3 inputs used on the issuance date and as of December 31, 2025 are as follows:

	December 31, 2025	October 24, 2025
Stock price	$0.89	$1.03
Exercise price	92% VWAP or $5.00	92% VWAP or $5.00
Contractual term (year)	0.07-0.81	0.25-1.00
Volatility	59.0% - 94.2%	78.1% - 126.9%
Risk-free rate	3.49% - 3.71%	3.55% - 3.89%

November 2025 Convertible Notes

In November 2025, pursuant to a SPA, the Company issued to one accredited investor convertible notes with an aggregate principal amount of $1,100,000 (the “November 2025 Convertible Notes”) for gross proceeds of $1,000,000. The November 2025 Convertible Notes, which mature on November 26, 2026, carry an original issue discount of 10%, and are subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting February 26, 2026.

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the November 2025 Convertible Notes can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $5.00 per share, except that, for an aggregate of $288,750 of the conversion amount, the conversion price is equal to the lesser of $5.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price may be adjusted for certain customary dilutive events. Accordingly, the number of shares issuable upon conversion of the November 2025 Convertible Notes was not fixed as of December 31, 2025 and depended on (i) the amount of principal and interest outstanding at the conversion date and (ii) for the portion of the conversion amount subject to a Market Price-based conversion feature, the market price of the Company’s Class A common stock on the applicable conversion date.

The November 2025 Convertible Notes may be prepaid by the Company upon giving the Investors a ten-calendar day notice by paying an amount equal to the outstanding balance. In event of default the Investors may require the Company to prepay the November 2025 Convertible Notes at a 120% premium and have the option to convert any amount then outstanding into shares of Common Stock at the lesser of the then applicable conversion price or the Market Price. If the Company fails to make the monthly payment, the Noteholders have the right to convert the amount of the monthly payment into shares of Common Stock at the lesser of the then applicable Conversion Price or the Market Price.

The Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the November 2025 Convertible Notes to simplify the reporting. The November 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. From the date of issuance through December 31, 2025, the change in fair value was as follows:

Fair value, at issuance	$1,000,000
Principal payments	—
Conversion to common stock	—
Change in fair value	35,323
Fair value at December 31, 2025	$1,035,323

The loss in change in fair value of $35,323 is reported in other income in our consolidated statement of operations and comprehensive income (loss) as of December 31, 2025. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (32.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (31.2%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company used the binomial lattice framework to determine the fair value of each maturity payout. Accordingly, the valuation uses a range of level 3 inputs to evaluate each maturity payout individually. The range of level 3 inputs used on the issuance date and as of December 31, 2025 are as follows:

	December 31, 2025	November 24, 2025
Stock price	$0.89	$0.88
Exercise price	92% VWAP or $5.00	92% VWAP or $5.00
Contractual term (year)	0.16-0.90	0.25-1.00
Volatility	58.1% - 97.3%	76.7% - 123.2%
Risk-free rate	3.47% - 3.66%	3.58% - 3.88%

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

The Company determined that the 2023 Convertible Notes included features that required bifurcation from the debt host and met the criteria to be accounted for as a derivative liability that is accounted for at fair value. On the date of issuance, the compound derivative had an estimated fair value that was not significant due to the remoteness of the events that would trigger the redemption features. The derivative liability uses level 3 inputs, is to be measured at fair value each reporting date with change in fair value being reported in other income. The change in fair value during the year ended December 31, 2024, was not significant and as such, was not recorded.

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

NOTE 13 – INCOME TAXES

The components of income (loss) before provision for income taxes for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
United States	$(16,830,890)	$2,233,247
Foreign	282,058	225,952
	$(16,548,832)	$2,459,199

The income tax provision for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Current:
U.S. Federal	$(161,692)	$872,061
U.S. State	33,032	417,447
Foreign	—	(87,783)
Total current income taxes	(128,660)	1,201,725
Deferred:
U.S. Federal	9,177,267	(194,622)
U.S. State	1,640,293	(374,979)
Total deferred income tax benefit	10,817,560	(569,601)
Income tax provision	$10,688,900	$632,124

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company implemented FASB ASU 2023-09 on a prospective basis, as such, we have presented two separate rate reconciliation tables, one under the FASB ASU 2023-09 requirements and a second carried forward from the year ended December 31, 2024. The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21.0% to earnings before income taxes for the year ended December 31, 2025, after adoption of ASU 2023-09, is as follows:

	2025
	Amount	%
U.S. Federal statutory income tax rate	(3,475,255)	21.00%
State and local income taxes, net of federal income tax effect	1,359,706	(8.22)%
Effect of cross border tax laws	58,688	(0.35)%
Change in valuation allowance	13,040,854	(78.80)%
Nontaxable or nondeductible items
Warrant revaluation	(186,354)	1.13%
Other	24,956	(0.15)%
Worldwide changes in unrecognized tax benefits	(83,739)	0.51%
Other
Other	8,661	(0.05)%
Foreign tax effects
Poland
Change in valuation allowance	333,584	(2.02)%
Foreign R&D relief	(333,584)	2.02%
Other	(59,232)	0.36%
Other foreign jurisdictions	615	0.00%
	10,688,900	(64.59)%

The state and local income taxes which comprise the majority of the state and local income taxes, net of federal effect category is California.

A reconciliation of the statutory U.S. federal rate and effective rate for the year ended December 31, 2024, prior to adoption of ASU 2023-09, is as follows:

2024
Federal statutory income tax rate	21.00%
Valuation allowance	11.94%
FIN 48	1.01%
Return to provision	0.08%
GILTI	0.90%
FDII	(6.80)%
State taxes	0.86%
Foreign withholding tax	0.19%
R&D credit true-up	(12.10)%
Rate change	(5.36)%
Penalties	1.32%
Warrant revaluation	11.38%
Other	1.30%
25.72%

The Company recognized an income tax expense of $10,688,900 and $632,124 for the years ended December 31, 2025 and 2024, respectively; and reflects a tax rate of (64.6)% and 25.7%, respectively. The negative effective tax rate in 2025 is primarily due to the Company recording a full valuation allowance against its net deferred tax assets since it is more likely than not that the net deferred tax assets will not be realized. As of December 31, 2024, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to foreign research and development deduction, permanent differences, changes in valuation allowance and change in warrant revaluation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Deferred tax assets (noncurrent):
Net operating losses	$8,448,643	$6,414,780
Deferred revenue	5,092,174	3,792,971
Research and development credit	1,334,061	945,554
Book lease liability (ASC 842)	1,031,883	337,056
Fixed assets and intangibles	337,981	314,109
Section 174 capitalized research and experimental expenditures	4,569,252	4,641,794
Stock based compensation	1,435	242
Other	1,024,371	907,859
Total deferred tax assets	21,839,800	17,354,365
Deferred tax liabilities (noncurrent):
Book ROU assets (ASC 842)	(1,030,286)	(287,017)
Basis difference in subsidiary	(798,276)	(820,883)
Total deferred tax liabilities:	(1,828,562)	(1,107,900)
Long-term deferred tax asset, net	20,011,238	16,246,465
Valuation allowance	(20,011,238)	(5,429,353)
Net deferred tax asset	$—	$10,817,112

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The cash paid for income taxes (net of refunds) during the years as of December 31, 2025 and 2024 are as follows:

	2025	2024
Federal	$(2,917,724)	—
States and local	57,894	—
Total cash paid for income taxes (net of refunds)	$(2,859,830)	—
Total cash paid for income taxes (prior to ASU 2023-09)		$(1,100,302)

Included in these consolidated financial statements are two entities that are not consolidated in the U.S. tax return filing due to one entity being less than 80% ownership by Snail Games USA Inc.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing several changes to U.S. tax law. Among other provisions, the OBBBA permits taxpayers to immediately expense domestic research and experimental (“R&E”) expenditures beginning in 2025 and allows an election to accelerate the amortization of any remaining unamortized domestic R&E costs over a one- or two-year period.

The Company elected to immediately expense domestic R&E expenditures incurred in 2025 and to accelerate the amortization of its remaining unamortized domestic R&E costs over a one-year period beginning in 2025. As a result, the enactment of the OBBBA reduced the Company’s U.S. current income tax expense for the year ended December 31, 2025. The legislation did not result in a net impact to the Company’s U.S. deferred tax balances, as the related deferred tax assets continue to be fully offset by a valuation allowance established in the second quarter of 2025.

The Company maintained a total valuation allowance of $20,011,238 and $5,429,353 as of December 31, 2025 and 2024, respectively. The non-includable entities had a valuation allowance of $4,044,251 and $4,024,497 as of December 31, 2025 and 2024. The Company’s consolidated tax filing group had a domestic valuation allowance of $14,899,697 and $673,049 as of December 31, 2025 and 2024, respectively. The Company had a foreign valuation allowance of $1,067,290 and $731,807 as of December 31, 2025 and 2024, respectively.

The Company has established a full valuation allowance for its net deferred tax assets since it is not more likely than not to be realized. Management considered all available evidence, both positive and negative, including but not limited to the Company’s historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. Overall, the Company’s valuation allowance had a net increase of $14,581,885 during 2025, and $285,551 during 2024.

As of December 31, 2025, the non-includable entities have U.S. federal NOL carryforwards of $2,884,392 which begin to expire in 2037 and $11,538,117 with an indefinite carryforward period. As of December 31, 2025, the non-includable entities have $14,434,371 of California net operating loss carryforwards, which begin to expire in 2037. The Company’s consolidated group federal NOL carryforwards are $19,286,436 with an indefinite carryforward period. The Company’s consolidated group state NOL carryforwards are $5,620,429 and begin to expire in 2039. As of December 31, 2025, the Company did not have any foreign NOL carryforwards.

As of December 31, 2025, the Company has foreign tax credit carryforwards of $192,180 which begin to expire in 2027 and has foreign R&D credit carryforwards of $1,065,391 which begin to expire in 2027. The Company has California R&D credit carryforwards of $340,088 with an indefinite carryforward period.

Under Section 382/383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 analysis through December 31, 2025. Subsequent ownership changes may affect the limitation in future years. The Company will evaluate performing a Section 382 analysis in future periods.

The Company and its subsidiaries currently file tax returns in the United States (federal and states) and Poland. The statute of limitations for its consolidated federal income tax returns is open for tax years ended December 31, 2022 and after. The statute of limitations for its consolidated state income tax returns is open for tax years ended December 31, 2019 and after. Net operating loss carryforwards generated in early years remains subject to examination by taxing authorities when utilized. The statute of limitations for its Polish tax returns is open for tax years ended December 31, 2019 and after. The Internal Revenue Service completed its examination of the Company’s 2022 federal income tax return during 2025 with no adjustments.

Management intends to permanently reinvest any future foreign earnings to support operations and business growth of its affiliated company in Poland. As such, no deferred tax liability was recorded on the unremitted earnings of the foreign subsidiary as of December 31, 2025 and 2024. As of December 31, 2025, the Company had $1,663,858 of unremitted earnings that will be indefinitely reinvested in its Poland subsidiary.

The following table reflects changes in gross unrecognized tax benefits for the years ended December 31, 2025 and 2024:

	2025	2024
Unrecognized tax benefits at beginning of year	$512,355	$487,608
Gross Increases – current year positions	—	—
Gross Increases – prior year positions	166,847	219,128
Gross Decreases – prior year positions	(28,816)	(33,831)
Gross Decreases – expiration of statute of limitations	(54,923)	(160,550)
Gross Decreases – settlements	—	—
Unrecognized tax benefits at end of year	$595,463	$512,355

As of December 31, 2025 and 2024, the Company had $403,281 and $265,251, respectively, of unrecognized tax benefits that if recognized would impact the Company’s effective tax rate. The Company accrued and recognized interest and penalties related to unrecognized tax benefits in operating expense. As of December 31, 2025 and 2024, the Company had accrued $207,844 and $143,020 of interest and penalties, respectively.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 14 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit is valid for a seven-year term and was amended in December 2025 to extend to March 31, 2033. The Company leases office space in Beverly Hills, California pursuant to a lease agreement, as amended, with an original commencement date of April 5, 2018, which was extended for an additional 86-month term commencing December 1, 2025 and expiring January 31, 2033, with one five-year renewal option but the Company is not reasonably certain to exercise the option at lease commencement. For purposes of measuring the right-of-use asset and lease liability under ASC 842, the Company applied an incremental borrowing rate of 8.50%. The incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In determining that rate, the company considers prevailing economic conditions at the commencement date, as well as factors such as company-specific credit risk, term of the lease and options, and the effect of collateralization based on the nature and quality of the underlying asset As of December 31, 2025 and 2024, the Company’s net operating lease right-of-use assets amounted to $4,722,366 and $1,279,330, respectively. The Company had variable lease payments of approximately $139,930 and $129,752 during the years ended December 31, 2025 and 2024, respectively, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024, are as follows:

	2025	2024
Operating lease costs	$1,736,513	$1,624,257

Supplemental information related to operating leases for lease liabilities as of December 31, 2025 and, 2024, is as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,571,305	$1,619,689
Weighted average remaining lease term	6.9 years	1.0 years
Weighted average discount rate	8.42%	5.14%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of December 31, 2025 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
2026	$772,570	$379,123	$393,447
2027	855,801	342,602	513,199
2028	870,897	296,320	574,577
2029	885,514	245,404	640,110
2030	920,933	187,156	733,777
Thereafter	2,039,891	165,313	1,874,578
Total future lease payments	$6,345,606	$1,615,918	$4,729,688

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business, including matters related to employment, labor and workplace practices as well as notifications alleging infringement of patent or other intellectual property rights. We are subject to a variety of claims and we evaluate these claims on a case-by-case basis. While claims and contingencies of such matters cannot be predicted, the Company may be involve in legal proceedings. Such proceedings may include claims involving former or current employees, such as those relating to wrongful termination, discrimination, harassment, wage and hour compliance, or other employment-related matters. The Company has elected to expense legal costs associated with legal contingencies as incurred.

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

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Chief Executive Officer, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County. Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. The Company disputes the allegations and the amount of damages. The Company has responded to the complaint with an answer and cross-complaint. The cross-complaint seeks return for the $130,000 security deposit. The landlord has answered and denied the allegations of the cross-complaint. Snail Games USA Inc. denies exercising the option to extend and has vigorously defended against the claims asserted. The Plaintiff recently amended its complaint to expand its claims in the ongoing litigation by adding Mr. Hai Shi and the Company as additional defendants. The landlord alleges that the Company is exclusively controlled by Mr. Shi and they act as the alter egos of Snail Games USA, Inc. and INDIEV and therefore should be liable for the underlying liability. Once again, the Company denies these new allegations and will vigorously defend against these new claims. The present trail date is December 2, 2026.

There was a mandatory settlement conference in the case which did not yield a settlement. The trial is presently scheduled to commence in December 2026.

On April 21, 2023, Snail Games USA Inc. entered into an indemnity and reimbursement agreement with INDIEV, dated as of April 1, 2023, pursuant to which INDIEV agreed to assume all obligations and liabilities pursuant to the lease and indemnify and reimburse Snail Games USA Inc. for any amounts, damages, expenses, costs or other liability incurred by Snail Games USA Inc. arising under or pursuant to the lease or relating to the premises.

In October 2023, INDIEV filed for bankruptcy and the Company does not expect to recover its costs from INDIEV. Accordingly, INDIEV will not be able to indemnify the Company due to its bankruptcy. At this time, the Company is unable to quantify the magnitude of the potential loss should the plaintiffs’ lawsuit succeed and accordingly no accrual for loss has been recorded in the accompanying financial statements. However, the Company does not believe that the outcome of this litigation will have a material adverse effect on its consolidated financial position, results of operations, or cash flows and believes the likelihood of a loss to the Company to be remote.

Commitments

The Company routinely enters contracts with related party developers for the development of new games. These agreements ordinarily include contractual payments to the developers for several milestones that occur at various times through 2026. The aggregate amount of development commitments to related party developers is $1.5 million as of December 31, 2025. The Company also has a license agreement with its related party SDE for the exclusive publishing rights of the ARK franchise. In consideration of the publishing rights the Company will pay SDE a fixed monthly license fee of $2.0 million until ARK II releases. Our commitments assume satisfactory performance by our related party software developer. See Note 10 – Accounts Payable – Related Parties and Note 20 – Subsequent Events for more information.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – EARNINGS (LOSS) PER SHARE

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

	For the year ended December 31,
	2025	2024
Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$(6,322,162)	$400,576
Net income (loss) attributable to Class B common stockholders	(20,912,963)	1,431,364
Total net income (loss) attributable to Snail Inc.	$(27,235,125)	$1,831,940
Class A weighted average shares outstanding - basic	8,690,934	8,045,469
Class B weighted average shares outstanding - basic	28,748,580	28,748,580
Class A and B basic earnings (loss) per share	$(0.73)	$0.05

Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$(6,322,162)	$400,576
Dilutive effects of convertible notes warrants	—	—
Net income (loss) attributable to Class A common stockholders	$(6,322,162)	$400,576
Net income (loss) attributable to Class B common stockholders	$(20,912,963)	$1,431,364
Dilutive effects of convertible notes warrants	(376,226)	—
Net income (loss) attributable to Class B common stockholders	$(21,289,189)	$1,431,364
Class A weighted average shares outstanding - basic	8,690,934	8,045,469
Dilutive effects of convertible notes warrants	—	—
Class A weighted average shares outstanding - diluted	8,690,934	8,045,469
Class B weighted average shares outstanding - basic	28,748,580	28,748,580
Dilutive effects of convertible note warrants	—	—
Class B weighted average shares outstanding - diluted	28,748,580	28,748,580
Diluted earnings (loss) per Class A share	$(0.73)	$0.05
Diluted earnings (loss) per Class B share	$(0.74)	$0.05

The following table provides a listing of shares excluded from the calculation of Diluted EPS due to their anti-dilutive effects:

	2025	2024	Method
Excluded Shares:
Restricted stock units outstanding	1,194,024	1,142,284	Treasury
Equity line of credit warrants	334,314	334,314	Treasury
Underwriters warrants	—	120,000	Treasury
Convertible notes	2,655,608	—	If-Converted
Convertible notes warrants	1,216,185	1,405,470	Treasury

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

In connection with our IPO, on November 9, 2022, the Company issued to the Underwriters warrants to purchase 120,000 shares of Class A common stock (the “Underwriters Warrants”). The Underwriters Warrants may be exercised at a price per share equal to 125% of the IPO price, or $6.25 per share. The Underwriters Warrants are exercisable, in whole or in part, commencing on November 9, 2022, and expiring on the three-year anniversary thereof. The Underwriters Warrants have not been exercised as of the filing of this Annual Report and expired on November 9, 2025 in accordance with their terms.

The Underwriters Warrants are legally detachable and separately exercisable from the Class A common stock; therefore, they meet the definition of freestanding and are not considered embedded in the Firm Shares.

The Underwriters Warrants are considered indexed to the Company’s own stock. Additionally, the Company concludes that the Underwriters Warrants meet all requirements for equity classification. Because the Underwriters Warrants were issued to the Underwriters for their services and can be exercised immediately (subject to certain transfer conditions) they were measured at their fair value on their date of issuance and recorded within stockholders’ deficit. As long as the Underwriters Warrants remain classified as equity, they shall not be revalued.

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Due to their adjustment provisions, the warrants are classified as a liability on the consolidated balance sheet. In January 2024 there was a conversion which triggered anti-dilutive features of the convertible note warrants, decreasing the exercise price and increasing the number of outstanding convertible notes warrants to 1,405,470. The fair value of the warrants at issuance has been estimated using a Black-Scholes pricing model as of December 31, 2025 and a Monte Carlo pricing model as of December 31, 2024 as follows:

	December 31, 2025	December 31, 2024
Stock price	$0.89	$1.86
Exercise price	$0.84	$0.84
Contractual term (years)	2.90	3.65
Volatility	88.7%	60.0%
Risk-free rate	3.51%	4.31%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5% as it is generally accepted that market participants to not pay for the full volatility.

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income (expense). The measured fair value may be uncertain due to the use of unobservable inputs. At December 31, 2025 and 2024, the fair value of the warrant liability was $632,876 and $1,448,109, respectively, and was included in the accrued expenses and other liabilities in the Company’s consolidated balance sheets. The changes in fair value during the years ended December 31, 2025 and 2024, amounted to a loss of $620,206 and $1,006,294, respectively, included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2025, the Investors exercised 189,285 warrants for which the Company received $159,000 in proceeds and recorded a loss of $128,085 upon revaluation of exercised warrants. During the year ended December 31, 2024, the Investors exercised 202,379 warrants, for which the Company received $170,000 in proceeds and recorded a loss of $115,800 upon revaluation of the exercised warrants. The loss is included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).

The Convertible Notes Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the years ended December 31, 2025 and 2024, was as follows:

	Value	Warrants
Fair value, at December 31, 2024	$1,448,109	1,405,470
Change in fair value	(492,120)	—
Exercises	(323,113)	(189,285)
Fair value at December 31, 2025	$632,876	1,216,185

	Value	Warrants
Fair value, at December 31, 2023	$480,281	714,285
Change in fair value	1,122,094	—
Anti-dilution adjustment	—	893,563
Exercises	(154,266)	(202,378)
Fair value at December 31, 2024	$1,448,109	1,405,470

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

Under the terms of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, shares of Class A common stock over the period commencing on the execution date of the Equity Line Purchase Agreement and ending on the earlier of (i) December 31, 2025, or (ii) the date on which the investor shall have purchased Securities pursuant to the Equity Line Purchase Agreement for an aggregate purchase price of the $5,000,000, provided that a registration statement covering the resale of shares of Class A common stock that have been and may be issued under the Equity Line Purchase Agreement is declared effective by the SEC. As of December 31, 2025, the Company has not sold any Class A common stock under the Equity Line Purchase Agreement.

The registration statement covering the offer and sale of up 15,093,768 shares of Class A common stock was effective on October 10, 2023. The purchase price will be calculated as 92% of the volume weighted average prices of the Company’s common stock during normal trading hours for five business days prior to the closing date with respect of a purchase notice.

Concurrently with the signing of the Equity Line Purchase Agreement, the Company issued the equity line warrant to purchase 367,647 shares of its Class A common stock to the investor as a commitment fee. The deferred offering costs associated with the equity line warrant were written off during the year ended December 31, 2025 upon the expiration of the Equity Line Purchase Agreement, and accordingly are no longer reflected in other assets on the consolidated balance sheets.

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

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants has been estimated using a Black-Scholes pricing model as of December 31, 2025 and a Monte Carlo pricing model as of December 31, 2024 as follows:

	December 31, 2025	December 31, 2024
Stock price	$0.89	$1.86
Exercise price	$1.50	$1.50
Contractual term (years)	2.65	3.65
Volatility	98.4%	60.0%
Risk-free rate	3.49%	4.31%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5%.

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At December 31, 2025 and 2024, the fair value of the warrant liability was $143,675 and $292,004, respectively, and included in the accrued expenses and other liabilities in the Company’s consolidated balance sheets. The changes in fair value during the years ended December 31, 2025 and 2024, amounted to a gain of ($148,329) and a loss of ($192,945), respectively, and is included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).

During the years ended December 31, 2025 and 2024, the Investor exercised 0 and 33,333 warrants, respectively. For the year ended December 31, 2024, the Company received $50,000 in proceeds and recorded a loss of $17,776 upon revaluation of the exercised warrants. The loss is included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).

	Value	Warrants
Fair value, at December 31, 2024	$292,004	334,314
Change in fair value	(148,329)	—
Fair value at December 31, 2025	$143,675	334,314

	Value	Warrants
Fair value, at December 31, 2023	$103,767	367,647
Change in fair value	192,945	—
Exercises	(17,776)	(33,333)
Fair value at December 31, 2024	$292,004	334,314

Snail Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units activity with directors for the years ended December 31, 2025 and 2024.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	—	$—
Granted	337,774	1.35
Vested	(271,108)	(1.35)
Forfeited or cancelled	—	—
Outstanding as of December 31, 2025	66,666	$1.35

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	43,478	$1.38
Granted	—	—
Vested	(43,478)	(1.38)
Forfeited or cancelled	—	—
Outstanding as of December 31, 2024	—	$—

The grant date fair value of RSUs granted to directors is based on the quoted market price of our common stock on the date of grant

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the years ended December 31, 2025 and 2024.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	1,142,284	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(14,926)	(5.00)
Outstanding as of December 31, 2025	1,127,358	$5.00

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2024	1,165,247	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(22,963)	(5.00)
Outstanding as of December 31, 2024	1,142,284	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

As of December 31, 2025, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the years ended December 31, 2025 and 2024.

Stock-Based Compensation Expense (Income)

Stock-based compensation expense (income) resulting from RSUs of $342,925 and ($828,495) are recorded under general and administrative expenses included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024, respectively. Stock-based compensation expense (income) resulting from PSUs of $28,571 and ($61,713) are recorded under research and development expenses included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024, respectively.

During the twelve months ended December 31, 2025 and 2024, the Company recognized approximately $83,178 of deferred income tax benefit, and $201,815 of deferred income tax expense, respectively, related to our stock-based compensation expense.

As of December 31, 2025, our total unrecognized compensation cost related to RSUs and PSUs was approximately $1.8 million and is expected to be recognized over a weighted-average service period of 1.3 years.

NOTE 18 – OPERATING SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) is our Founder, Chief Executive Officer, Chief Strategy Officer, and Chairman Mr. Hai Shi. The CODM assesses performance and decides how to allocate resources based on net income (loss) to evaluate operational efficiency and direct resources of the Company. Segment assets are reported on the consolidated balance sheets as total assets. The table below presents segment revenue, operating profit and significant expenses for the years ended December 31, 2025 and 2024:

	2025	2024

Revenues, net	$81,225,622	$84,467,047
Cost of revenues	58,794,947	54,236,342

Gross profit	22,430,675	30,230,705

Operating expenses:
Salaries and Wages	7,806,131	4,962,697
Public Company Expenses	741,666	567,285
General and administrative	11,080,591	7,337,228
Research and development	14,580,668	11,647,293
Advertising and marketing	5,236,951	1,523,398
Depreciation	247,976	303,714
Total operating expenses	39,693,983	26,341,615

Income (loss) from operations	(17,263,308)	3,889,090

Total other income (expense), net	714,476	(1,429,891)

Income (loss) before provision for income taxes	$(16,548,832)	$2,459,199

Provision for income taxes	10,688,900	632,124

Net income (loss)	$(27,237,732)	$1,827,075

Depreciation expense is consistent with that presented in the consolidated statements of cash flows. There are no additional segment items requiring separate disclosure. Interest income, interest expense, other income and foreign currency transactions are captured in the total other income (expense), net line item. The Company continues to report revenue by geographic region as part of its revenue disclosures, see Note 3 – Revenue from Contracts with Customers. The CFO provides reports to the CODM for key decision making purposes.

NOTE 19 – OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Warrant revaluation	$640,449	$(1,332,815)
Convertible notes fair market value adjustments	(504,657)	—
Deferred offering costs	(105,411)	—
Other	84,670	351,592
Total other income (expense)	$115,051	$(981,223)

NOTE 20 – SUBSEQUENT EVENTS

●	In January 2026, the Company amended the 2021 Revolving Loan whereby the maximum principal amount of the revolving credit facility was reduced from $6,000,000 to $5,000,000, with the Company pledging an additional $1,000,000 time certificate of deposit.
●	In February 2026, the Company received $4.5 million refund from the Internal Revenue Service (“IRS”) related to the carryback of the Company’s 2022 net operating loss to the 2016 tax year, of which $759,580 represents interest income. The interest income was included in interest income as of December 31, 2025.
●	In February 2026, the Company made a final payment related to the February 2025 Convertible Note issued in February 2025. As a result of this payment, all amounts due under this note were fully satisfied and the convertible note was extinguished.
●	In March 2026, the Company entered into an amendment of its 2021 Revolving Loan, extending the revolving maturity date to March 31, 2027. Under the terms of the amendment, the 2021 Revolving Loan will convert to a term loan on March 31, 2027. The entire principal balance, plus all accrued and unpaid interest, will be due and payable on March 31, 2030.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Under the supervision and with the participation of management, including the persons serving as our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Remediation of Prior Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. The material weakness related to the failure to properly value the fair value of warrants related to the convertible notes and equity line of credit in accordance with ASC 820 Fair Value Measurement. Specifically, we did not have an adequate review process in place to validate the inputs and assumptions used in the valuation of complex financial instruments, leading to a potential material misstatement in the financial statements. We relied heavily on external valuation reports without a formalized internal process to validate the underlying inputs, assumptions and methodologies.

To remediate this material weakness management designed and implemented comprehensive remediation efforts, which included:

●	Engagement of qualified experts – we formally engaged a qualified expert for recurring fair value measurements that has the requisite qualifications and team.

●	Strengthened management review – we implemented a structured review process requiring the Director of Finance and Chief Financial Officer to validate valuation inputs and outputs. Valuation reports provided by our valuation specialist are reviewed and validated by management.

●	Enhanced review controls over valuation reports – we implemented additional corroborative review procedures over third-party valuation reports. The Director of Finance prepares, and the Chief Financial Officer reviews, supplemental workbooks documenting (i) management’s validation of significant inputs and assumptions, and (ii) independent recalculations of fair value estimates when feasible. These procedures enhance oversight and support the reasonableness of valuation conclusions.

Following the implementation of comprehensive remediation efforts, we have addressed the material weakness related to the valuation of warrant liabilities. The newly implemented controls and the engagement of qualified third party experts have been operated effectively. Based on managements evaluation of the design and operating effectiveness of the enhanced controls, including operation over multiple reporting periods, management believes the material weakness related to the valuation of warrant liabilities has been remediated as of December 31, 2025, and its internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, we have not made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting due to the Company’s status as a non-accelerated filer and the exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

Insider Trading Arrangements

During the twelve months ended December 31, 2025, none of our directors or officers has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be incorporated by reference from our Proxy Statement.

We have adopted a written code of business conduct and ethics (the “Code”) which applies to all of our directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer. The Code is available on our website, www.snail.com (under the tab entitled “Investor—Corporate Governance”). Any waiver of the provisions in the Code for our executive officers or directors may only be granted by our Board of Directors and will be posted on our website.

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

Item 11. Executive Compensation.

The information required by this item will be incorporated by reference from our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be incorporated by reference from our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be incorporated by reference from our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be incorporated by reference from our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements. For a list of the financial statements included herein, see Index to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

2.	Financial Statement Schedule: All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporation by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

1.1	At The Market Offering Agreement, dated August 7, 2025, by and between Snail, Inc. and H.C. Wainwright & Co., LLC	8-K	001-41556	1.1	August 7, 2025

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

4.1	Form of Certificate of Class A Common Stock	S-1	333-267483	4.1	September 16, 2022

4.2	Form of Underwriters’ Warrants	S-1/A	333-267483	4.2	October 17, 2022

4.3	Description of the Registrant’s Securities	10-K	001-41556	4.3	March 29, 2023

4.4	Form of Common Stock Purchase Warrant	8-K	001-41556	4.1	August 30, 2023

4.5	Form of Equity Line Warrant, dated August 2023	8-K	001-41556	4.2	August 30, 2023

4.6	Form of Original Issue 7.4% Discount Convertible Promissory Note	8-K	001-41556	4.3	August 30, 2023

4.7	Form of Indenture	S-3	333-282030	4.7	September 11, 2024

4.8	Form of Convertible Promissory Notes, dated February 21, 2025	8-K	001-41556	4.1	February 25, 2025

4.9	Form of Convertible Promissory Notes, dated October 24, 2025	8-K	001-41556	4.1	October 30, 2025

4.10	Form of Convertible Promissory Note, dated November 26, 2025	8-K	001-41556	4.1	December 3, 2025

10.1	Amended and Restated Exclusive Software License Agreement, effective as of January 1, 2022, by and between Snail Games USA, Inc. and SDE Inc.	S-1/A	333-267483	10.12	October 17, 2022

10.2	Amendment No. 1 to Amended and Restated Exclusive Software License Agreement, effective as of December 13, 2022, by and between Snail Games USA, Inc. and SDE Inc.	10-Q	001-41556	10.2	December 15, 2022

10.3	Exclusive License Agreement, effective as of April 27, 2022, by and between Snail Games USA, Inc. and SDE Inc.	S-1/A	333-267483	10.5	October 17, 2022

10.4†	Snail, Inc. 2022 Omnibus Incentive Plan	S-1/A	333-267483	10.11	October 26, 2022

10.5†	Form of Restricted Stock Unit Award Agreement (Employee) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1/A	333-267483	10.15	October 17, 2022

10.6†	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1/A	333-267483	10.16	October 17, 2022

10.7	Form of Indemnification Agreement between Snail, Inc. and Its Directors and Officers	S-1	333-267483	10.1	September 16, 2022

10.8	Second Amended and Restated Revolving Loan and Security Agreement, dated as of January 26, 2022, by and between Snail Games USA, Inc. and Cathay Bank	S-1	333-267483	10.2	September 16, 2022

10.9	Promissory Note, dated January 26, 2022, by and between Snail Games USA, Inc. and Cathay Bank	S-1	333-267483	10.3	September 16, 2022

10.10	Form of Independent Director Agreement between Snail, Inc. and each of Its Independent Directors	S-1/A	333-267483	10.13	October 17, 2022

10.11	Form of Securities Exchange Agreement by and among Snail, Inc. and each Securityholder of Snail Games USA, Inc.	S-1/A	333-267483	10.14	October 17, 2022

10.12	Loan Agreement, dated as of June 17, 2021, by and between Snail Games USA, Inc. and Cathay Bank	S-1	333-267483	10.4	September 16, 2022

10.13†	Offer Letter, dated as of August 31, 2020, between Jim S. Tsai and Snail Games USA, Inc.	S-1	333-267483	10.6	September 16, 2022

10.14†	Amendment, effective as of November 1, 2021, to Offer Letter between Jim S. Tsai and Snail Games USA, Inc.	S-1	333-267483	10.7	September 16, 2022

10.15†	Offer Letter, dated as of August 18, 2020, between Heidy Chow and Snail Games USA, Inc.	S-1	333-267483	10.8	September 16, 2022

10.16†	Employment Agreement, dated as of December 10, 2012, between Peter Kang and Snail Games USA, Inc.	S-1	333-267483	10.9	September 16, 2022

10.17†	Amendment, effective as of December 1, 2021, to Employment Agreement between Peter Kang and Snail Games USA, Inc.	S-1	333-267483	10.10	September 16, 2022

10.18†	Offer Letter, dated as of March 27, 2023, between Hai Shi and Snail Games USA, Inc.	10-K	001-41556	10.18	March 29, 2023

10.19	First Amendment to Amended and Restated Exclusive Software License Agreement, effective as of March 10, 2023, between SDE Inc. and Snail Games USA, Inc.	10-K	001-41556	10.19	March 29, 2023

10.20	Cooperation Agreement between Snail Games USA, Inc. and Marbis GmbH, dated July 26, 2023	8-K	001-41556	10.1	August 1, 2023

10.21	Form of Securities Purchase Agreement, dated August 24, 2023	8-K	001-41556	10.1	August 30, 2023

10.22	Form of Registration Rights Agreement, dated August 24, 2023	8-K	001-41556	10.2	August 30, 2023

10.23	Form of Equity Line Purchase Agreement, dated August 24, 2023	8-K	001-41556	10.3	August 30, 2023

10.24	Independent Director Agreement, effective as of November 10, 2023, between Ryan Jamieson and Snail, Inc.	8-K	001-41556	10.1	November 16, 2023

10.25	Offer Letter, dated as of April 15, 2024, between Xuedong (Tony) Tian and Snail Games USA, Inc.	8-K	001-41556	10.1	April 19, 2024

10.26	Form of Securities Purchase Agreements, dated February 21, 2025	8-K	001-41556	10.1	February 25, 2025

10.27	Form of Registration Rights Agreements, dated February 21, 2025	8-K	001-41556	10.2	February 25, 2025

10.28	At The Market Offering Agreement, dated August 7, 2025, by and between Snail, Inc. and H.C. Wainwright & Co., LLC	8-K	001-41556	1.1	August 7, 2025

10.29†	Amendment No. 1, dated October 10, 2025, to Offer Letter, dated March 27, 2023, by and between Snail Games USA, Inc. and Hai Shi	8-K	001-41556	10.1	October 14, 2025

10.30†	Amendment No. 1, dated October 10, 2025, to Offer Letter, dated August 18, 2020, by and between Snail Games USA, Inc. and Heidy Chow	8-K	001-41556	10.2	October 14, 2025

10.31†	Amendment No. 2, dated October 10, 2025, to Employment Agreement, dated as of December 10, 2012, as amended, effective December 1, 2021, entered into Snail Games USA, Inc. and Peter Kang	8-K	001-41556	10.3	October 14, 2025

10.32	Form of Securities Purchase Agreement, dated October 24, 2025, by and between Snail, Inc. and CROM Structured Opportunities Fund I, LP	8-K	001-41556	10.1	October 30, 2025

10.33	Form of Registration Rights Agreement, dated October 24, 2025, by and between Snail, Inc. and CROM Structured Opportunities Fund I, LP	8-K	001-41556	10.2	October 30, 2025

10.34	Form of Securities Purchase Agreement, dated November 26, 2025, by and between Snail, Inc. and Monroe Street Capital Partners, LP	8-K	001-41556	10.1	December 3, 2025

10.35	Form of Registration Rights Agreement, dated November 26, 2025, by and between Snail, Inc. and Monroe Street Capital Partners, LP	8-K	001-41556	10.2	December 3, 2025

10.36*	Fourth Amendment to Loan Documents, dated January 2, 2026, by and between Snail Games USA, Inc., Hai Shi, Ying Zhou and Cathay Bank

10.37*	Amendment No. 2 to Amended and Restated Exclusive Software License Agreement, dated October 1, 2023, by and between SDE, Inc. and Snail Games USA, Inc.

10.38*	Offset Agreement, dated January 18, 2024, between SDE, Inc and Snail Games USA, Inc.

10.39*	Fifth Amendment to Loan Documents, dated March 16, 2026, by and between Snail Games USA Inc., Hai Shi, Ying Zhou and Cathay Bank

19.1	Insider Trading Policy, dated November 9, 2022	10-K	001-41556	19.1	March 26, 2025

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Snail, Inc. Compensation Recovery Policy, adopted November 30, 2023	10-K	001-41556	97.1	April 1, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on March 19, 2026.

SNAIL, INC.

Date:	March 19, 2026	By:	/s/ Hai Shi
		Name:	Hai Shi
		Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hai Shi and Heidy Chow, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Hai Shi	Founder, Chief Executive Officer, Chief Strategy Officer and Chairman	March 19, 2026
	Hai Shi	of the Board (Principal Executive Officer)

By:	/s/ Heidy Chow	Chief Financial Officer and Director	March 19, 2026
	Heidy Chow	(Principal Financial and Accounting Officer)

By:	/s/ Jim S. Tsai	Director	March 19, 2026
Jim S. Tsai

By:	/s/ Peter Kang	Vice President and Director of Business Development and Operations and Director	March 19, 2026
Peter Kang

By:	/s/ Ying Zhou	Director	March 19, 2026
Ying Zhou

By:	/s/ Neil Foster	Director	March 19, 2026
Neil Foster

By:	/s/ Sandra Pundmann	Director	March 19, 2026
Sandra Pundmann

By:	/s/ Ryan Jamieson	Director	March 19, 2026
Ryan Jamieson

