Form 10-K/A
period 2025-12-31
Snail, Inc.
filed 2026-03-31
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Snail, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026 (the “Original 10-K”).

This Amendment is being filed for the sole purpose of including Exhibits 10.40, 10.41, 10.42, 10.43, and 10.44, which were inadvertently omitted from the Original 10-K. As required by the SEC, this Amendment includes new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.3 and 31.4, hereto. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, the Company has not modified or updated the Original 10-K or the financial statements included therein or modified any disclosures contained in the Original 10-K. Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

i

SNAIL, INC. AND SUBSIDIARIES

Amendment No. 1 to Form 10-K

For the Year Ended December 31, 2025

ii

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements. For a list of the financial statements included herein, see Index to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

2.	Financial Statement Schedule: All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit		Incorporation by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

1.1	At The Market Offering Agreement, dated August 7, 2025, by and between Snail, Inc. and H.C. Wainwright & Co., LLC	8-K	001-41556	1.1	August 7, 2025

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

4.1	Form of Certificate of Class A Common Stock	S-1	333-267483	4.1	September 16, 2022

4.2	Form of Underwriters’ Warrants	S-1/A	333-267483	4.2	October 17, 2022

4.3	Description of the Registrant’s Securities	10-K	001-41556	4.3	March 29, 2023

4.4	Form of Common Stock Purchase Warrant	8-K	001-41556	4.1	August 30, 2023

4.5	Form of Equity Line Warrant, dated August 2023	8-K	001-41556	4.2	August 30, 2023

4.6	Form of Original Issue 7.4% Discount Convertible Promissory Note	8-K	001-41556	4.3	August 30, 2023

4.7	Form of Indenture	S-3	333-282030	4.7	September 11, 2024

4.8	Form of Convertible Promissory Notes, dated February 21, 2025	8-K	001-41556	4.1	February 25, 2025

4.9	Form of Convertible Promissory Notes, dated October 24, 2025	8-K	001-41556	4.1	October 30, 2025

4.10	Form of Convertible Promissory Note, dated November 26, 2025	8-K	001-41556	4.1	December 3, 2025

10.1	Amended and Restated Exclusive Software License Agreement, effective as of January 1, 2022, by and between Snail Games USA, Inc. and SDE Inc.	S-1/A	333-267483	10.12	October 17, 2022

10.2	Amendment No. 1 to Amended and Restated Exclusive Software License Agreement, effective as of December 13, 2022, by and between Snail Games USA, Inc. and SDE Inc.	10-Q	001-41556	10.2	December 15, 2022

10.3	Exclusive License Agreement, effective as of April 27, 2022, by and between Snail Games USA, Inc. and SDE Inc.	S-1/A	333-267483	10.5	October 17, 2022

10.4†	Snail, Inc. 2022 Omnibus Incentive Plan	S-1/A	333-267483	10.11	October 26, 2022

10.5†	Form of Restricted Stock Unit Award Agreement (Employee) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1/A	333-267483	10.15	October 17, 2022

10.6†	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) pursuant to the Snail, Inc. Omnibus Incentive Plan	S-1/A	333-267483	10.16	October 17, 2022

1

10.7	Form of Indemnification Agreement between Snail, Inc. and Its Directors and Officers	S-1	333-267483	10.1	September 16, 2022

10.8	Second Amended and Restated Revolving Loan and Security Agreement, dated as of January 26, 2022, by and between Snail Games USA, Inc. and Cathay Bank	S-1	333-267483	10.2	September 16, 2022

10.9	Promissory Note, dated January 26, 2022, by and between Snail Games USA, Inc. and Cathay Bank	S-1	333-267483	10.3	September 16, 2022

10.10	Form of Independent Director Agreement between Snail, Inc. and each of Its Independent Directors	S-1/A	333-267483	10.13	October 17, 2022

10.11	Form of Securities Exchange Agreement by and among Snail, Inc. and each Securityholder of Snail Games USA, Inc.	S-1/A	333-267483	10.14	October 17, 2022

10.12	Loan Agreement, dated as of June 17, 2021, by and between Snail Games USA, Inc. and Cathay Bank	S-1	333-267483	10.4	September 16, 2022

10.13†	Offer Letter, dated as of August 31, 2020, between Jim S. Tsai and Snail Games USA, Inc.	S-1	333-267483	10.6	September 16, 2022

10.14†	Amendment, effective as of November 1, 2021, to Offer Letter between Jim S. Tsai and Snail Games USA, Inc.	S-1	333-267483	10.7	September 16, 2022

10.15†	Offer Letter, dated as of August 18, 2020, between Heidy Chow and Snail Games USA, Inc.	S-1	333-267483	10.8	September 16, 2022

10.16†	Employment Agreement, dated as of December 10, 2012, between Peter Kang and Snail Games USA, Inc.	S-1	333-267483	10.9	September 16, 2022

10.17†	Amendment, effective as of December 1, 2021, to Employment Agreement between Peter Kang and Snail Games USA, Inc.	S-1	333-267483	10.10	September 16, 2022

10.18†	Offer Letter, dated as of March 27, 2023, between Hai Shi and Snail Games USA, Inc.	10-K	001-41556	10.18	March 29, 2023

10.19	First Amendment to Amended and Restated Exclusive Software License Agreement, effective as of March 10, 2023, between SDE Inc. and Snail Games USA, Inc.	10-K	001-41556	10.19	March 29, 2023

10.20	Cooperation Agreement between Snail Games USA, Inc. and Marbis GmbH, dated July 26, 2023	8-K	001-41556	10.1	August 1, 2023

10.21	Form of Securities Purchase Agreement, dated August 24, 2023	8-K	001-41556	10.1	August 30, 2023

10.22	Form of Registration Rights Agreement, dated August 24, 2023	8-K	001-41556	10.2	August 30, 2023

10.23	Form of Equity Line Purchase Agreement, dated August 24, 2023	8-K	001-41556	10.3	August 30, 2023

10.24	Independent Director Agreement, effective as of November 10, 2023, between Ryan Jamieson and Snail, Inc.	8-K	001-41556	10.1	November 16, 2023

10.25	Offer Letter, dated as of April 15, 2024, between Xuedong (Tony) Tian and Snail Games USA, Inc.	8-K	001-41556	10.1	April 19, 2024

10.26	Form of Securities Purchase Agreements, dated February 21, 2025	8-K	001-41556	10.1	February 25, 2025

10.27	Form of Registration Rights Agreements, dated February 21, 2025	8-K	001-41556	10.2	February 25, 2025

10.28	At The Market Offering Agreement, dated August 7, 2025, by and between Snail, Inc. and H.C. Wainwright & Co., LLC	8-K	001-41556	1.1	August 7, 2025

2

10.29†	Amendment No. 1, dated October 10, 2025, to Offer Letter, dated March 27, 2023, by and between Snail Games USA, Inc. and Hai Shi	8-K	001-41556	10.1	October 14, 2025

10.30†	Amendment No. 1, dated October 10, 2025, to Offer Letter, dated August 18, 2020, by and between Snail Games USA, Inc. and Heidy Chow	8-K	001-41556	10.2	October 14, 2025

10.31†	Amendment No. 2, dated October 10, 2025, to Employment Agreement, dated as of December 10, 2012, as amended, effective December 1, 2021, entered into Snail Games USA, Inc. and Peter Kang	8-K	001-41556	10.3	October 14, 2025

10.32	Form of Securities Purchase Agreement, dated October 24, 2025, by and between Snail, Inc. and CROM Structured Opportunities Fund I, LP	8-K	001-41556	10.1	October 30, 2025

10.33	Form of Registration Rights Agreement, dated October 24, 2025, by and between Snail, Inc. and CROM Structured Opportunities Fund I, LP	8-K	001-41556	10.2	October 30, 2025

10.34	Form of Securities Purchase Agreement, dated November 26, 2025, by and between Snail, Inc. and Monroe Street Capital Partners, LP	8-K	001-41556	10.1	December 3, 2025

10.35	Form of Registration Rights Agreement, dated November 26, 2025, by and between Snail, Inc. and Monroe Street Capital Partners, LP	8-K	001-41556	10.2	December 3, 2025

10.36***	Fourth Amendment to Loan Documents, dated January 2, 2026, by and between Snail Games USA, Inc., Hai Shi, Ying Zhou and Cathay Bank	10-K	001-41556	10.36	March 19, 2026

10.37***	Amendment No. 2 to Amended and Restated Exclusive Software License Agreement, dated October 1, 2023, by and between SDE, Inc. and Snail Games USA, Inc.	10-K	001-41556	10.37	March 19, 2026

10.38***	Offset Agreement, dated January 18, 2024, between SDE, Inc and Snail Games USA, Inc.	10-K	001-41556	10.38	March 19, 2026

10.39***	Fifth Amendment to Loan Documents, dated March 16, 2026, by and between Snail Games USA Inc., Hai Shi, Ying Zhou and Cathay Bank	10-K	001-41556	10.39	March 19, 2026

10.40*	Third Amended and Restated Revolving Loan and Security Agreement, dated June 21, 2023, by and between Snail Games USA Inc. and Cathay Bank

10.41*	Second Amended and Restated Promissory Note, dated June 22, 2023, by Snail Games USA Inc. in favor of Cathay Bank

10.42*	Third Amendment to Loan Documents, dated June 10, 2025, by and between Snail Games USA Inc., Hai Shi, Ying Zhou and Cathay Bank

10.43*	Loan and Security Agreement, dated June 10, 2025, by and between Snail Games USA Inc. and Cathay Bank

10.44*	Promissory Note, dated June 10, 2025, by Snail Games USA Inc. in favor of Cathay Bank

19.1	Insider Trading Policy, dated November 9, 2022	10-K	001-41556	19.1	March 26, 2025

21.1***	Subsidiaries of the Registrant	10-K	001-41556	21.1	March 19, 2026

3

23.1***	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm	10-K	001-41556	23.1	March 19, 2026

24.1***	Power of Attorney	10-K	001-41556	Signature Page	March 19, 2026

31.1***	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-41556	31.1	March 19, 2026

31.2***	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-41556	31.2	March 19, 2026

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-41556	32.1	March 19, 2026

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-41556	32.2	March 19, 2026

97.1	Snail, Inc. Compensation Recovery Policy, adopted November 30, 2023	10-K	001-41556	97.1	April 1, 2024

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Previously Filed with the Original 10-K.

†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on March 31, 2026.

SNAIL, INC.

Date:	March 31, 2026	By:	/s/ Heidy Chow
		Name:	Heidy Chow
		Title:	Chief Financial Officer

5