Form 10-Q
period 2026-03-31
Snail, Inc.
filed 2026-05-13
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 12, 2026
Class A Common Stock, par value $0.0001 per share	13,873,422
Class B Common Stock, par value $0.0001 per share	28,748,580

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2026

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

Forward-looking statements appear in a number of places in this Quarterly Report and include, but are not limited to, statements regarding our intent, belief or current expectations. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified described in “Part II, Item 1A. – Risk Factors,” of this Quarterly Report. The statements we make regarding the following matters are forward-looking by their nature:

●	our ability to re-establish profitable operations, raise additional capital or renegotiate our debt arrangements;

●	our growth prospects and strategies;

●	launching new games and additional functionality to games that are commercially successful;

●	our expectations regarding significant drivers of our future growth;

●	our failure to comply or regain compliance with the continued listing requirements of the Nasdaq Capital Market;

●	our ability to retain and increase our player base and develop new video games and enhance our existing games;

●	competition from companies in a number of industries, including other casual game developers and publishers and both large and small, public and private multimedia companies;

●	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;

●	our relationships with third-party platforms such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store and My Nintendo Store;

●	our ability to successfully enter new markets and manage our international expansion;

●	protecting and developing our brand and intellectual property portfolio;

●	costs associated with defending intellectual property infringement and other claims;

●	our future business development, results of operations and financial condition;

●	rulings by courts or other governmental authorities;

●	our Share Repurchase Program (as defined below), including expectations regarding the timing and manner of repurchases made under the Share Repurchase Program;

●	our plans to pursue and successfully integrate strategic acquisitions;

●	other risks and uncertainties described in this Quarterly Report, including those described in Item 1A of Part II, “Risk Factors”;

●	we may require additional capital to support our strategic digital asset initiative, and implementing such initiative may subject us to various licensing requirement and significant compliance costs;

●	any negative publicity regarding stablecoins or the broader digital asset industry may have an outsize negative effect on consumer confidence in our proposed proprietary stablecoins; and

●	assumptions underlying any of the foregoing.

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

PART I

Item 1. Condensed Consolidated Financial Statement (Unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025

ASSETS

Current Assets:
Cash and cash equivalents	$14,259,168	$8,568,164
Restricted cash and cash equivalents	187,000	187,000
Accounts receivable, net of allowances for credit losses of $523,500 as of March 31, 2026 and December 31, 2025	9,206,357	12,528,347
Loan and interest receivable – related party	108,252	107,759
Prepaid expenses – related party	2,647,267	2,700,474
Prepaid expenses and other current assets	1,485,655	2,232,485
Prepaid taxes	904,099	4,734,007
Total current assets	28,797,798	31,058,236

Restricted cash and cash equivalents, net of current portion	1,748,000	1,748,000
Prepaid expenses – related party, net of current portion	8,229,767	8,282,974
Property and equipment, net	4,133,441	4,146,175
Intangible assets, net	3,848,124	3,827,927
Intangible assets, net – related party	4,666,667	4,916,667
Other noncurrent assets, net	836,060	604,793
Operating lease right-of-use assets, net	4,581,907	4,722,366
Total assets	$56,841,764	$59,307,138

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$3,907,540	$5,506,332
Accounts payable – related parties	21,648,949	20,067,013
Accrued expenses and other liabilities	3,267,643	3,364,150
Interest payable – related parties	527,770	527,770
Convertible notes at fair value	2,382,255	3,842,189
Current portion of long-term debt	1,329,123	1,305,880
Current portion of deferred revenue	14,533,507	14,799,840
Current portion of operating lease liabilities	441,316	393,448
Total current liabilities	48,038,103	49,806,622

Accrued expenses	625,354	468,106
Revolving loan	2,500,000	5,000,000
Long-term debt, net of current portion	3,974,176	4,292,538
Deferred revenue, net of current portion	17,190,514	17,282,685
Operating lease liabilities, net of current portion	4,234,747	4,336,240
Total liabilities	76,562,894	81,186,191

Commitments and contingencies

Stockholders’ Deficit:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 10,415,669 shares issued and 9,065,394 shares outstanding as of March 31, 2026, and 10,382,336 shares issued and 9,032,061 shares outstanding as of December 31, 2025	1,041	1,038
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 28,748,580 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2,875	2,875

Additional paid-in capital	26,967,992	26,923,115
Accumulated other comprehensive loss	(296,562)	(275,049)
Accumulated deficit	(37,217,804)	(39,352,510)
Treasury stock at cost (1,350,275 shares as of March 31, 2026 and December 31, 2025)	(3,671,806)	(3,671,806)
Total Snail, Inc. deficit	(14,214,264)	(16,372,337)
Noncontrolling interests	(5,506,866)	(5,506,716)
Total stockholders’ deficit	(19,721,130)	(21,879,053)
Total liabilities, noncontrolling interests and stockholders’ deficit	$56,841,764	$59,307,138

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three months Ended March 31, 2026 and 2025

	Three months ended March 31,
	2026	2025

Revenues, net	$27,294,654	$20,110,872
Cost of revenues	15,638,213	14,263,345

Gross profit	11,656,441	5,847,527

Operating expenses:
General and administrative	4,650,757	4,964,351
Research and development	4,014,669	3,609,745
Advertising and marketing	868,789	1,306,365
Depreciation	12,734	67,904
Impairment expenses	69,149	—
Total operating expenses	9,616,098	9,948,365

Income (loss) from operations	2,040,343	(4,100,838)

Other income (expense):
Interest income	41,847	29,906
Interest income – related parties	493	493
Interest expense	(206,046)	(80,828)
Other income	355,051	769,762
Foreign currency transaction gain (loss)	9,692	(36,288)
Total other income, net	201,037	683,045

Income (loss) before provision for (benefit from) income taxes	2,241,380	(3,417,793)

Provision for (benefit from) income taxes	106,824	(1,470,830)

Net income (loss)	2,134,556	(1,946,963)

Net loss attributable to non-controlling interests	(150)	(956)

Net income (loss) attributable to Snail, Inc.	$2,134,706	$(1,946,007)

Comprehensive income (loss) statement:

Net income (loss)	$2,134,556	$(1,946,963)

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	(26,823)	33,232
Other comprehensive income related to credit adjustments, net of tax	5,310	22,023

Total comprehensive income (loss)	$2,113,043	$(1,891,708)

Net income (loss) attributable to Class A common stockholders:
Basic	$510,510	$(441,731)
Diluted	$510,843	$(521,393)

Net income (loss) attributable to Class B common stockholders:
Basic	$1,624,196	$(1,504,276)
Diluted	$1,624,196	$(1,775,558)

Income (loss) per share attributable to Class A common stockholders:
Basic	$0.06	$(0.05)
Diluted	$0.05	$(0.06)

Income (loss) per share attributable to Class B common stockholders:
Basic	$0.06	$(0.05)
Diluted	$0.06	$(0.06)

Weighted-average shares used to compute income or loss per share attributable to Class A common stockholders:
Basic	9,036,135	8,442,025
Diluted	9,529,396	9,241,822

Weighted-average shares used to compute income or loss per share attributable to Class B common stockholders:

Basic	28,748,580	28,748,580
Diluted	28,748,580	28,748,580

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit) for the Three Months Ended March 31, 2026 and 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Deficit	interests	Deficit

Balance at December 31, 2025	10,382,336	$1,038	28,748,580	$2,875	$26,923,115	$(275,049)	$(39,352,510)	(1,350,275)	$(3,671,806)	$(16,372,337)	$(5,506,716)	$(21,879,053)

Common stock issued for service	33,333	3	—	—	(3)	—	—	—	—	—	—	—

Stock based compensation related to restricted stock units	—	—	—	—	44,880	—	—	—	—	44,880	—	44,880

Foreign currency translation	—	—	—	—	—	(26,823)	—	—	—	(26,823)	—	(26,823)

Fair value change of convertible notes	—	—	—	—	—	5,310	—	—	—	5,310	—	5,310

Net income (loss)	—	—	—	—	—	—	2,134,706	—	—	2,134,706	(150)	2,134,556

Balance at March 31, 2026	10,415,669	$1,041	28,748,580	$2,875	$26,967,992	$(296,562)	$(37,217,804)	(1,350,275)	$(3,671,806)	$(14,214,264)	$(5,506,866)	$(19,721,130)

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	interests	Equity

Balance at December 31, 2024	9,626,070	$962	28,748,580	$2,875	$25,738,082	$(279,457)	$(12,117,385)	(1,350,275)	$(3,671,806)	$9,673,271	$(5,504,109)	$4,169,162

Exercise of warrants	189,285	19	—	—	482,094	—	—	—	—	482,113	—	482,113

Stock based compensation related to restricted stock units	—	—	—	—	843,619	—	—	—	—	843,619	—	843,619

Foreign currency translation	—	—	—	—	—	33,232	—	—	—	33,232	—	33,232

Fair value change of convertible notes	—	—	—	—	—	22,023	—	—	—	22,023	—	22,023

Net loss	—	—	—	—	—	—	(1,946,007)	—	—	(1,946,007)	(956)	(1,946,963)

Balance at March 31, 2025	9,815,355	$981	28,748,580	$2,875	$27,063,795	$(224,202)	$(14,063,392)	(1,350,275)	$(3,671,806)	$9,108,251	$(5,505,065)	$3,603,186

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025

	2026	2025

Cash flows from operating activities:
Net income (loss)	$2,134,556	$(1,946,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization – intangible assets, net	150,442	35,516
Amortization – intangible assets, net – related party	250,000	—
Amortization – film assets	140,709	212,709
Amortization – loan origination fees and debt discounts	2,949	(1,889)
Loss (gain) on change in fair value of convertible notes	70,760	(117,105)
Gain on change in fair value of warrant liabilities	(410,658)	(639,518)
Depreciation – property and equipment	12,734	67,904
Impairment of film assets	69,149	—
Stock-based compensation expenses	44,880	843,619
Deferred taxes, net	—	(2,041,515)

Changes in assets and liabilities:
Accounts receivable	3,321,990	696,553
Accounts receivable – related party	—	2,503,407
Prepaid expenses – related party	106,414	(544,532)
Prepaid expenses and other current assets	746,830	377,962
Prepaid taxes	3,829,908	143,451
Other noncurrent assets	(422,573)	(656,562)
Accounts payable	(1,621,431)	(198,705)
Accounts payable – related parties	1,581,936	623,430
Accrued expenses and other liabilities	471,399	(650,236)
Loan and interest receivable – related party	(493)	(493)
Lease liabilities	86,834	(80,510)
Deferred revenue	(358,504)	2,138,026
Net cash provided by operating activities	10,207,831	764,549

Cash flows from investing activities:
Acquisition of software	—	(290,000)
Acquisition of software licenses	(162,000)	(1,412,000)
Investments in software	—	(177,002)
Net cash used in investing activities	(162,000)	(1,879,002)

Cash flows from financing activities:
Repayments on promissory note	—	(21,546)
Repayments on notes payable	(295,119)	—
Repayments on convertible notes	(1,525,384)	—
Repayments on revolving loan	(2,500,000)	—
Cash proceeds from exercise of warrants	—	159,000
Proceeds from issuance of convertible notes	—	3,000,000
Payments of loan origination fees	(7,500)	—
Net cash provided by (used in) financing activities	(4,328,003)	3,137,454

Effect of foreign currency translation on cash and cash equivalents	(26,824)	32,171

Net increase in cash and cash equivalents, and restricted cash and cash equivalents	5,691,004	2,055,172

Cash and cash equivalents, and restricted cash and cash equivalents – beginning of the period	10,503,164	8,238,944

Cash and cash equivalents, and restricted cash and cash equivalents – end of the period	$16,194,168	$10,294,116

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$228,053	$97,260
Income taxes	$—	$184,707
Noncash transactions during the period for:
Liabilities converted to equity upon exercise of warrants	$—	$323,113
Acquisition of film licenses in accounts payable	$14,000	$152,000
Acquisition of software and software licenses in accounts payable and accrued expenses	$(8,639)	$51,741
Change in fair value of notes recorded in accumulated other comprehensive income	$5,310	$22,023

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles as promulgated in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate disclosures contained in our annual audited consolidated financial statements. Additionally, the year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 19, 2026. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period.

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

The Company incorporated wholly owned subsidiaries to facilitate future business operations and strategic initiatives. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

Segment Reporting

The Company has one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are developed internally or licensed from related and third parties. No internally developed software costs were capitalized during the three months ended March 31, 2026. Financial information about our geographic regions is included in Note 3 – Revenue from Contracts with Customers and information about our reportable operating segment is included in Note 18 – Operating Segments.

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

The Company determines the standalone selling price for its technical support performance obligation using the cost-plus-margin approach in accordance with ASC 606, Revenue from Contracts with Customers. The Company determines the proportion of total technical support activity attributable to its games based on historical data. The Company then uses a per-unit cost determination to allocate technical support costs over an estimated service period of five years, the expected life of the user. The resulting per-unit cost is increased by a reasonable margin percentage to arrive at the per unit price of the Company’s technical support obligations.

The Company assesses whether it acts as principal or agent in each transaction, considering factors such as contractual terms, primary responsibility for fulfilling the promise to deliver the product, and discretion in pricing. The Company is a publisher of games, developed by SDE Inc. (“SDE”), a related party, and sells to its customers including Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve’s Steam, Epic Games Store, My Nintendo Store and retail distributors. Under this arrangement, the Company licenses intellectual property rights from SDE. The Company serves as the principal for the publisher of games in its arrangement with SDE, recognizing revenue on a gross basis. The Company’s mobile games are developed by Suzhou Snail, a related party. For these mobile games sales sold via Apple’s App Store and the Google Play Store, the Company has discretion in establishing the price for the specified good or service and it has determined that the Company is the principal to the end user and thus reports revenue on a gross basis. The Company serves as the principal of games in its arrangement with Suzhou Snail.

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

Deferred revenue is comprised of the transaction price allocable to the Company’s performance obligation on technical support and the sale of virtual goods available for in-app purchase, and payments received from customers prior to launching the games on the platforms. The Company recognizes revenues from the sale of virtual goods either ratably over their estimated service period or as virtual items are consumed, as applicable to the respective game. The Company’s estimated service period for players of the Company’s mobile games is generally 90 days from the date of purchase.

The Company has a long-term title license agreement with a platform which makes ARK 1 available on the platform in perpetuity, and puts ARK II on the platform for three years upon release. The Company deferred $2.3 million related to ARK II that is included in the long-term portion of deferred revenue and will be recognized upon the release of ARK II on the platform.

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term is two years and will renew each subsequent year unless it is cancelled. As of March 31, 2026, the Company has deferred $1.1 million related to ARK II as long-term deferred revenue until the disc releases occur.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game licenses, engine fees and amortization costs. Cost of revenues for the three months ended March 31, 2026 and 2025 were comprised of the following:

	2026	2025
Software license royalties – related parties	$6,333,981	$5,273,727
Software license royalties	75,189	53,830
License and amortization – related party	6,250,000	6,000,000
License and amortization	335,852	263,725
Merchant fees	328,659	554,695
Engine fees	1,010,765	812,948
Internet, server and data center	1,290,757	1,295,938
Costs related to other revenue	13,010	8,482
Total:	$15,638,213	$14,263,345

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, expenses related to being a publicly traded company, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. Stock based compensation expense, included in general and administrative costs, of $42,091 and $788,177 was incurred during the three months ended March 31, 2026 and 2025, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Stock-based compensation expense, included in research and development costs, of $2,789 and $55,442 was incurred during the three months ended March 31, 2026 and 2025, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. For the three months ended March 31, 2026 and 2025, advertising and marketing expenses totaled $868,789 and $1,306,365, respectively.

Impairment Expenses

The Company evaluates its intangible assets, including game licenses, software, and film assets, for impairment when events or circumstances indicate the carrying amount may not be recoverable, and recognizes an impairment loss for the amount by which the carrying value exceeds the asset's fair value. For the three months ended March 31, 2026 and 2025, impairment expenses were $69,149 and $0, respectively.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of March 31, 2026 and December 31, 2025, there were non-controlling interests with the following subsidiaries:

Subsidiary Name	Equity % Owned	Non-Controlling %
Snail Innovation Institute	70%	30%
BTBX.IO, LLC	70%	30%
Donkey Crew, LLC	99%	1%

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the three months ended March 31, 2026 and 2025.

Intangible Assets – License Usage Rights

The Company enters into license agreements with third-party developers and related party developers that require the Company to make payments for license usage rights and game development and production services. These license agreements grant the Company the exclusive publishing and distribution rights to game titles as well as, in some cases, the underlying intellectual property rights. These license agreements also specify the payment schedules, royalty rates and the relevant licensing period. The Company capitalizes the cost of license usage rights as intangible assets and amortizes them over the terms of the respective licensing rights. During the three months ended March 31, 2026 and 2025, the Company capitalized $170,639 and $996,566 of license usage costs within intangible assets, net, respectively.

Film Costs, net

The Company capitalizes costs to produce short videos in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 926, including direct production costs, production overhead, interest, acquisition costs and development costs. The Company will account for each episodic series as a unit for which capitalized film costs will be amortized by the Company using the individual-film forecast-computation method. Each reporting period the Company will reassess its estimate of ultimate revenues used to determine the amortization rate for each episodic series. If the estimate is revised, the Company will account for the change prospectively. The Company will then remeasure the amortization based on the portion of ultimate revenues that have been recognized and that are yet to be recognized. Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that fair value of the film may be less than its unamortized film costs. If the fair value of an episodic series is less than its unamortized film costs, the Company will write off the excess amount. The Company groups its film and content rights by monetization strategy. As of March 31, 2026 and December 31, 2025, $45,500 and $244,450, respectively, of film costs are capitalized and included in other noncurrent assets, net in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025, $140,709 and $212,709 of film costs were amortized respectively, and reported in the cost of revenues in the Company’s condensed consolidated statement of operations and comprehensive income (loss).

The Company recognized an impairment of $69,149 and $0 for the three months ended March 31, 2026 and 2025, respectively. The impairment is primarily related to the underperforming titles released during the period and the elimination of marketing plans for these titles. The impairment charges are included in the impairment of film assets on the condensed consolidated statement of operations and comprehensive income (loss). The Company continues to monitor the performance of its film assets and may record additional impairments in future periods if conditions warrant.

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

During the three months ended March 31, 2026 and 2025, the Company capitalized $170,639 and $1,220,743, respectively, of software development costs under ASC 985 for various titles, which are included in intangible assets, net, in the Company’s condensed consolidated balance sheets.

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

The Company also has liability classified warrants measured at fair value on a recurring basis. See Note 17 – Equity for the fair value disclosures related to the Company’s convertible notes, and the Company’s warrant liability and derivative instruments. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2026 and December 31, 2025.

The following table presents the Company’s convertible notes, convertible notes warrants, and equity line of credit warrants measured at fair value and classified within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	Fair value measured as of March 31, 2026
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes	$2,382,255	$—	$—	$2,382,255
Convertible notes warrants	301,679	—	—	301,679
Equity line of credit warrants	64,214	—	—	64,214
Total:	$2,748,148	$—	$—	$2,748,148

	Fair value measured as of December 31, 2025
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes	$3,842,189	$—	$—	$3,842,189
Convertible notes warrants	632,876	—	—	632,876
Equity line of credit warrants	143,675	—	—	143,675
Total:	$4,618,740	$—	$—	$4,618,740

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. At March 31, 2026, the Company has accrued uncertain tax position liability of $625,354, which is included within accrued expenses on the accompanying condensed consolidated balance sheets. At December 31, 2025, $157,247 is included in accrued expenses and other liabilities, and $468,106 is included in the long-term accrued expenses. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk, Significant Customers and Vendors

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of March 31, 2026 and December 31, 2025, the Company had deposits of $14,255,274 and $8,619,889, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company has two customers as of March 31, 2026 and December 31, 2025, who accounted for approximately 71% and 73% of consolidated gross receivables, respectively. Among the two customers as of March 31, 2026, one accounted for 53% and another accounted for 18%, of the consolidated gross receivables. Among the two customers as of December 31, 2025, one accounted for 56% and another accounted for 17%, of the consolidated gross receivables outstanding. The Company has two customers in the three months ended March 31, 2026 and four customers as of March 31, 2025, that accounted for 62% and 11% and 44%, 14%, 14% and 12% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of March 31, 2026 and December 31, 2025, the Company had one vendor who accounted for approximately 33% and 41% of consolidated gross payables, respectively. The loss of this vendor could have a significant impact on the Company’s financial performance.

The Company had one vendor, SDE, a related party, that accounted for 49% and 47% of the Company’s combined cost of revenues and operating expenses during the three months ended March 31, 2026 and 2025, respectively. Amounts payable to SDE are included in accounts payable – related party in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

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

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual periods. Early adoption is permitted for all entities that have adopted the amendments in update 2020-06. The Company adopted ASU 2024-04 on January 1, 2026. Adoption did not have a material impact on the Company’s financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): streamlines guidance for internal-use software costs by removing development stage references, incorporating website development costs, and clarifying when capitalization should begin. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of adopting the new standard.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $35,254 and $32,762 for the three months ended March 31, 2026 and 2025, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company granted zero restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three months March 31, 2026 to its non-employee directors and did not grant any restricted stock units during the three months ended March 31, 2025. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 5,718,000 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 5,718,000 shares, (b) 1% of the shares of the Company’s Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were 4,185,390 shares reserved for issuance under the 2022 Plan, respectively.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Warrant liabilities are presented within accrued expenses and other liabilities on the condensed consolidated balance sheets. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of March 31, 2026.

A summary of our outstanding warrants as of March 31, 2026 and December 31, 2025 is included below:

	Number Outstanding	Exercise Price	Class	Expiration Date
Equity line of credit warrants	334,314	$1.50	Liability	August 24, 2028
Convertible notes warrants	1,216,185	0.84	Liability	November 24, 2028
Total warrants:	1,550,499

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or at the time of a release. The Company recognizes revenue over a period based on the estimated service period of the product and additional performance obligations met over time for technical support. Net revenue by timing of recognition during the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
Over time	$1,177,126	$1,817,808
Point in time	26,117,528	18,293,064
Total revenue from contracts with customers:	$27,294,654	$20,110,872

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
United States	$24,271,263	$17,301,686
International	3,023,391	2,809,186
Total revenue from contracts with customers:	$27,294,654	$20,110,872

No individual country accounted for more than 10% of total revenue.

Platform

Net revenue by platform for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
Console	$8,267,462	$8,305,578
PC	17,163,718	9,008,138
Mobile	1,450,042	2,347,233
Other	413,432	449,923
Total revenue from contracts with customers:	$27,294,654	$20,110,872

Our net revenues through our current period top four platform providers as a proportion of our total net revenue for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025

Platform 1	$16,857,489	$8,762,894
Platform 2	2,909,709	2,735,268
Platform 3	5,079,402	5,173,560
Platform 4	277,666	395,596
All Other Revenue	2,170,388	3,043,554
Total revenue from contracts with customers:	$27,294,654	$20,110,872

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three months ended March 31, 2026 and 2025 was as follows:

	2026	2025
Digital	$25,431,180	$17,313,716
Mobile	1,450,042	2,347,233
Physical retail and other	413,432	449,923
Total revenue from contracts with customers:	$27,294,654	$20,110,872

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfilment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfilment of its performance obligations, which were in the ordinary course of business. As of March 31, 2026, the balance of deferred revenue was $31.7 million, of which $30.6 million is due to non-refundable payments. The Company is expecting to recognize $24.0 million of the non-refundable payments in the next 12 to 60 months through the platform releases of certain DLCs. The remaining $3.7 million of current non-refundable deferred revenues and $2.9 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 12 and 60 months based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of $1.1 million in advance payments received in accordance with the agreement the Company has made with its retail distributor. Activities in the Company’s deferred revenue as of March 31, 2026 and 2025 were as follows:

	2026	2025
Deferred revenue, beginning balance in advance of revenue recognition billing	$32,082,525	$25,467,447
Revenue recognized	(3,128,851)	(1,278,631)
Revenue deferred	2,770,347	3,416,657
Deferred revenue, ending balance	31,724,021	27,605,473
Less: current portion	(14,533,507)	(3,864,474)
Deferred revenue, long term	$17,190,514	$23,740,999

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $1,935,000 as of March 31, 2026 and December 31, 2025. The amounts of restricted cash and cash equivalents held as of March 31, 2026, are to secure the standby letter of credit with landlords and reflect collateral held in reserve related to the Company’s revolving line of credit. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of March 31, 2026 and 2025:

	2026	2025
Cash and cash equivalents	$14,259,168	$9,359,116
Restricted cash and cash equivalents	1,935,000	935,000
Cash and cash equivalents, and restricted cash and cash equivalents	$16,194,168	$10,294,116

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable — related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable — related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. During the three months ended March 31, 2026 and 2025, the Company made cash payments to SDE in the amount of $10.0 million and $9.4 million, respectively, and anticipates continuing to make cash payments to SDE in future years. As of March 31, 2026 and December 31, 2025, the outstanding balance of net accounts (payable) receivable from related party was as follows:

	2026	2025
Accounts receivable – related party	$592	$1,500,592
Less: accounts payable – related party	(6,290,035)	(6,008,842)
Net accounts payable – related party – SDE	$(6,289,443)	$(4,508,250)

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

During the three months ended March 31, 2026, the Company made $0.5 million in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2025, the Company made $1.6 million in prepaid royalty payments related to the ARK: Survival Ascended DLC’s which have not yet been released. Prepaid expenses — related party consisted of the following as of March 31, 2026 and December 31, 2025:

	2026	2025
Prepaid royalties	$5,877,034	$5,983,448
Prepaid licenses	5,000,000	5,000,000
Prepaid expenses - related party, ending balance	10,877,034	10,983,448
Less: short-term portion	(2,647,267)	(2,700,474)
Total prepaid expenses - related party, long-term	$8,229,767	$8,282,974

The amount classified as short-term, as of March 31, 2026 and December 31, 2025, includes prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

	2026	2025
Other receivables	$220,999	$979,137
Other prepaids	856,935	836,879
Other current assets	407,721	416,469
Total prepaid expenses and other current assets	$1,485,655	$2,232,485

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025:

	2026	2025
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,367,529	1,367,529
Furniture and fixtures	411,801	411,801
Property and equipment	9,080,067	9,080,067
Accumulated depreciation	(4,946,626)	(4,933,892)
Property and equipment, net	$4,133,441	$4,146,175

Depreciation expense was $12,734 and $67,904 for the three months ended March 31, 2026, and 2025, respectively. The Company did not have any disposals in the three months ended March 31, 2026 or 2025.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consist of game licenses, game software underlying intellectual property rights, internally developed software, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$141,665,000	$(136,998,333)	$—	$4,666,667	3 - 5 years
License rights	5,937,087	(3,258,716)	—	2,678,371	5 years
Software	1,160,478	(261,611)	—	898,867	3 - 5 years
Trademark	10,745	(10,745)	—	—	12 years
In-progress patent	270,886	—	—	270,886
Total:	$149,044,196	$(140,529,405)	$—	$8,514,791

	December 31, 2025
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$141,665,000	$(136,748,333)	$—	$4,916,667	3 - 5 years
License rights	6,217,896	(3,162,645)	(451,447)	2,603,804	5 years
Software	1,376,490	(207,240)	(216,013)	953,237	3 - 5 years
Trademark	10,745	(10,745)	—	—	12 years
In-progress patent	270,886	—	—	270,886
Total:	$149,541,017	$(140,128,963)	$(667,460)	$8,744,594

Amortization expense was $400,442 and $35,516 for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The weighted average remaining useful life for which amortization expense will be recognized is 3.4 years as of March 31, 2026. The Company has capitalized $0.2 million in development costs for titles that have reached technological feasibility but have not yet launched, and as such, are included in the thereafter amount in the table below. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2026	$1,201,326
2027	1,601,769
2028	1,601,769
2029	1,594,769
2030	1,283,975
Thereafter	1,231,183
$8,514,791

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 10 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail. In July 2024, the Company entered into another software development, publishing and distribution agreement with Suzhou Snail. Under the terms of the agreements Suzhou Snail will develop a game for distribution by the Company and the Company will make $4.5 million in milestone payments during the development of the game and an ongoing royalty on sales of the game. The Company made $0.5 million in milestone payments under the July contract, in 2026. In December 2024, the Company entered into an agreement with Suzhou Snail for the development of an application to deliver short film content to end users. In accordance with the agreement, Suzhou Snail developed the app for release and received $290,000 as a development fee. As of March 31, 2026 and 2025, the development fee has been capitalized in software under intangible assets, net in the Company’s condensed consolidated balance sheets.

As of March 31, 2026, the Company had an accounts payable – related party balance for payments made on behalf of Suzhou Snail for licensing, legal and marketing costs prior to the Company’s IPO. The Company also has accounts receivable – related party balance due from Suzhou for royalties collected on behalf of the Company prior to its IPO. The accounts receivable – Suzhou are due on demand. The Company has the legal right to offset amounts payable to the related party, including royalties and research and development fees, against the related party accounts receivable. The offset right is determinable, mutual and enforceable under applicable law. The Company intends to exercise this right to offset in future periods. In addition, Suzhou has committed not to collect more than 20% of the net outstanding payable from the Company within the next twelve months. Furthermore, no repayment will be demanded if such payment would cause Snail to be in default of its lending requirements or impair its ability to meet working capital requirements.

In January 2025, the Company extended its outsource agreement with Suzhou Snail for the research and development of For the Stars. In consideration, the Company will pay Suzhou Snail twelve equal monthly payments of $340,600, beginning on January 1, 2025. In August 2025, the Company entered into a Game Testing Service agreement with Suzhou Snail for the research and development testing for cross-platform game testing services. In consideration, the Company will pay $240,000 in four quarterly installments of $60,000 through June 2026. Additionally, in August 2025, the Company entered into a Short Drama Production agreement with Suzhou Snail in providing technical development, marketing and operational services related to the SaltyTV platform. In consideration, the Company will pay $720,000, payable in quarterly installments of $180,000 through June 2026. During the three months ended March 31, 2026 and 2025, the Company incurred $19,842 and $35,829, respectively as license costs due to Suzhou Snail that are included in cost of revenues. During the three months ended March 31, 2026 and 2025, respectively, the Company incurred $1,223,000 and $1,521,800 of research and development costs from Suzhou Snail; and made $1,442,100 and $1,724,200 in payments to Suzhou Snail for royalties and research and development costs. The royalty payments are included in costs of revenues and research and development costs are included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) or capitalized as intangible assets, net in the condensed consolidated balance sheets. Accounts payable – related parties consisted of the following as of March 31, 2026 and December 31, 2025:

	2026	2025
Accounts payable – Suzhou	$52,974,419	$53,173,676
Less: accounts receivable – Suzhou	(37,614,913)	(37,614,913)
Accounts payable – SDE (see Note 5)	6,289,443	4,508,250
Total accounts payable – related parties	$21,648,949	$20,067,013

NOTE 11 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal were due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $108,252 and $107,759, as of March 31, 2026 and December 31, 2025, respectively. The Company earned $493 in interest on the related party loans receivable during the three months ended March 31, 2026 and 2025.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 12 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	March 31, 2026	December 31, 2025
Revolving Loan – On January 2, 2026, the Company amended its revolving loan agreement and decreased the maximum balance from $6,000,000 to $5,000,000. The maturity date of the revolving loan is extended to March 31, 2027, and has an annual interest rate equal to the prime rate less 0.25% and a floor of 6.50%. In March 2026, the Company received a subsequent extension of the revolving loan maturity date to March 31, 2027, at which time the Revolving Loan shall convert to a Term Loan and extend to March 31, 2030. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and is required to maintain a $1,000,000 pledge deposit. At March 31, 2026, the interest rate on this loan was 6.5%. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended March 31, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.	$2,500,000	$5,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with a financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. The loan is secured by the Company’s building, with a carrying value of $4.1 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended March 31, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.	2,614,235	2,636,536
February 2025 Convertible Notes – On February 21, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $3,300,000. The notes had an interest rate of 5.0%, were paid in consecutive monthly installments beginning May 21, 2025 and matured on February 21, 2026. In the event of a default the Company could have been required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company had the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time. The Company elected the fair value option to account for the convertible notes. This note was fully paid in February 2026.	—	691,010
2025 Term Loan – On June 10, 2025, the Company entered into a term loan agreement with a principal balance of $3,500,000. The note has a floating rate of 0.50% in excess of the Wall Street Journal Prime Rate and a floor of 6.50%, and is paid in monthly installments starting July 1, 2025, and maturing June 30, 2028. As of March 2026, the interest on this loan is 7.25%. In the event of a default, the Company could be required to pay the lender the entire principal balance, plus any accrued and unpaid interest immediately due and payable, without notice or demand. The note is secured by a lien on collateral. Collateral includes all of the borrower’s rights, title, and interest in all assets, including but not limited to accounts, equipment, deposits, intellectual property and books and records. Debt covenants of this loan requires the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with debt covenants of this loan for the trailing twelve month period ended March 31, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.	2,689,064	2,961,882
October 2025 Convertible Notes – On October 24, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $2,200,000. The notes had an interest rate of 5.0% are payable in consecutive monthly installments beginning January 24, 2026 and will mature on October 24, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time into shares of the Company’s Class A common stock. The Company elected the fair value option to account for the convertible notes.	1,522,928	2,115,856
November 2025 Convertible Notes – On November 26, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $1,100,000. The notes had an interest rate of 5.0% and are payable in consecutive monthly installments beginning February 26, 2026 and will mature on November 26, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time into shares of the Company’s Class A common stock. The Company elected the fair value option to account for the convertible notes.	859,327	1,035,323
Total debt	10,185,554	14,440,607
Less: current portion of long-term debt	1,329,123	1,305,880
Less: convertible notes at fair value	2,382,255	3,842,189
Total long-term debt	$6,474,176	$9,292,538

Total interest expense for the above debt and revolver loan amounted to $201,308 and $80,746 for the three months ended March 31, 2026 and 2025, respectively. Amortization of loan origination expenses and loan discounts of $2,949 and $2,611 are included as part of interest expense for the three months ended March 31, 2026 and 2025, respectively. The Company has a weighted average interest rate of 5.7% and 5.7% on its short-term obligations as of March 31, 2026 and December 31, 2025, respectively. The Company was in compliance with its financial covenants related to the 2021 Revolving Loan, 2021 Promissory Note and 2025 Term Loan for the trailing twelve months ended March 31, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt based on contractual payments, as of March 31, 2026:

Years ending December 31,	Amount
Remainder of 2026	$3,450,349
2027	1,305,111
2028	627,750
2029	99,101
2030	2,602,675
Thereafter	2,157,901
$10,242,887

Convertible Debt

As of March 31, 2026, because the Company elected the fair value option for the February 2025 Convertible Notes, October 2025 Convertible Notes and November 2025 Convertible Notes, there were no separately recognized unamortized premium, debt discount, or deferred issuance cost balances associated with these instruments. Accordingly, the net carrying amount of each such instrument equaled its fair value as of March 31, 2026. The February 2025 Convertible Notes, October 2025 Convertible Notes and November 2025 Convertible notes had net carrying amounts, or fair values, of $0, $1,522,928 and $859,327 as of March 31, 2026, respectively, and were classified within Level 3 of the fair value hierarchy.

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

Subject to certain ownership limitations, all or a portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the February 2025 Convertible Notes could be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $5.00 per share, except that, for an aggregate of $866,250 of the conversion amount, the conversion price was equal to the lesser of $5.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price could be adjusted for certain customary dilutive events. Accordingly, the number of shares issuable upon conversion of the February 2025 Convertible Notes was not fixed as of March 31, 2026 and depended on (i) the amount of principal and interest outstanding at the conversion date and (ii) for the portion of the conversion amount subject to a Market Price-based conversion feature, the market price of the Company’s Class A common stock on the applicable conversion date.

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

The February 2025 Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the February 2025 Convertible Notes to simplify the reporting. The February 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. For the three months ended March 31, 2026, the change in fair value was as follows:

March 31, 2026
Fair value, at beginning of period	$691,010
Principal payments	(664,973)
Conversion to common stock	—
Change in fair value	(26,037)
Fair value, at end of period	$—

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the October 2025 Convertible Notes can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $5.00 per share, except that, for an aggregate of $577,500 of the conversion amount, the conversion price is equal to the lesser of $5.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price may be adjusted for certain customary dilutive events. Accordingly, the number of shares issuable upon conversion of the October 2025 Convertible Notes was not fixed as of March 31, 2026 and depended on (i) the amount of principal and interest outstanding at the conversion date and (ii) for the portion of the conversion amount subject to a Market Price-based conversion feature, the market price of the Company’s Class A common stock on the applicable conversion date.

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

The Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the October 2025 Convertible Notes to simplify the reporting. The October 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. For the three months ended March 31, 2026, the change in fair value was as follows:

March 31, 2026
Fair value, at beginning of period	$2,115,856
Principal payments	(647,493)
Conversion to common stock	—
Change in fair value	54,565
Fair value, at end of period	$1,522,928

The loss in change in fair value of $57,790 is reported in other income in our condensed consolidated statement of operations and comprehensive income (loss) and ($3,225) is recorded in other comprehensive income (loss) due to the change in credit spread from issuance to March 31, 2026. The portion of the total change in the fair value of the October 2025 Convertible Notes that is attributable to changes in the Company’s own credit risk (the “credit component”) is estimated each reporting date using a with-and-without approach. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (34.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (33.0%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

The Company used the binomial lattice framework to determine the fair value of each maturity payout. Accordingly, the valuation uses a range of level 3 inputs to evaluate each maturity payout individually. The range of level 3 inputs used as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Stock price	$0.51	$0.89
Exercise price	92% VWAP or $5.00	92% VWAP or $5.00
Contractual term (year)	0.07-0.57	0.07-0.81
Volatility	65.1% - 83.3%	59.0% - 94.2%
Risk-free rate	3.67% - 3.71%	3.49% - 3.71%

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

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the November 2025 Convertible Notes can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $5.00 per share, except that, for an aggregate of $288,750 of the conversion amount, the conversion price is equal to the lesser of $5.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price may be adjusted for certain customary dilutive events. Accordingly, the number of shares issuable upon conversion of the November 2025 Convertible Notes was not fixed as of March 31, 2026 and depended on (i) the amount of principal and interest outstanding at the conversion date and (ii) for the portion of the conversion amount subject to a Market Price-based conversion feature, the market price of the Company’s Class A common stock on the applicable conversion date.

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

The Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the November 2025 Convertible Notes to simplify the reporting. The November 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. For the three months ended March 31, 2026, the change in fair value was as follows:

March 31, 2026
Fair value, at beginning of period	$1,035,323
Principal payments	(212,918)
Conversion to common stock	—
Change in fair value	36,922
Fair value, at end of period	$859,327

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The loss in change in fair value of $39,007 is reported in other income in our condensed consolidated statement of operations and comprehensive income (loss) and ($2,085) is recorded in other comprehensive income (loss) due to the change in credit spread from issuance to March 31, 2026. The portion of the total change in the fair value of the November 2025 Convertible Notes that is attributable to changes in the Company’s own credit risk (the “credit component”) is estimated each reporting date using a with-and-without approach. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (34.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (33.0%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

The Company used the binomial lattice framework to determine the fair value of each maturity payout. Accordingly, the valuation uses a range of level 3 inputs to evaluate each maturity payout individually. The range of level 3 inputs used as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Stock price	$0.51	$0.89
Exercise price	92% VWAP or $5.00	92% VWAP or $5.00
Contractual term (year)	0.07-0.66	0.16-0.90
Volatility	64.8% - 81.9%	58.1% - 97.3%
Risk-free rate	3.67% - 3.71%	3.47% - 3.66%

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

The Company recognized an income tax expense of $106,824 and income tax benefit of $1,470,830 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was 5% and 43%, respectively. For the three months ended March 31, 2026, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to the permanent differences, state taxes, and change in valuation allowance. For the three months ended March 31, 2025, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to permanent differences, state taxes, global intangible low-taxed income related to the Company’s foreign subsidiary, and the ratio of forecasted permanent book-tax differences compared to forecasted pre-tax income used in the AETR method is higher than expected to be at year-end, elevating the interim effective tax rate.

The Company reassessed the realizability of its net deferred tax assets as of March 31, 2026. After considering all available positive and negative evidence—including cumulative losses in recent periods and updated projections of future taxable income—the Company concluded that it remains more likely than not that its net deferred tax assets will not be realized. Accordingly, the full valuation allowance recorded continues to be maintained.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 14 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit is valid for a seven-year term and was amended in December 2025 to extend to March 31, 2033. The Company leases office space in Beverly Hills, California pursuant to a lease agreement, as amended, with an original commencement date of April 5, 2018, which was extended for an additional 86-month term commencing December 1, 2025 and expiring January 31, 2033, with one five-year renewal option but the Company is not reasonably certain to exercise the option at lease commencement. For purposes of measuring the right-of-use asset and lease liability under ASC 842, the Company applied an incremental borrowing rate of 8.50%. The incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In determining that rate, the company considers prevailing economic conditions at the commencement date, as well as factors such as company-specific credit risk, term of the lease and options, and the effect of collateralization based on the nature and quality of the underlying asset. As of March 31, 2026 and December 31, 2025, the Company’s net operating lease right-of-use assets amounted to $4,581,907 and $4,722,366, respectively. The Company had variable lease payments of approximately $2,624 and $38,277 during the three months ended March 31, 2026 and 2025, respectively, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025, are as follows:

	2026	2025
Operating lease costs	$276,457	$423,037

Supplemental information related to operating leases for lease liabilities as of March 31, 2026 and 2025, is as follows:

	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$151,839	$422,537
Weighted average remaining lease term	6.7 years	0.8 years
Weighted average discount rate	8.43%	5.18%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of March 31, 2026 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
Remainder of 2026	$620,732	$280,910	$339,822
2027	855,801	342,602	513,199
2028	870,897	296,320	574,577
2029	885,514	245,404	640,110
2030	920,933	187,156	733,777
Thereafter	2,039,891	165,313	1,874,578
Total future lease payments	$6,193,768	$1,517,705	$4,676,063

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Chief Executive Officer, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County. Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. The Company disputes the allegations and the amount of damages. The Company has responded to the complaint with an answer and cross-complaint. The cross-complaint seeks return for the $130,000 security deposit. The landlord has answered and denied the allegations of the cross-complaint. Snail Games USA Inc. denies exercising the option to extend and has vigorously defended against the claims asserted. The Plaintiff recently amended its complaint to expand its claims in the ongoing litigation by adding Mr. Hai Shi and the Company as additional defendants. The landlord alleges that the Company is exclusively controlled by Mr. Shi and they act as the alter egos of Snail Games USA, Inc. and INDIEV and therefore should be liable for the underlying liability. Once again, the Company denies these new allegations and will vigorously defend against these new claims. The present trial date is December 2026.

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

Commitments

The Company routinely enters contracts with related party developers for the development of new games. These agreements ordinarily include contractual payments to the developers for several milestones that occur at various times through 2026. The aggregate amount of development commitments to related party developers is $4.1 million as of March 31, 2026. The Company also has a license agreement with its related party SDE for the exclusive publishing rights of the ARK franchise. In consideration of the publishing rights the Company will pay SDE a fixed monthly license fee of $1.5 million until ARK II releases. Our commitments assume satisfactory performance by our related party software developer. See Note 10 – Accounts Payable – Related Party and Note 19 – Subsequent Events for more information.

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

	For the three months ended March 31,
	2026	2025
Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$510,510	$(441,731)
Net income (loss) attributable to Class B common stockholders	1,624,196	(1,504,276)
Total net income (loss) attributable to Snail Inc.	$2,134,706	$(1,946,007)
Class A weighted average shares outstanding - basic	9,036,135	8,442,025
Class B weighted average shares outstanding - basic	28,748,580	28,748,580
Class A and B basic earnings (loss) per share	$0.06	$(0.05)

Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$510,510	$(441,731)
Dilutive effects of convertible notes	333	—
Dilutive effects of convertible notes warrants	—	(63,515)
Dilutive effects of equity line of credit warrants	—	(16,147)
Net income (loss) attributable to Class A common stockholders	$510,843	$(521,393)
Net income (loss) attributable to Class B common stockholders	$1,624,196	$(1,504,276)
Dilutive effects of convertible notes warrants	—	(216,296)
Dilutive effects of equity line of credit warrants	—	(54,986)
Net income (loss) attributable to Class B common stockholders	$1,624,196	$(1,775,558)
Class A weighted average shares outstanding - basic	9,036,135	8,442,025
Dilutive effects of convertible notes	493,261	—
Dilutive effects of convertible notes warrants	—	717,045
Dilutive effects of equity line of credit warrants	—	82,752
Class A weighted average shares outstanding - diluted	9,529,396	9,241,822
Class B weighted average shares outstanding - basic	28,748,580	28,748,580
Dilutive effects of convertible note warrants	—	—
Class B weighted average shares outstanding - diluted	28,748,580	28,748,580
Diluted earnings (loss) per Class A share	$0.05	$(0.06)
Diluted earnings (loss) per Class B share	$0.06	$(0.06)

The following table provides a listing of shares excluded from the calculation of Diluted EPS due to their anti-dilutive effects:

	For the three months ended March 31,
	2026	2025	Method
Excluded Shares:
Restricted stock units outstanding	1,160,691	1,129,455	Treasury
Equity line of credit warrants	334,314	—	Treasury
Underwriters warrants	—	120,000	Treasury
Convertible notes	2,124,229	1,313,632	If-Converted
Convertible notes warrants	1,216,185	—	Treasury

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Due to their adjustment provisions, the warrants are classified as a liability on the condensed consolidated balance sheet. In January 2024 there was a conversion which triggered anti-dilutive features of the convertible note warrants, decreasing the exercise price and increasing the number of outstanding convertible notes warrants to 1,216,185. The fair value of the warrants at issuance has been estimated using a Black-Scholes pricing model as of March 31, 2026 and December 31, 2025 as follows:

	March 31, 2026	December 31, 2025
Stock price	$0.51	$0.89
Exercise price	$0.84	$0.84
Contractual term (years)	2.65	2.90
Volatility	97.4%	88.7%
Risk-free rate	3.77%	3.51%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5% as it is generally accepted that market participants to not pay for the full volatility.

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income. The measured fair value may be uncertain due to the use of unobservable inputs. At March 31, 2026 and December 31, 2025, the fair value of the warrant liability was $301,679 and $632,876, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three months ended March 31, 2026 and 2025, respectively, amounted to an income of $331,197 and $615,943 included in other income in our condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2026, there have been no such exercises. During the three months ended March 31, 2025, the Investors exercised 189,285 warrants, for which the Company received $159,000 in proceeds and recorded a loss of $128,085 upon revaluation of the exercised warrants. The loss is included in other income in our condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026, 391,664 of the convertible notes warrants have been exercised.

The Convertible Notes Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the three months ended March 31, 2026 and 2025, was as follows:

	Value	Warrants
Fair value, at December 31, 2025	$632,876	1,216,185
Change in fair value	(331,197)	—
Exercises	—	—
Fair value, at March 31, 2026	$301,679	1,216,185

	Value	Warrants
Fair value, at December 31, 2024	$1,448,109	1,405,470
Change in fair value	(487,857)	—
Exercises	(323,113)	(189,285)
Fair value, at March 31, 2025	$637,139	1,216,185

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

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants has been estimated using a Black-Scholes pricing model as of March 31, 2026 and December 31, 2025 as follows:

	March 31, 2026	December 31, 2025
Stock price	$0.51	$0.89
Exercise price	$1.50	$1.50
Contractual term (years)	2.40	2.65
Volatility	105.4%	98.4%
Risk-free rate	3.76%	3.49%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5%.

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At March 31, 2026 and December 31, 2025, the fair value of the warrant liability was $64,214 and $143,675 respectively, and included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three months ended March 31, 2026 and 2025, amounted to income of $79,461 and $151,661, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2026, 33,333 warrants have been exercised.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The Equity Line Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the three months ended March 31, 2026 and 2025, was as follows:

	Value	Warrants
Fair value, at December 31, 2025	$143,675	334,314
Change in fair value	(79,461)	—
Fair value at March 31, 2026	$64,214	334,314

	Value	Warrants
Fair value, at December 31, 2024	$292,004	334,314
Change in fair value	(151,661)	—
Fair value at March 31, 2025	$140,343	334,314

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. There was no RSU units’ activity with directors for the three months ended March 31, 2025. The following table summarizes our RSU units’ activity with directors for the three months ended March 31, 2026:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2026	66,666	$1.35
Granted	—	—
Vested	(33,333)	1.35
Forfeited or cancelled	—	—
Outstanding as of March 31, 2026	33,333	$1.35

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the three months ended March 31, 2026 and 2025.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2026	1,127,358	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of March 31, 2026	1,127,358	$5.00

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	1,142,284	$5.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(12,829)	(5.00)
Outstanding as of March 31, 2025	1,129,455	$5.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

As of March 31, 2026, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the three months ended March 31, 2026 and 2025.

Stock-Based Compensation Expense

During the three months ended March 31, 2026, the Company determined that it is probable that the Company will not meet the performance-based milestones required by the RSU’s granted to employees. During the three months ended March 31, 2025, the Company determined it is probable it will meet the performance-based milestones required by said RSU’s, then in the three months ended June 30, 2025, the milestone was reverted back to not probable.

Stock-based compensation expense resulting from RSUs and PSUs of $42,091 and $788,177 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense resulting from PSUs of $2,789 and $55,442 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2026 and 2025, the Company recognized approximately $9,775 of deferred income tax expense, and $175,291 of deferred income tax expense, respectively, related to our stock-based compensation expense.

As of March 31, 2026, our total unrecognized compensation cost related to RSUs and PSUs was approximately $0.6 million and is expected to be recognized over a weighted-average service period of 1.1 years.

NOTE 18 – OPERATING SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) is our Founder, Chief Executive Officer, Chief Strategy Officer, and Chairman Mr. Hai Shi. The CODM assesses performance and decides how to allocate resources based on net income (loss) to evaluate operational efficiency and direct resources of the Company. Segment assets are reported on the condensed consolidated balance sheets as total assets. The table below presents segment revenue, operating profit and significant expenses for the three months ended March 31, 2026 and 2025:

	2026	2025

Revenues, net	$27,294,654	$20,110,872
Cost of revenues	15,638,213	14,263,345

Gross profit	11,656,441	5,847,527

Operating expenses:
Salaries and Wages	2,019,741	2,599,493
Public Company Expenses	169,829	163,506
General and administrative	2,461,187	2,201,352
Research and development	4,014,669	3,609,745
Advertising and marketing	868,789	1,306,365
Depreciation	12,734	67,904
Impairment expenses	69,149	—
Total operating expenses	9,616,098	9,948,365

Income (loss) from operations	2,040,343	(4,100,838)

Total other income, net	201,037	683,045

Income (loss) before provision for (benefit from) income taxes	$2,241,380	$(3,417,793)

Provision for (benefit from) income taxes	106,824	(1,470,830)

Net income (loss)	$2,134,556	$(1,946,963)

Depreciation expense is consistent with those presented in the condensed consolidated statements of cash flows. There are no additional segment items requiring separate disclosure. Interest income, interest expense, other income and foreign currency transactions are captured in the total other income, net line item. The Company continues to report revenue by geographic region as part of its revenue disclosures, see Note 3 – Revenue from Contracts with Customers. The CFO provides reports to the CODM for key decision making purposes.

NOTE 19 – SUBSEQUENT EVENTS

●	On April 6, 2026, the Company entered into Exclusive Software License Agreement with SDE Inc., reducing monthly licensing fees from $2.0 million to $1.5 million effective April 1, 2026, and a Software Development Outsourcing Agreement with Suzhou Snail Digital Technology Co., Ltd., effective April 1, 2026, for development services for an aggregate consideration of $1.97 million, both with related parties of the Company.
●	Between April 7, 2026 and April 14, 2026 our convertible note holders converted $867,250 of principal to 2,140,660 shares of our Class A common stock.
●	On April 14, 2026, the Company sold 2,478,068 shares of Class A common stock at an average price of $1.37 per share through its ATM offering with H.C. Wainwright & Co.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly under “Risk Factors,” in Part II, Item 1A of this Quarterly Report and Part 1A of the Company’s Form 10-K for the year ended December 31, 2025, and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Quarterly Report.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved, which has consistently ranked among top-grossing titles on Steam. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 110.6 million console and PC installs through March 31, 2026. See below for discussion of key performance metrics and non-GAAP measures. In the three months ended March 31, 2026, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 244,000 daily active users (“DAUs”) on the Steam and Epic platforms, as compared to 243,000 in the three months ended March 31, 2025. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended March 31, 2026 and 2025, we generated 85.7% and 91.6%, respectively, of our revenues from the ARK franchise.

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through March 31, 2026, our ARK franchise game has been played for 4.4 billion hours with an average playing time per user of 160 hours and with the top 21.3% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended March 31, 2026 and 2025, our net revenue was $27.3 million and $20.1 million, respectively. During the three months ended March 31, 2026, approximately 30.3% of our revenue came from consoles, 62.9% from PC and 5.3% from mobile as compared to 41.3% from consoles, 44.8% from PC and 11.7% from mobile during the three months ended March 31, 2025. We had a net income of $2.1 million compared to a net loss of $1.9 million, for the three months ended March 31, 2026 and 2025, respectively.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

Investments in our content strategy

We continuously evaluate and invest in content strategy to improve and innovate our games and features and to develop current technological platforms. We are currently actively investing in expanding our gaming pipeline as well as developing media related to our gaming intellectual property. We also continue to invest to grow our micro-influencer platform, NOIZ, by attracting new influencers and brand customers. We have established a new division internally under the Interactive Films brand. This division will focus on creating content in the vertical short film segment of the digital entertainment market. The mobile application has already launched on iOS and Android platforms. As of March 31, 2026, we have released over 250 short film dramas on the SaltyTV app. We expect a consistent roll out of new short film dramas. Short film dramas include internally produced and licensed films from external organizations.

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 58.4 million units between January 1, 2016 and March 31, 2026. During the three months ended March 31, 2026, we sold 2.2 million units compared to 1.5 million in the three months ended March 31, 2025. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement, high average player times, and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

Recent Developments

Gaming

During the first quarter of 2026, we continued to execute on our multi-year expansion strategy for our foundational ARK franchise. Building upon the successful launch and reception of ARK: Lost Colony late last year, we outlined an ambitious roadmap consisting of four major downloadable content (DLC) expansions for ARK: Survival Ascended in 2026 and three subsequent releases planned for 2027. We anticipate this cadence will provide significant revenue visibility. Upcoming scheduled releases in 2026 include ARK: Survival of the Fittest, ARK: Bob’s True Tales – Tides of Fortune, ARK: World Creator, and ARK: Dragontopia.

A core component of our long-term growth strategy is diversifying our revenue profile beyond the ARK ecosystem by investing in internally developed. Bellwright, our medieval survival/strategy title, maintained strong momentum through the Steam Spring Sale and has officially surpassed 1 million units sold. We are actively developing console ports to further monetize this IP. As part of our ongoing initiative to expand our third-party publishing portfolio and diversify our revenue profile, on January 27, 2026, the Company, in partnership with developer Loric Games, successfully launched Echoes of Elysium into Early Access on the Steam platform.

At GDC 2026, we provided key updates regarding our product pipeline and unveiled new intellectual property. We provided an exclusive look at For the Stars, our upcoming open-universe AAA space survival RPG. The title continues to progress, with demonstrations of its open-ended exploration and player-driven research systems presented at the GDC Tech Demo Stage. We introduced PixARK Worlds, a new title in development by Studio Sirens and Snail Games, created with guidance from Studio Wildcard, featuring revolutionary user-generated content designed. In broadening our indie portfolio, we officially announced Gobby Gang, a new cooperative multiplayer party game on the Steam platform.

Film and TV

We continue to build on our short film mobile application, SaltyTV, to bring more exclusive, original stories from heart-racing thrillers to jaw-dropping romances to our viewers. We have released over 250 short film dramas through March 31, 2026, on the SaltyTV app. We expect a consistent roll out of new short film dramas throughout 2026 and beyond.

As part of our strategy to explore adjacent digital entertainment markets, we introduced our new “Interactive Films” publishing initiative at GDC 2026. This experimental approach is designed to transform high-engagement, vertical narrative content into interactive Full Motion Video (FMV) RPG experiences, bridging modern digital storytelling formats with gameplay-driven interactivity.

Corporate

On April 6, 2026, we entered into Amendment No. 3 to the Amended and Restated Exclusive Software License Agreement (the “Amendment”) with SDE Inc., a California corporation (“SDE”) through our wholly-owned subsidiary, Snail Games USA, Inc. SDE is controlled by Ying Zhou, our director and the spouse of Hai Shi, our Chief Executive Officer, Chief Strategy Officer, Chairman of the Board and Founder. The Amendment amends that certain Amended and Restated Exclusive Software License Agreement, dated January 1, 2022, which was previously amended on December 13, 2022, March 10, 2023, and October 1, 2023 (as amended, the “ARK1 License Agreement”) pursuant to which we hold an exclusive worldwide license from SDE to publish and sell ARK: Survival Evolved (“ASE Game”) and ARK: Survival Ascended (“ASA Game”). The Amendment is effective as of April 1, 2026. Prior to the Amendment, the ARK1 License Agreement provided for us to pay to SDE (i) licensing fees of $2 million per month, provided that such obligation shall cease upon the public release of the sequel ARK 2; (ii) following the ASA Launch Date (as defined in the ARK1 License Agreement), royalties of 25% of our total revenue related to ASA Game and 40% of our total revenue related to ASE Game; and (iii) a one-time payment of $5 million upon the release of any DLC after October 1, 2023. The Amendment reduces the licensing fees to $1.5 million per month, provided that such obligation shall cease upon the public release of the sequel ARK 2, and replaces the one-time payment set forth above for each DLC with a one-time payment of $5 million upon the release of certain DLCs after October 1, 2023, excluding, among others, DLCs that were originally included in ASA Game.

On April 6, 2026, we entered into a Software Development Outsourcing Agreement (the “Development Agreement”) with Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”) through our subsidiary Snail Games USA, Inc. Mr. Shi is the founder and a director of Suzhou Snail, and Ms. Zhou is a vice president and director of Suzhou Snail. The Development Agreement provides for Suzhou Snail to carry out technical development for our Project Aether game. We agreed to pay to Suzhou Snail an aggregate of $1.966 million in four quarterly installments of $491,500, beginning in the second quarter of 2026.

Nasdaq Compliance

On December 30, 2025, we received written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for thirty (30) consecutive business days from November 11, 2025 through December 29, 2025, our Class A common stock did not maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). The notice had no immediate effect on the listing or trading of our Class A common stock, and the Class A common stock continues to trade on The Nasdaq Capital Market under the symbol “SNAL.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until June 29, 2026, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved without further action if the closing bid price of our Class A common stock is at or above $1.00 for a minimum of ten (10) consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us if it determines it is in compliance and the matter will be closed; however, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than ten (10) consecutive business days before determining that a company complies.

If we do not achieve compliance with the Minimum Bid Price Requirement by June 29, 2026, we will not be eligible for additional time to comply because of the second Nasdaq deficiency described below.

On March 26, 2026, we received another deficiency letter (the “Letter”) from the Nasdaq Staff notifying us that we were not in compliance with the requirement to maintain a minimum of $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years (the “Net Income Requirement”). In our Annual Reports on Form 10-K for the year ended December 31, 2023, 2024, and 2025, we reported net income from continuing operations in 2024 and net loss from continuing operations in 2025 and 2023. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) a minimum stockholders’ equity requirement of at least $2,500,000 (collectively with the Net Income Requirement, the “Nasdaq Requirements”).

In accordance with Nasdaq rules, we had 45 calendar days, or until May 11, 2026, to submit a plan to the Staff to regain compliance (the “Compliance Plan”) with the Nasdaq Requirements. We submitted the Compliance Plan on May 11, 2026, and it is currently under Nasdaq review. If the Compliance Plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Letter for us to evidence compliance.

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

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 5% differed from the federal statutory tax rate of 21% primarily due to state income taxes, permanent differences, and change in valuation allowance.

Results of Operations

Comparison of the three months ended March 31, 2026 versus the three months ended March 31, 2025

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Revenues, net	$27.3	$20.1	$7.2	35.7%
Cost of revenues	15.6	14.3	1.4	9.6%
Gross profit	11.7	5.8	5.8	99.3%
Operating expenses:
General and administrative	4.7	4.9	(0.3)	(6.3)%
Research and development	4.0	3.6	0.4	11.2%
Advertising and marketing	0.9	1.3	(0.4)	(33.5)%
Depreciation	—	0.1	(0.1)	(81.2)%
Impairment expenses	0.1	—	0.1	100.0%
Total operating expenses	9.7	9.9	(0.3)	(3.3)%
Income (loss) from operations	$2.0	$(4.1)	$6.1	(149.8)%

Revenues

Net revenues for the three months ended March 31, 2026 increased by $7.2 million, or 35.7%, compared to the three months ended March 31, 2025. Total revenue increased by $7.2 million primarily attributed to a $4.2 million increase from ARK: Survival Ascended, an increase in revenues related to Bellwright of $2.1 million, and an increase in deferred revenues recognized of $2.5 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in revenue was partially offset by a decrease in revenue from ARK: Ultimate Mobile Edition of $0.8 million and a decrease in revenue from ARK: Survival Evolved of $0.8 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Cost of revenues

Cost of revenues for the three months ended March 31, 2026 increased by $1.4 million, or 9.6% when compared to the three months ended March 31, 2025, primarily due to higher licensed royalties costs driven by a growth in revenue during the period.

Cost of revenues for the three months ended March 31, 2026 and 2025 comprised the following:

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Software license royalties – related parties	$6.3	$5.3	$1.1	20.1%
Software license royalties	0.1	0.1	—	39.7%
License and amortization – related party	6.3	6.0	0.3	4.2%
License and amortization	0.3	0.3	0.1	27.3%
Merchant fees	0.3	0.5	(0.2)	(40.7)%
Engine fees	1.0	0.8	0.2	24.3%
Internet, server and data center	1.3	1.3	—	(0.4)%
Total:	$15.6	$14.3	$(1.4)	9.6%

Cost of revenues for the three months ended March 31, 2026 was due to an increase of $1.1 million in software license royalties – related parties, resulting from increased ARK sales, an increase in license and amortization – related party of $0.3 million due to the release of DLC Lost Colony, an increase in license and amortization of $0.1 million primarily due to a larger depreciable base, and an increase in engine fees of $0.2 million, partially offset by a decrease in merchant fees of $0.2 million related to ARK: Ultimate Mobile Edition revenues.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 decreased by $0.3 million, or 6.3%, compared to the three months ended March 31, 2025. The decrease in general and administrative expenses was due to a decrease in salaries and wages of $0.6 million and a decrease in rent expense of $0.1 million, partially offset by an increase in contractors expense of $0.4 million.

Research and development expenses

Research and development expenses for the three months ended March 31, 2026 increased by $0.4 million, or 11.2%, compared to the three months ended March 31, 2025. The increase in research and development expenses was due to an increase in internal research and development salaries as the Company continues to expand its internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the three months ended March 31, 2026 decreased by $0.4 million, or 33.5%, compared to the three months ended March 31, 2025. The decrease in advertising and marketing expenses was primarily attributable to lower costs associated with the Company’s presence at Game Developers Conference (“GDC”).

Impairment of film assets

Impairment of film assets for the three months ended March 31, 2026 increased by $0.1 million, or 100.0%, compared to the three months ended March 31, 2025. The increase in impairment of film assets was due to the underperformance of specific film assets and changes in the market conditions affecting expected future cash flow during the three months ended March 31, 2026.

Other Factors Affecting Net Income (Loss)

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Interest expense	$(0.2)	$(0.1)	$(0.1)	154.9%
Other income	0.4	0.8	(0.4)	(53.9)%
Income tax (provision) benefit	(0.1)	1.5	(1.6)	(107.3)%

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased slightly for the three months ended March 31, 2026 due to the increased average debt during the three months ended March 31, 2026.

Other income

Other income was $0.4 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. There was a decrease in the revaluation of convertible notes of $0.2 million and a decrease in the revaluation of warrant liabilities of $0.2 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

(Provision for) benefit from income taxes

The Company had an income tax provision of $0.1 million and an income tax benefit of $1.5 million for the three months ended March 31, 2026 and 2025, respectively. This is primarily due to the utilization of net operating loss carryforwards during three months ended March 31, 2026, compared to being in a net loss position during the three months ended March 31, 2025. Our effective income tax rate was 5% and 43% during the three months ended March 31, 2026 and 2025, respectively.

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

	Three months ended March 31,
	2026	2025	Change	% Change
	(in millions)
Units Sold(1)	2.2	1.5	0.7	42.6%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units sold increased during the three months ended March 31, 2026, by 0.7 million units or 42.6%, as compared to the three months ended March 31, 2025. The Company’s units sold increased due to sales of ARK franchise IPs by 0.5 million units and an increase in sales of Bellwright of 0.2 million units.

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

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Total net revenue	$27.3	$20.1	$7.2	35.7%
Change in deferred net revenue	(0.4)	2.1	(2.5)	(116.8)%
Bookings	$26.9	$22.2	$4.7	21.1%

For the three months ended March 31, 2026, bookings increased by $4.7 million or 21.1%, compared to the three months ended March 31, 2025, driven by improved sales promotions in 2026 compared to 2025, continued benefit from the December 2025 ARK: Lost Colony DLC release and Bellwright’s highly regarded content update in late 2025.

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

EBITDA

We define EBITDA as net income (loss) before (i) interest expense, (ii) provision for (benefit from) income taxes, and (iii) depreciation expense, property and equipment.

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

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure.

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Net income (loss)	$2.1	$(1.9)	$4.1	(209.6)%
Interest expense	0.2	0.1	0.1	154.9%
Provision for (benefit from) income taxes	0.1	(1.5)	1.6	(107.3)%
Depreciation expense	—	0.1	(0.1)	(81.2)%
EBITDA	$2.4	$(3.2)	$5.7	(173.3)%

For the three months ended March 31, 2026, EBITDA increased by $5.7 million, or 173.3%, compared to the three months ended March 31, 2025, primarily because of an increase in net income of $4.1 million and a decrease in the benefit from income taxes of $1.6 million.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $14.3 million and $8.6 million as of March 31, 2026 and December 31, 2025, respectively.

Our restricted cash and cash equivalents were $1.9 and $1.9 million as of March 31, 2026 and December 31, 2025, respectively. Our restricted cash primarily consists of time deposits and is used to secure standby letters of credit with certain of our landlords and hold collateral in reserve related to our revolving line of credit.

As of March 31, 2026, our 2021 Revolving Loan has a balance of $2.5 million and is due and payable in March 2030. Additionally, in February 2025 we issued convertible notes with a stated value of $3.3 million which matured in February 2026 and have been fully repaid as of March 31, 2026. We obtained a term loan note of $3.5 million in June 2025 with a maturity date of June 2028. In October 2025, we issued a convertible note with a stated value of $2.2 million, which matures in October 2026; and in November 2025, we issued a convertible note with a par value of $1.1 million, which matures in November 2026. Additionally, we have available to issue up to $4.4 million of convertible notes to our existing noteholders. We are in compliance with our debt covenants related to the 2021 Revolving Loan, 2021 Promissory note and 2025 Term Loan for the trailing twelve months ended March 31, 2026. For the trailing twelve months ended December 31, 2025, the Company was in compliance with its debt covenants related to the 2021 Revolving Note, 2021 Promissory Note and 2025 Term Loan. There is no guarantee we will receive a waiver from the applicable lender if the covenants of the loans are breached in the future. In the event of a future breach of the debt covenants the lender has the right, but not the obligation, to declare all or any part of the debt as due immediately and cease making any advances or extend any further credit to us.

The Company has raised capital through the issuance of the convertible notes and the distribution agreement entered into with our retail partner which provided advanced royalties. We may need to raise additional capital and issue registered shares to draw on an equity line of credit if needed. The need for additional capital depends on many factors, including, among other things, whether we can successfully renegotiate the terms of our debt arrangements, the rate at which our business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. We cannot provide assurance that we will be able to successfully access any such equity or debt financings, that the required equity or debt financings would be available on terms acceptable to us, if at all, or that any such financings would not be dilutive to our stockholders.

Our current unrestricted cash position of approximately $14.3 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Net cash flows provided by operating activities	$10.2	$0.8	$9.4	1,235.1%
Net cash flows used in investing activities	(0.2)	(1.9)	1.7	(91.4)%
Net cash flows (used in) provided by financing activities	(4.3)	3.1	(7.5)	(236.5)%
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$5.7	$2.0	$3.7	178.2%

Operating activities

Net cash flows provided by operating activities for the three months ended March 31, 2026 increased by $9.4 million as compared to the three months ended March 31, 2025, which resulted primarily from an increase in net income of $4.2 million, an increase in prepaid taxes of $3.6 million, an increase in deferred taxes of $2.0 million, an increase in accrued expenses and other liabilities of $1.1 million and an increase in prepaid expenses related party and prepaid expenses and other current assets of $1.0 million, partially offset by a decrease in deferred revenue of $2.5 million.

The Company had a net income of $2.1 million and net loss of $1.9 million, for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $4.0 million. The increase was primarily due to an increase in revenue of $7.2 million and a decrease in total operating expense of $0.3 million, partially offset by an increase in provision for income taxes of $1.6 million, an increase in cost of revenues of $1.4 million and a decrease in total other income of $0.5 million

Non-cash reconciling items were $0.3 million and ($1.6) million for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $1.9 million. The increase in the non-cash reconciling items was due to an increase in deferred taxes of $2.0 million, an increase in amortization expense of $0.3 million, a decrease in the gain of change in fair value of warrant liabilities of $0.2 million and an increase in the loss on change in fair value of convertible notes of $0.2 million, partially offset by a decrease in stock compensation expense of $0.8 million.

Our accounts receivable – related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of March 31, 2026 and December 31, 2025, the net outstanding balances of receivables due from SDE were $0.0 million and $1.5 million, respectively. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5- Accounts (Payable) Receivable - Related Party to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Investing activities

Net cash flows used in investing activities for the three months ended March 31, 2026 were $0.2 million compared to $1.9 million in the three months ended March 31, 2025. Investing activities for the three months ended March 31, 2026 included $0.2 million for the acquisition of license rights to certain titles that are capitalized as research and development expenditures to be sold or marketed. Investing activities for the three months ended March 31, 2025 included $0.3 million for the acquisition of software applications, $1.4 million for the acquisition of license rights to certain titles, and $0.2 million in capitalized research and development expenditures for the development of software to be sold or marketed.

Financing activities

Net cash flows (used in) provided by financing activities for the three months ended March 31, 2026 were ($4.3) million compared to $3.1 million for the three months ended March 31, 2025. Financing activities for the three months ended March 31, 2026 included a $2.5 million repayment on the 2021 Revolving Loan, $1.5 million repayment on the February 2025, October 2025 and November 2025 Convertible Notes and a $0.3 million repayment on the 2021 Promissory Note and 2025 Term Loan. Financing activities for the three months ended March 31, 2025 included $3.0 million from the issuance of convertible notes and $0.2 million received upon the exercise of warrants during the period.

Registered Offerings and Registration Statements

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

On December 15, 2025, we filed a Registration Statement on Form S-1 with the SEC registering shares of our Class A common stock underlying two convertible notes issued in the aggregate principal amount of $3.3 million. The first note, issued October 24, 2025, has a principal amount of $2.2 million for proceeds of $2.0 million, bears a 5% interest rate, repayable in 10 monthly installments starting January 24, 2026 and maturing October 24, 2026. The second note, issued November 26, 2025, has a principal amount of $1.1 million for proceeds of $1.0 million, bears a 5% interest rate, repayable in 10 monthly installments starting February 26, 2026 and maturing November 26, 2026. These notes are convertible into Class A common stock at $5.00 per share, subject to certain exceptions as discussed below.

Capital resources

We fund our operations from our net cash flows provided by operating activities as well as through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. In addition to these cash flows, we have entered into certain debt arrangements to provide additional liquidity and to finance our operations.

Revolving Loan and First Term Loan

We have outstanding borrowings pursuant to a Third Amended and Restated Loan and Security Agreement dated June 21, 2023, with Cathay Bank, as subsequently amended on December 28, 2023, December 31, 2024, June 10, 2025, January 2, 2026, and March 16, 2026 (as so amended, the “2023 Loan Agreement”), consisting of (i) a term loan in the original principal amount of Ten Million and No/100 Dollars ($10,000,000) (the “First Term Loan”), and (ii) a revolving line of credit in the maximum principal amount of Six Million and No/100 Dollars ($6,000,000.00) (the “Revolving Loan”). As of March 31, 2026, there is no outstanding balance under the First Term Loan, and the outstanding balance under the Revolving Loan is $2,500,000. The Revolving Loan has a maximum principal balance of $5,000,000 and bears interest at a rate equal to the prime rate less 0.25% and a floor rate of 6.50%. Interest is due and payable under the Revolving Loan on a monthly basis. On and after March 31, 2027, we will no longer be permitted to borrow any further amounts under the Revolving Loan. At such time, the revolving Loan will be converted to a term loan with maturity date of March 31, 2030, and we will be required to repay any principal balance then outstanding in monthly installments.

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

2025 Term Loan

In June 2025, we entered into a loan agreement with a financial institution providing for a term loan (the “2025 Term Loan”) in an aggregate principal amount of $3.5 million. This loan is set to mature in June 2028, bears interest at a floating rate of 0.50% in excess of Wall Street Journal prime rate or a floor of 6.50% rate until maturity.

Convertible Notes

In February 2025, we issued convertible notes (the “February 2025 Convertible Notes”) with an aggregate principal amount of $3,300,000 for gross proceeds of $3,000,000. The February 2025 Convertible Notes, which matured on February 21, 2026, carried an original issue discount of 10%, and were subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges were payable in 10 equal monthly payments starting May 21, 2025. We have accounted for the convertible notes at fair value. As of February 28, 2026, the February 2025 Convertible Notes have been fully repaid and no amounts remain outstanding.

In October 2025, we issued a convertible note (the “October 2025 Convertible Note”) with an aggregate principal amount of $2,200,000 for gross proceeds of $2,000,000. The October 2025 Convertible Note, which matures on October 24, 2026, carries an original issue discount of 10%, and is subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting January 24, 2026. We are accounting for the convertible note at fair value.

In November 2025, we issued a convertible note (the “November 2025 Convertible Note” and, together with the February 2025 Convertible Notes, and the October 2025 Convertible Note, and the “2025 Convertible Notes”) with an aggregate principal amount of $1,100,000 for gross proceeds of $1,000,000. The November 2025 Convertible Note, which matures on November 26, 2026, carries an original issue discount of 10%, and is subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting February 26, 2026. We are accounting for the convertible note at fair value.

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

We have registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on a Registration Statement on Form S-1 that was declared effective on October 30, 2023. As of March 31, 2026, we have not sold any Class A common stock under the Equity Line Purchase Agreement and the agreement has expired. The investor has exercised 33,333 warrants.

At the Market Offering Program

On August 7, 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Sales Agent” or “Wainwright”) to sell shares of our Class A common stock from time to time, in an “at the market offering” program through Wainwright, with certain limitations on the amount of Class A common stock that may be offered and sold thereunder. The sales, if any, of the shares of Class A common stock made under the ATM Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq or on any other existing trading market for the Class A common stock, directly to Wainwright as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. Offers and sales of shares of Class A common stock by the Company, if any, under the ATM Sales Agreement, will be made through a prospectus supplement, dated August 7, 2025 and an accompanying base prospectus, dated September 20, 2024, contained therein (the “ATM Prospectus Supplement”), which ATM Prospectus Supplement forms a part of our shelf registration statement on Form S-3 (File 333-282030), initially filed by the Company with the SEC on September 11, 2024, and declared effective by the SEC on September 20, 2024. The aggregate market value of the shares of Class A common stock that were initially registered for sale under the ATM Prospectus Supplement was $4,500,000, which was based on the limitations of General Instruction I.B.6 of Form S-3. During the three months ended March 31, 2026, there were no sales of Class A common stock under the ATM Sales Agreement. Subsequent to March 31, 2026, we have sold 2,478,068 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $3.4 million, and approximately $1.1 million shares of Class A common stock remain available for sale.

Financial covenants

The loan agreements governing the Revolving Loan, the First Term Loan, and the 2025 Term Loan require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the Revolving Loan requires us to maintain an outstanding principal balance of no more than $2.5 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended March 31, 2026, the Company has met the minimum debt service coverage ratio required by its debt covenants. Any failure to comply with the covenants, or receive waivers for the covenants, could lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

We have not made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

See Item 1 of Part I, “Unaudited Condensed Consolidated Financial Statements - Note 15 - Commitments and Contingencies-Litigation.”

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors described below as well as under the “Risk Factors” section in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), and any other periodic or current report that we file with the SEC, together with all of the related financial statements and notes thereto. Other than as set forth below, we have not identified any material changes to the risk factors previously disclosed in the Annual Report.

Risks Related to Our Business and Industry

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our Class common stock, negatively impact the price of our Class A common stock and negatively impact our ability to raise additional capital.

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

We intend to actively monitor the closing bid price of the Class A common stock and, as appropriate, will consider available options to regain compliance with the Minimum Bid Price Requirement, including considering seeking to effect a reverse stock split, if necessary. While we plan to review all available options, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement during the 180-calendar day compliance period. We will not be eligible for an extension of the compliance period. If at any time we do not satisfy the continued listing requirements of the Nasdaq, including compliance with the Bid Price Rule, within the time frame granted by Nasdaq, our Class A common stock will be delisted from the Nasdaq. Any perception that we may not regain compliance or a delisting of our Class A common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our Class A common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our Class A common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Class A common stock, and might deter certain institutions and persons from investing in our Class A common stock. In addition, if our Class A common stock was delisted, our Class A common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Class A common stock. This would adversely affect the ability of investors to trade our Class A common stock and would adversely affect the value of our Class A common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Class A common stock.

On March 26, 2026, we received a deficiency letter (the “Letter”) from the Nasdaq Staff notifying us that we are not in compliance with the requirement to maintain a minimum of $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years (the “Net Income Requirement”). In our Annual Reports on Form 10-K for the year ended December 31, 2023, 2024, and 2025, we reported net income from continuing operations in 2024 and net loss from continuing operations in 2025 and 2023. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) a minimum stockholders’ equity requirement of at least $2,500,000 (collectively with the Net Income Requirement, the “Nasdaq Requirements”).

In accordance with Nasdaq rules, we had 45 calendar days, or until May 11, 2026, to submit a plan to the Staff to regain compliance (the “Compliance Plan”) with the Nasdaq Requirements, which Compliance Plan we submitted within the time provided. If the Compliance Plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Letter for us to evidence compliance. Executing the Compliance Plan may include, but is not limited to, pursuing potential equity and/or debt financing arrangements or similar transactions. However, there is no assurance that the Compliance Plan will be accepted by Nasdaq, or even if it is accepted, that we will ultimately be able to regain compliance with the Nasdaq Requirements within the allotted extension period, which may be less than 180 calendar days.

Nasdaq has recently proposed a new rule change to (i) adopt Listing Rules 5450(a)(3) and 5550(a)(6) to require issuers listed on the Nasdaq Global and Capital Markets, respectively, to maintain a minimum Market Value of Listed Securities (as defined in Nasdaq Listing Rule 5005(a)(23)) of at least $5 million for a period of thirty (30) consecutive business days, and (ii) amend Rule5810 to suspend trading and immediately delist from Nasdaq securities of issuers that do not satisfy the proposed new requirements, and Rule 5815 to set forth the procedures for requesting a hearing before a Hearings Panel and the scope of the Panel’s discretion (collectively, the “Proposed $5 Million MVLS Rule”). As of the date of the filing of this Quarterly Report the market value of our listed securities is less than $5 million.

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

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 85.7% of our net revenue for the three months ended March 31, 2026, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 97.8% of our net revenue for the three months ended March 31, 2026. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

We derive a significant portion of our revenue from a limited number of customers, and therefore are subject to customer concentration and collectability risks.

We had two customers as of March 31, 2026 and December 31, 2025, who accounted for approximately 71% and 73% of our consolidated gross receivables, respectively. Among the two customers as of March 31, 2026, one accounted for 53% and another accounted for 18%, of the consolidated gross receivables. Among the two customers as of December 31, 2025, one accounted for 56% and another accounted for 17%, of the consolidated gross receivables outstanding. We had two customers in the three months ended March 31, 2026 and four customers as of March 31, 2025, that accounted for 62% and 11% and 44%, 14%, 14% and 12% of our net revenue, respectively. Management monitors customer creditworthiness and payment trends on an ongoing basis; however, there can be no assurance that such measures will fully mitigate the risks associated with customer concentration. We continue to evaluate opportunities to diversify our customer base, although there can be no assurance that these efforts will be successful.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, which ARK1 License Agreement was subsequently amended and restated ARK1 License in December 2022 and further amended on multiple occasions. As amended, the ARK1 License Agreement expires in 2035, with provisions for automatic renewal for three-year terms unless either party elects not to renew. The ARK 1 License Agreement may also be terminated early for material breach or insolvency by either party. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 85.7% of our net revenue for the three months ended March 31, 2026. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Annual Report.

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

We rely on third-party platforms, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store and the Google Play Store, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store and the Google Play Store. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the three months ended March 31, 2026, 96.8% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, and the Google Play Store. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store and My Nintendo Store, which, in the aggregate, comprised 96.8% of our net revenue by product platform for the three months ended March 31, 2026. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our effective tax rate was 5% and 43% for the three month periods ended March 31, 2026 and 2025, respectively. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

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

We have issued convertible notes to certain investors in the aggregate principal amount of $6.6 million, and we may seek to issue an additional $4.4 million in convertible notes to such investors in the future. In addition, on August 7, 2025, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co. as sales agent to sell shares of our Class A common stock from time to time in an at the market offering (“the ATM Offering”). Pursuant to a prospectus supplement, dated August 7, 2025, and accompanying base prospectus, we may offer and sell shares of our Class A Common Stock from time to time under the Sales Agreement having an aggregate offering price of up to $4,500,000 in the ATM Offering.

Even if we issue an additional $4.4 million in convertible notes, we may still need additional capital to finance our future plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Class A common stock could be reduced. A financing could involve one or more types of securities including Class A common stock, convertible debt, or warrants to acquire Class A common stock. These securities could be issued at or below the then prevailing market price for our Class A common stock. If the issuance of new securities results in diminished rights to holders of our Class A common stock, the market price of our Class A common stock could be negatively impacted. The Securities Purchase Agreements applicable to the convertible notes prohibit us from entering into certain variable rate transactions so long as the convertible notes remain outstanding and provide that. To the extent we require additional funding, we will therefore be limited in the types of fundraising that we are able to pursue in compliance with these Securities Purchase Agreements so long as the convertible notes are outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

The Company did not issue any securities that were not registered under the Securities Act during the three months ended March 31, 2026.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2026	—	—	—	—
February 2026	—	—	—	—
March 2026	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. There were no share repurchases settled in the three months ended March 31, 2026. As of March 31, 2026, 1,350,275 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $2.72 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on May 13, 2026.

Snail, Inc.

Date: May 13, 2026	By:	/s/ Hai Shi
Hai Shi
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

