Form 10-Q
period 2026-06-30
Snail, Inc.
filed 2026-08-11
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 10, 2026
Class A Common Stock, par value $0.0001 per share	3,206,095
Class B Common Stock, par value $0.0001 per share	5,749,716

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 30, 2026

Table of Contents

		Page
	Cautionary Statement	1
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Snail, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	2
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025	3
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Deficit) for the Three and Six Months Ended June 30, 2026 and 2025	4
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	5
	Snail, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55
SIGNATURES		56

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

Forward-looking statements appear in a number of places in this Quarterly Report and include, but are not limited to, statements regarding our intent, belief or current expectations. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified described in “Part II, Item 1A. – Risk Factors,” of this Quarterly Report. The statements we make regarding the following matters are forward-looking by their nature:

●	our ability to re-establish profitable operations, raise additional capital or renegotiate our debt arrangements;

●	our growth prospects and strategies;

●	launching new games and additional functionality to games that are commercially successful;

●	our expectations regarding significant drivers of our future growth;

●	our failure to regain or maintain compliance with the continued listing requirements of the Nasdaq Capital Market;

●	our ability to retain and increase our player base and develop new video games and enhance our existing games;

●	competition from companies in a number of industries, including other casual game developers and publishers and both large and small, public and private multimedia companies;

●	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;

●	our relationships with third-party platforms such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store and My Nintendo Store;

●	our ability to successfully enter new markets and manage our international expansion;

●	protecting and developing our brand and intellectual property portfolio;

●	costs associated with defending intellectual property infringement and other claims;

●	our future business development, results of operations and financial condition;

●	rulings by courts or other governmental authorities;

●	our Share Repurchase Program (as defined below), including expectations regarding the timing and manner of repurchases made under the Share Repurchase Program;

●	our plans to pursue and successfully integrate strategic acquisitions;

●	other risks and uncertainties described in this Quarterly Report, including those described in Item 1A of Part II, “Risk Factors”;

●	any additional capital we may require to support our strategic digital asset initiative, and any various licensing requirement and significant compliance costs;

●	any negative publicity regarding stablecoins or the broader digital asset industry potentially having an outsize negative effect on consumer confidence in our proposed proprietary stablecoins; and

●	assumptions underlying any of the foregoing.

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

On July 2, 2026, we effected a 1-for-5 reverse stock split (the “Reverse Stock Split”) of our authorized, issued, and outstanding Class A common stock and Class B common stock. Unless otherwise noted, all references to share amounts in this Quarterly Report reflect the Reverse Stock Split.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025

ASSETS

Current Assets:
Cash and cash equivalents	$13,293,820	$8,568,164
Restricted cash and cash equivalents	562,000	187,000
Accounts receivable, net of allowances for credit losses of $523,500 as of June 30, 2026 and December 31, 2025	9,345,753	12,528,347
Loan and interest receivable – related party	108,751	107,759
Prepaid expenses – related party	5,793,460	2,700,474
Prepaid expenses and other current assets	1,621,428	2,232,485
Prepaid taxes	1,047,870	4,734,007
Total current assets	31,773,082	31,058,236

Restricted cash and cash equivalents, net of current portion	1,748,000	1,748,000
Prepaid expenses – related party, net of current portion	5,582,500	8,282,974
Property and equipment, net	4,120,607	4,146,175
Intangible assets, net	3,898,541	3,827,927
Intangible assets, net – related party	4,416,667	4,916,667
Other noncurrent assets, net	908,408	604,793
Operating lease right-of-use assets, net	4,687,027	4,722,366
Total assets	$57,134,832	$59,307,138

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$3,926,768	$5,506,332
Accounts payable – related parties	18,426,220	20,067,013
Accrued expenses and other liabilities	3,939,436	3,364,150
Interest payable – related parties	527,770	527,770
Convertible notes at fair value	568,499	3,842,189
Current portion of long-term debt	1,353,296	1,305,880
Current portion of deferred revenue	28,538,494	14,799,840
Current portion of operating lease liabilities	472,345	393,448
Total current liabilities	57,752,828	49,806,622

Accrued expenses	625,354	468,106
Revolving loan	2,500,000	5,000,000
Long-term debt, net of current portion	3,650,745	4,292,538
Deferred revenue, net of current portion	5,276,523	17,282,685
Operating lease liabilities, net of current portion	4,328,864	4,336,240
Total liabilities	74,134,314	81,186,191

Commitments and contingencies

Stockholders’ Deficit:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 3,363,834 shares issued and 3,093,778 shares outstanding as of June 30, 2026, and 2,076,467 shares issued and 1,806,412 shares outstanding as of December 31, 2025	336	208
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 5,749,716 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575

Additional paid-in capital	32,732,935	26,926,245
Accumulated other comprehensive loss	(295,578)	(275,049)
Accumulated deficit	(40,258,553)	(39,352,510)
Treasury stock at cost (270,055 shares as of June 30, 2026 and December 31, 2025)	(3,671,806)	(3,671,806)
Total Snail, Inc. deficit	(11,492,091)	(16,372,337)
Noncontrolling interests	(5,507,391)	(5,506,716)
Total stockholders’ deficit	(16,999,482)	(21,879,053)
Total liabilities, noncontrolling interests and stockholders’ deficit	$57,134,832	$59,307,138

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues, net	$19,676,448	$22,185,750	$46,971,102	$42,296,622
Cost of revenues	11,988,665	15,231,005	27,626,878	29,494,350

Gross profit	7,687,783	6,954,745	19,344,224	12,802,272

Operating expenses:
General and administrative	4,975,250	3,475,089	9,626,007	8,439,440
Research and development	4,453,153	3,293,409	8,467,822	6,903,154
Advertising and marketing	814,705	1,520,201	1,683,494	2,826,567
Depreciation and amortization	12,834	67,761	25,568	135,665
Impairment of film assets	96,838	415,719	165,987	415,719
Total operating expenses	10,352,780	8,772,179	19,968,878	18,720,545

Loss from operations	(2,664,997)	(1,817,434)	(624,654)	(5,918,273)

Other income (expense):
Interest income	58,235	31,972	100,082	61,878
Interest income – related party	499	499	992	992
Interest expense	(152,125)	(169,286)	(358,171)	(250,115)
Other (expense) income	(415,082)	(707,968)	(60,031)	61,794
Foreign currency transaction gain (loss)	(1,433)	(31,891)	8,259	(68,179)
Total other expense, net	(509,906)	(876,674)	(308,869)	(193,630)

Loss before provision for income taxes	(3,174,903)	(2,694,108)	(933,523)	(6,111,903)

Provision for (benefit from) income taxes	(133,629)	13,868,598	(26,805)	12,397,768

Net loss	(3,041,274)	(16,562,706)	(906,718)	(18,509,671)

Net loss attributable to non-controlling interests	(525)	(282)	(675)	(1,238)

Net loss attributable to Snail, Inc.	(3,040,749)	(16,562,424)	(906,043)	(18,508,433)

Comprehensive loss statement:

Net loss	(3,041,274)	(16,562,706)	(906,718)	(18,509,671)

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	984	30,587	(25,839)	63,820
Other comprehensive income related to credit adjustments, net of tax	—	—	5,310	22,023

Total comprehensive loss	$(3,040,290)	$(16,532,119)	$(927,247)	$(18,423,828)

Net loss attributable to Class A common stockholders:
Basic	$(989,812)	$(3,775,300)	$(258,255)	$(4,210,496)
Diluted	$(989,812)	$(3,775,300)	$(258,255)	$(4,216,414)

Net loss attributable to Class B common stockholders:

Basic	$(2,050,937)	$(12,787,124)	$(647,788)	$(14,297,937)
Diluted	$(2,050,937)	$(12,787,124)	$(647,788)	$(14,318,033)

Loss per share attributable to Class A and B common stockholders:
Basic	$(0.36)	$(2.22)	$(0.11)	$(2.49)
Diluted	$(0.36)	$(2.22)	$(0.11)	$(2.49)

Weighted-average shares used to compute income (loss) per share attributable to Class A common stockholders:
Basic	2,774,897	1,697,559	2,292,247	1,693,192
Diluted	2,774,897	1,697,559	2,292,247	1,693,507

Weighted-average shares used to compute income (loss) per share attributable to Class B common stockholders:

Basic	5,749,716	5,749,716	5,749,716	5,749,716
Diluted	5,749,716	5,749,716	5,749,716	5,749,716

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit) for the Three and Six Months Ended June 30, 2026 and 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Deficit	interests	Deficit

Balance at December 31, 2025	2,076,467	$208	5,749,716	$575	$26,926,245	$(275,049)	$(39,352,510)	(270,055)	$(3,671,806)	$(16,372,337)	$(5,506,716)	$(21,879,053)

Common stock issued for service	6,667	1	—	—	(1)	—	—	—	—	—	—	—

Stock based compensation related to restricted stock units	—	—	—	—	44,880	—	—	—	—	44,880	—	44,880

Foreign currency translation	—	—	—	—	—	(26,823)	—	—	—	(26,823)	—	(26,823)

Fair value changes of convertible notes	—	—	—	—	—	5,310	—	—	—	5,310	—	5,310

Net income	—	—	—	—	—	—	2,134,706	—	—	2,134,706	(150)	2,134,556

Balance at March 31, 2026	2,083,134	$209	5,749,716	$575	$26,971,124	$(296,562)	$(37,217,804)	(270,055)	$(3,671,806)	$(14,214,264)	$(5,506,866)	$(19,721,130)

At-the-market offering, net of issuance cost	659,429	66	—	—	4,232,831	—	—	—	—	4,232,897	—	4,232,897

Conversion of convertible notes to common stock	465,992	46	—	—	866,204	—	—	—	—	866,250	—	866,250

Exercise of warrants	148,612	15	—	—	606,526	—	—	—	—	606,541	—	606,541

Stock based compensation related to restricted stock units	—	—	—	—	56,250	—	—	—	—	56,250	—	56,250

Common stock issued for service	6,667	—	—	—	—	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	984	—	—	—	984	—	984

Net loss	—	—	—	—	—	—	(3,040,749)	—	—	(3,040,749)	(525)	(3,041,274)

Balance at June 30, 2026	3,363,834	$336	5,749,716	$575	$32,732,935	$(295,578)	$(40,258,553)	(270,055)	$(3,671,806)	$(11,492,091)	$(5,507,391)	$(16,999,482)

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	(Deficit)

Balance at December 31, 2024	1,925,214	$192	5,749,716	$575	$25,741,152	$(279,457)	$(12,117,385)	(270,055)	$(3,671,806)	$9,673,271	$(5,504,109)	$4,169,162

Exercise of warrants	37,857	4	—	—	482,109	—	—	—	—	482,113	—	482,113

Stock based compensation related to restricted stock units	—	—	—	—	843,619	—	—	—	—	843,619	—	843,619

Foreign currency translation	—	—	—	—	—	33,232	—	—	—	33,232	—	33,232

Fair value changes of convertible notes	—	—	—	—	—	22,023	—	—	—	22,023	—	22,023

Net loss	—	—	—	—	—	—	(1,946,007)	—	—	(1,946,007)	(956)	(1,946,963)

Balance at March 31, 2025	1,963,071	$196	5,749,716	$575	$27,066,880	$(224,202)	$(14,063,392)	(270,055)	$(3,671,806)	$9,108,251	$(5,505,065)	$3,603,186

Stock based compensation related to restricted stock units	—	—	—	—	(562,731)	—	—	—	—	(562,731)	—	(562,731)

Common stock issued for service	40,888	4	—	—	(4)	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	30,587	—	—	—	30,587	—	30,587

Net loss	—	—	—	—	—	—	(16,562,424)	—	—	(16,562,424)	(282)	(16,562,706)

Balance at June 30, 2025	2,003,959	$200	5,749,716	$575	$26,504,145	$(193,615)	$(30,625,816)	(270,055)	$(3,671,806)	$(7,986,317)	$(5,505,347)	$(13,491,664)

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025

	2026	2025

Cash flows from operating activities:
Net loss	$(906,718)	$(18,509,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization – intangible assets, net	327,756	79,424
Amortization – intangible assets, net – related party	500,000	—
Amortization – film assets	231,917	645,069
Amortization – loan origination fees and debt discounts	4,932	(19,504)
Loss on change in fair value of convertible notes	121,165	82,180
Gain on change in fair value of warrant liabilities	(39,243)	(91,383)
Depreciation – property and equipment	25,568	135,667
Impairment of film assets	165,987	415,719
Gain on remeasurement of previously held equity interest	—	(7,857)
Gain on lease termination	(1,799)	—
Stock-based compensation expense	101,130	280,888
Deferred taxes, net	—	10,808,885

Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	3,182,594	(7,825,905)
Accounts receivable – related party	—	3,836,866
Prepaid expenses – related party	(392,512)	(1,728,666)
Prepaid expenses and other current assets	611,057	537,799
Prepaid taxes	3,686,137	1,161,649
Other noncurrent assets, net	(696,951)	(1,064,165)
Accounts payable	(1,636,164)	(110,912)
Accounts payable – related parties	(1,640,793)	1,040,862
Accrued expenses and other liabilities	1,378,317	1,009,796
Loan and interest receivable – related party	(992)	(992)
Lease liabilities	108,659	(163,920)
Deferred revenue	1,732,492	7,075,046
Net cash provided by (used in) operating activities	6,862,539	(2,413,125)

Cash flows from investing activities:
Acquisition of software	—	(290,000)
Acquisition of software licenses	(343,770)	(2,008,690)
Investments in software	—	(718,236)
Net cash paid for acquisition of Matrioshka	—	(9,719)
Net cash used in investing activities	(343,770)	(3,026,645)

Cash flows from financing activities:
Proceeds from at-the-market offering, net of issuance costs	4,232,897	—
Repayments on notes payable	(594,376)	—
Repayments on convertible notes	(2,523,295)	(638,753)
Repayments on revolving loan	(2,500,000)	(43,018)
Borrowings on term loan	—	3,500,000
Cash proceeds from exercise of warrants	—	159,000
Proceeds from issuance of convertible notes	—	3,000,000
Payments of loan origination fees	(7,500)	—
Net cash provided by (used in) financing activities	(1,392,274)	5,977,229

Effect of foreign currency translation on cash and cash equivalents	(25,839)	64,023

Net increase in cash and cash equivalents, and restricted cash and cash equivalents	5,100,656	601,482

Cash and cash equivalents, and restricted cash and cash equivalents – beginning of the period	10,503,164	8,238,944

Cash and cash equivalents, and restricted cash and cash equivalents – end of the period	$15,603,820	$8,840,426

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$311,933	$230,318
Income taxes	$82,428	$612,007
Noncash transactions during the period for:
Liabilities converted to equity upon exercise of warrants	$606,541	$323,113
Acquisition of film licenses in accounts payable	$2,000	$86,069
Acquisition of software and software licenses in accounts payable and accrued expenses	$54,600	$313,282
Change in fair value of notes recorded in accumulated other comprehensive income	$5,310	$22,023
Right-of-use assets obtained in exchange for lease liability	$(297,000)	$(55,267)
Net assets acquired in a business combination	$—	$5,461
Debt converted to equity	$866,250	—

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

Reverse Stock Split

On July 2, 2026, the Company effected a 1-for-5 reverse stock split of its Class A and Class B common stock (the “Reverse Stock Split”). All share and per-share amounts for all periods presented in these condensed consolidated financial statements have been retroactively adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split did not change the par value per share of the Company’s common stock or the number of authorized shares of Class A or Class B common stock. The Company proportionately adjusted the number of shares underlying outstanding stock options, restricted stock units, warrants, and convertible notes, as well as the number of shares reserved for future issuance under the Company’s equity incentive plan, to reflect the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to a fractional share received a cash payment in lieu thereof.

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

Segment Reporting

The Company has one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are developed internally or licensed from related and third parties. No internally developed software costs were capitalized during the six months ended June 30, 2026. Financial information about our geographic regions is included in Note 3 – Revenue from Contracts with Customers and information about our reportable operating segment is included in Note 18 – Operating Segments.

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

In July 2023, the Company entered into a distribution agreement with its retail distribution partner for the distribution of ARK: Survival Ascended and ARK II. The initial term was two years and the agreement renews each subsequent year unless it is cancelled. As of June 30, 2026, the Company has deferred $1.1 million related to ARK II as short-term deferred revenue until the disc releases occur.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game licenses, engine fees and amortization costs. Cost of revenues for the three and six months ended June 30, 2026 and 2025 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Software license royalties – related parties	$4,520,564	$5,754,679	$10,854,541	$11,028,407
Software license royalties	48,720	46,942	123,909	100,772
Licensing fees – related party	4,750,000	6,000,000	11,000,000	12,000,000
License and amortization	282,320	476,268	618,172	739,993
Merchant fees	288,105	484,461	616,764	1,039,156
Engine fees	822,081	945,877	1,832,845	1,758,826
Internet, server and data center	1,274,397	1,467,078	2,565,155	2,763,016
Other	2,478	55,700	15,492	64,180
Total:	$11,988,665	$15,231,005	$27,626,878	$29,494,350

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, expenses related to being a publicly traded company, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. Stock based compensation (income) expense, included in general and administrative costs, of $53,465 and ($530,535) was incurred during the three months ended June 30, 2026 and 2025, respectively. Stock compensation expense, included in general and administrative costs, of $95,556 and $257,642 was incurred during the six months ended June 30, 2026, and 2025, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Stock-based compensation (income) expense, included in research and development costs, of $2,785 and ($32,196) was incurred during the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense, included in research and development costs, of $5,574 and $23,246 was incurred during the six months ended June 30, 2026 and 2025, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. For the three months ended June 30, 2026 and 2025, advertising and marketing expenses totaled $814,705 and $1,520,201, respectively. For the six months ended June 30, 2026 and 2025, advertising and marketing expenses totaled $1,683,494 and $2,826,567, respectively.

Impairment Expenses

The Company evaluates its intangible assets, including game licenses, software, and film assets, for impairment when events or circumstances indicate the carrying amount may not be recoverable, and recognizes an impairment loss for the amount by which the carrying value exceeds the asset’s fair value. For the three months ended June 30, 2026 and 2025, impairment expenses were $96,838 and $415,719, respectively. For the six months ended June 30, 2026 and 2025, impairment expenses were $165,987 and $415,719, respectively.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss include the equity allocated to non-controlling interest holders. As of June 30, 2026 and December 31, 2025, there were non-controlling interests with the following subsidiaries:

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers, and reasonable forecasts of the collectability of the accounts receivable. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the three and six months ended June 30, 2026 and 2025.

Intangible Assets – License Usage Rights

The Company enters into license agreements with third-party developers and related party developers that require the Company to make payments for license usage rights and game development and production services. These license agreements grant the Company the exclusive publishing and distribution rights to game titles as well as, in some cases, the underlying intellectual property rights. These license agreements also specify the payment schedules, royalty rates and the relevant licensing period. The Company capitalizes the cost of license usage rights as intangible assets and amortizes them over the terms of the respective licensing rights. During the three months ended June 30, 2026 and 2025, the Company capitalized $236,231 and $1,399,466 of license usage costs within intangible assets, net, respectively. During the six months ended June 30, 2026 and 2025, the Company capitalized $406,870 and $2,620,209 of license usage costs within intangible assets, net, respectively.

Film Costs, net

The Company capitalizes costs to produce short videos in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 926, including direct production costs, production overhead, interest, acquisition costs and development costs. The Company will account for each episodic series as a unit for which capitalized film costs will be amortized by the Company using the individual-film forecast-computation method. Each reporting period the Company will reassess its estimate of ultimate revenues used to determine the amortization rate for each episodic series. If the estimate is revised, the Company will account for the change prospectively. The Company will then remeasure the amortization based on the portion of ultimate revenues that have been recognized and that are yet to be recognized. Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that fair value of the film may be less than its unamortized film costs. If the fair value of an episodic series is less than its unamortized film costs, the Company will write off the excess amount. The Company groups its film and content rights by monetization strategy. As of June 30, 2026 and December 31, 2025, $77,428 and $244,450, respectively, of film costs are capitalized and included in other noncurrent assets, net in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2026, $91,207 and $231,917 of film costs were amortized respectively, and reported in the cost of revenues in the Company’s condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2025, $432,360 and $645,069 of film costs were amortized respectively, and reported in the cost of revenues in the Company’s condensed consolidated statement of operations and comprehensive loss.

The Company recognized an impairment of $96,838 and $415,719 for the three months ended June 30, 2026 and 2025, respectively. The Company recognized an impairment of $165,987 and $415,719 for the six months ended June 30, 2026 and 2025, respectively. The impairment is primarily related to the underperforming titles released during the period and the elimination of marketing plans for these titles. The impairment charges are included in the impairment of film assets on the condensed consolidated statement of operations and comprehensive loss. The Company continues to monitor the performance of its film assets and may record additional impairments in future periods if conditions warrant.

Software Development Costs and Licenses

We account for software products intended to be sold, leased or otherwise marketed in accordance with ASC 985. Accordingly, we capitalize costs incurred for internally developed titles and payments made to third-party software developers under development agreements as software. These software development costs may include payroll, materials, and other costs directly related to development activities subsequent to establishing technological feasibility of the software. Significant management judgments are made in the assessment of when technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses.

During the six months ended June 30, 2026 and 2025, the Company capitalized $398,370 and $2,620,209, respectively, of software development costs under ASC 985 for various titles, which are included in intangible assets, net, in the Company’s condensed consolidated balance sheets.

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

The Company also has liability classified warrants measured at fair value on a recurring basis. See Note 17 – Equity for the fair value disclosures related to the Company’s convertible notes, and the Company’s warrant liability and derivative instruments. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2026 and December 31, 2025.

The following table presents the Company’s convertible notes, convertible notes warrants, and equity line of credit warrants measured at fair value and classified within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	Fair value measured as of June 30, 2026
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes	$568,499	$—	$—	$568,499
Equity line of credit warrants	130,768	—	—	130,768
Total:	$699,267	$—	$—	$699,267

	Fair value measured as of December 31, 2025
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes	$3,842,189	$—	$—	$3,842,189
Convertible notes warrants	632,876	—	—	632,876
Equity line of credit warrants	143,675	—	—	143,675
Total:	$4,618,740	$—	$—	$4,618,740

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. At June 30, 2026, the Company has accrued uncertain tax position liability of $625,354, which is included within accrued expenses on the accompanying condensed consolidated balance sheets. At December 31, 2025, $157,247 is included in accrued expenses and other liabilities, and $468,106 is included in the long-term accrued expenses. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk, Significant Customers and Vendors

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of June 30, 2026 and December 31, 2025, the Company had deposits of $13,135,538 and $8,619,889, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company has three customers as of June 30, 2026 and two customers as of December 31, 2025, who accounted for approximately 79% and 73% of consolidated gross receivables, respectively. As of June 30, 2026, three customers individually accounted for 42%, 24%, and 13% of consolidated gross receivables. As of December 31, 2025, two customers individually accounted for 56% and 17% of consolidated gross receivables outstanding. The Company has three customers in the three months ended June 30, 2026 and June 30, 2025, that accounted for 54%, 14% and 12% and 44%, 23%, and 10% of the Company’s net revenue, respectively. The Company has three customers in the six months ended June 30, 2026 and four customers in the six months ended June 30, 2025, that accounted for 58%, 12% and 10% and 44%, 19%, 12%, and 10% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of June 30, 2026, two vendors represented approximately 40% of consolidated gross payables. As of December 31, 2025, one vendor represented approximately 41% of consolidated gross payables. The loss of these vendors could have a significant impact on the Company’s financial performance.

The Company had one vendor, SDE, a related party, that accounted for 43% and 56% of the Company’s combined cost of revenues and operating expenses during the three months ended June 30, 2026 and 2025, respectively. SDE accounted for 46% and 52% of the Company’s combined cost of revenues and operating expenses during the six months ended June 30, 2026 and 2025, respectively, and the only vendor with a concentration in excess of 10% during the period. Amounts payable to SDE are included in accounts payable – related parties in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $40,920 and $33,474 for the three months ended June 30, 2026 and 2025, respectively and $76,174 and $66,236 for the six months ended June 30, 2026 and 2025, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company granted 39,216 restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three and six months June 30, 2026 to its non-employee directors. The Company granted 67,555 restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three and six months ended June 30, 2025 to its non-employee directors. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 1,143,600 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 1,143,600 shares, (b) 1% of the shares of the Company’s Class A common stock and Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were 797,862 and 837,078 shares reserved for issuance under the 2022 Plan, respectively.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Warrant liabilities are presented within accrued expenses and other liabilities on the condensed consolidated balance sheets. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of June 30, 2026.

A summary of our outstanding warrants as of June 30, 2026 and December 31, 2025 is included below:

	Number Outstanding as of June 30, 2026	Exercise Price	Class	Expiration Date
Equity line of credit warrants	66,863	$7.50	Liability	August 24, 2028
Convertible notes warrants	—	4.20	Liability	November 24, 2028
Total warrants:	66,863

	Number Outstanding as of December 31, 2025	Exercise Price	Class	Expiration Date
Equity line of credit warrants	66,863	$7.50	Liability	August 24, 2028
Convertible notes warrants	243,237	4.20	Liability	November 24, 2028
Total warrants:	310,100

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three or six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, 270,055 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $13.60 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) that is applicable to the common stockholders for the period by the weighted average number of shares of common stock during that period. The computation of diluted EPS for the period assumes the potential dilutive effect of potential common shares, which includes common shares, consisting of (a) unvested restricted stock units and warrants using the treasury stock method, and (b) convertible debt using the if-converted method. The Company issues two classes of common stock with differing voting rights, and as such, reports EPS using the dual class method. The Company effected a 1-for-5 “Reverse Stock Split” of its Class A and Class B common stock, and all share amounts and per share amounts have reflected this split unless otherwise noted. For more information see Note 16 – Loss Per Share.

Dividend Restrictions

Our ability to pay cash dividends is currently restricted by the terms of our credit facilities.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or at the time of a release. The Company recognizes revenue over a period based on the estimated service period of the product and additional performance obligations met over time for technical support. Net revenue by timing of recognition during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Over time	$1,206,962	$1,556,192	$2,384,088	$3,374,000
Point in time	18,469,486	20,629,558	44,587,014	38,922,622
Total revenue from contracts with customers:	$19,676,448	$22,185,750	$46,971,102	$42,296,622

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$17,541,449	$19,516,617	$41,812,712	$36,818,303
International	2,134,999	2,669,133	5,158,390	5,478,319
Total revenue from contracts with customers:	$19,676,448	$22,185,750	$46,971,102	$42,296,622

No other individual country accounted for more than 10% of total revenue.

Platform

Net revenue by platform for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Console	$7,074,041	$9,491,483	$15,341,502	$17,797,060
PC	10,850,601	10,030,549	28,014,319	19,038,686
Mobile	1,357,932	2,037,095	2,807,974	4,384,328
Other	393,874	626,623	807,307	1,076,548
Total revenue from contracts with customers:	$19,676,448	$22,185,750	$46,971,102	$42,296,622

Our net revenues through our current period top four platform providers as a proportion of our total net revenue for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Platform 1	$10,617,666	$9,716,288	$27,475,155	$18,479,182
Platform 2	2,813,713	2,268,144	5,723,422	5,003,411
Platform 3	4,000,683	6,897,929	9,080,084	12,071,489
Platform 4	231,628	324,866	509,294	720,462
All other revenue	2,012,758	2,978,523	4,183,147	6,022,078
Total revenue from contracts with customers:	$19,676,448	$22,185,750	$46,971,102	$42,296,622

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Digital	$17,924,642	$19,522,032	$43,355,822	$36,835,746
Mobile	1,357,932	2,037,095	2,807,974	4,384,328
Physical retail and other	393,874	626,623	807,306	1,076,548
Total revenue from contracts with customers:	$19,676,448	$22,185,750	$46,971,102	$42,296,622

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfilment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfilment of its performance obligations, which were in the ordinary course of business. As of June 30, 2026, the balance of deferred revenue was $33.8 million, of which $32.7 million is due to non-refundable payments. The Company is expecting to recognize $26.0 million of the non-refundable payments in the next 12 to 60 months through the platform releases of certain DLCs. The remaining $3.8 million of current non-refundable deferred revenues and $2.9 million of long term non-refundable deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 12 and 60 months based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. The Company’s refundable deferred revenue consists of $1.1 million in advance payments received in accordance with the agreement the Company has made with its retail distributor. This amount has been classified within current deferred revenue, as the terms of the agreement allows retail distributor to request an immediate refund given that the Company’s allotted time period to launch the title has passed. Activities in the Company’s deferred revenue as of June 30, 2026 and 2025 were as follows:

	2026	2025
Deferred revenue, beginning balance in advance of revenue recognition billing	$32,082,525	$25,467,447
Revenue recognized	(3,706,858)	(1,472,534)
Revenue deferred	5,439,350	8,547,580
Deferred revenue, ending balance	33,815,017	32,542,493
Less: current portion	(28,538,494)	(16,601,595)
Deferred revenue, long term	$5,276,523	$15,940,898

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $2,310,000 and $1,935,000 as of June 30, 2026 and December 31, 2025, respectively. The amounts of restricted cash and cash equivalents held as of June 30, 2026, are to secure the standby letter of credit with landlords and insurers and reflect collateral held in reserve related to the Company’s revolving line of credit. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of June 30, 2026 and 2025:

	2026	2025
Cash and cash equivalents	$13,293,820	$7,905,426
Restricted cash and cash equivalents	2,310,000	935,000
Cash and cash equivalents, and restricted cash and cash equivalents	$15,603,820	$8,840,426

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable – related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable – related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company will offset $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. As of June 30, 2026, substantially all amounts had been repaid, with a remaining outstanding balance of $592. During the six months ended June 30, 2026 and 2025, the Company made cash payments to SDE in the amount of $21.6 million and $19.6 million, respectively, and anticipates continuing to make cash payments to SDE in future years. As of June 30, 2026 and December 31, 2025, the outstanding balance of net accounts (payable) receivable from related party was as follows:

	2026	2025
Accounts receivable – related party	$592	$1,500,592
Less: accounts payable – related party	(4,280,543)	(6,008,842)
Net accounts payable – related party – SDE	$(4,279,951)	$(4,508,250)

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 6 – PREPAID EXPENSES – RELATED PARTY

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

During the three and six months ended June 30, 2026, the Company made $0.5 million and $1.0 million in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2025, the Company made $1.6 million in prepaid royalty payments related to the ARK: Survival Ascended DLC’s which have not yet been released. Prepaid expenses – related party consisted of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Prepaid royalties	$6,375,960	$5,983,448
Prepaid licenses	5,000,000	5,000,000
Prepaid expenses - related party, ending balance	11,375,960	10,983,448
Less: short-term portion	(5,793,460)	(2,700,474)
Total prepaid expenses - related party, long-term	$5,582,500	$8,282,974

The amount classified as short-term, as of June 30, 2026 and December 31, 2025, includes prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Other receivables	$215,606	$979,137
Other prepaids	906,499	836,879
Other current assets	499,323	416,469
Total prepaid expenses and other current assets	$1,621,428	$2,232,485

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	178,695	178,695
Computer and equipment	1,367,529	1,367,529
Furniture and fixtures	411,801	411,801
Property and equipment	9,080,067	9,080,067
Accumulated depreciation	(4,959,460)	(4,933,892)
Property and equipment, net	$4,120,607	$4,146,175

Depreciation expense was $12,834 and $67,761 for the three months ended June 30, 2026, and 2025, respectively. Depreciation expense was $25,568 and $135,665 for the six months ended June 30, 2026, and 2025, respectively. The Company did not have any disposals in the three and six months ended June 30, 2026 or 2025.

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of game licenses, game software underlying intellectual property rights, internally developed software, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$141,665,000	$(137,248,333)	$—	$4,416,667	3 - 5 years
License rights	6,164,818	(3,381,659)	—	2,783,159	5 years
Software	1,160,478	(315,982)	—	844,496	3 - 5 years
Trademark	10,745	(10,745)	—	—	12 years
In-progress patent	270,886	—	—	270,886
Total:	$149,271,927	$(140,956,719)	$—	$8,315,208

	December 31, 2025
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$141,665,000	$(136,748,333)	$—	$4,916,667	3 - 5 years
License rights	6,217,896	(3,162,645)	(451,447)	2,603,804	5 years
Software	1,376,490	(207,240)	(216,013)	953,237	3 - 5 years
Trademark	10,745	(10,745)	—	—	12 years
In-progress patent	270,886	—	—	270,886
Total:	$149,541,017	$(140,128,963)	$(667,460)	$8,744,594

Amortization expense was $427,314 and $43,908 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $827,756 and $79,424 for the six months ended June 30, 2026 and 2025, respectively. These amounts are included in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. The weighted average remaining useful life for which amortization expense will be recognized is 3.4 years as of June 30, 2026. The Company has capitalized $0.7 million in development costs for titles that have reached technological feasibility but have not yet launched, and as such, are included in the thereafter amount in the table below. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2026	$854,627
2027	1,709,254
2028	1,709,254
2029	1,702,254
2030	1,391,461
Thereafter	948,358
$8,315,208

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 10 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail. In July 2024, the Company entered into another software development, publishing and distribution agreement with Suzhou Snail. Under the terms of the agreements Suzhou Snail will develop a game for distribution by the Company and the Company will make $4.5 million in milestone payments during the development of the game and an ongoing royalty on sales of the game. As of June 30, 2026, the Company paid $4.5 million in milestone payments, of which $0.5 million was paid during the first half of 2026. In December 2024, the Company entered into an agreement with Suzhou Snail for the development of an application to deliver short film content to end users. In accordance with the agreement, Suzhou Snail developed the app for release and received $290,000 as a development fee. As of June 30, 2026 and 2025, the development fee has been capitalized in software under intangible assets, net in the Company’s condensed consolidated balance sheets.

As of June 30, 2026, the Company had an accounts payable – related party balance for payments made on behalf of Suzhou Snail for licensing, legal and marketing costs prior to the Company’s IPO. The Company also has accounts receivable – related party balance due from Suzhou Snail for royalties collected on behalf of the Company prior to its IPO. The accounts receivable – Suzhou are due on demand. The Company has the legal right to offset amounts payable to the related party, including royalties and research and development fees, against the related party accounts receivable. The offset right is determinable, mutual and enforceable under applicable law. The Company intends to exercise this right to offset in future periods. In addition, Suzhou Snail has committed not to collect more than 20% of the net outstanding payable from the Company within the next twelve months. Furthermore, no repayment will be demanded if such payment would cause Snail to be in default of its lending requirements or impair its ability to meet working capital requirements.

In January 2025, the Company extended its outsource agreement with Suzhou Snail for the research and development of For the Stars. In consideration, the Company will pay Suzhou Snail twelve equal monthly payments of $340,600, beginning on January 1, 2025. In August 2025, the Company entered into a Game Testing Service agreement with Suzhou Snail for the research and development testing for cross-platform game testing services. In consideration, the Company will pay $240,000 in four quarterly installments of $60,000 through June 2026. Additionally, in August 2025, the Company entered into a Short Drama Production agreement with Suzhou Snail in providing technical development, marketing and operational services related to the SaltyTV platform. In consideration, the Company paid $720,000, in quarterly installments of $180,000 through June 2026. During the three and six months ended June 30, 2026, respectively, the Company incurred $1,746,000 and $2,969,000 of research and development costs from Suzhou Snail; and made $2,906,000 and $4,348,100 in payments to Suzhou Snail for royalties and research and development costs. During the three and six months ended June 30, 2026, the Company incurred $26,749 and $46,591, respectively as license costs due to Suzhou Snail that are included in cost of revenues. During the three and six months ended June 30, 2025, the Company incurred $30,557 and $66,386, respectively as license costs due to Suzhou Snail that are included in cost of revenues. The royalty payments are included in cost of revenues and research and development costs are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss or capitalized as intangible assets, net in the condensed consolidated balance sheets. Accounts payable – related parties consisted of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Accounts payable – Suzhou	$51,761,182	$53,173,676
Less: accounts receivable – Suzhou	(37,614,913)	(37,614,913)
Accounts payable – SDE (see Note 5)	4,279,951	4,508,250
Total accounts payable – related parties	$18,426,220	$20,067,013

NOTE 11 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal were due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $108,751 and $107,759, as of June 30, 2026 and December 31, 2025, respectively. The Company earned $499 in interest on the related party loans receivable during the three months ended June 30, 2026 and 2025. The Company earned $992 in interest on the related party loans receivable during the six months ended June 30, 2026 and 2025.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 12 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	June 30, 2026	December 31, 2025
Revolving Loan – On January 2, 2026, the Company amended its revolving loan agreement and decreased the maximum balance from $6,000,000 to $5,000,000. The maturity date of the revolving loan is extended to March 31, 2027, and has an annual interest rate equal to the prime rate less 0.25% and a floor of 6.50%. In March 2026, the Company received a subsequent extension of the revolving loan maturity date to March 31, 2027, at which time the Revolving Loan shall convert to a Term Loan and extend to March 31, 2030. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and is required to maintain a $1,000,000 pledge deposit. At June 30, 2026, the interest rate on this loan was 6.5%. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended June 30, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.	$2,500,000	$5,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with a financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. The loan is secured by the Company’s building, with a carrying value of $4.1 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended June 30, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.	2,591,993	2,636,536
February 2025 Convertible Notes – On February 21, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $3,300,000. The notes had an interest rate of 5.0%, were paid in consecutive monthly installments beginning May 21, 2025 and matured on February 21, 2026. In the event of a default the Company could have been required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company had the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time. The Company elected the fair value option to account for the convertible notes. This note was fully paid in February 2026.	—	691,010
2025 Term Loan – On June 10, 2025, the Company entered into a term loan agreement with a principal balance of $3,500,000. The note has a floating rate of 0.50% in excess of the Wall Street Journal Prime Rate and a floor of 6.50%, and is paid in monthly installments starting July 1, 2025, and maturing June 30, 2028. As of June 30, 2026, the interest on this loan is 7.25%. In the event of a default, the Company could be required to pay the lender the entire principal balance, plus any accrued and unpaid interest immediately due and payable, without notice or demand. The note is secured by a lien on collateral. Collateral includes all of the borrower’s rights, title, and interest in all assets, including but not limited to accounts, equipment, deposits, intellectual property and books and records. Debt covenants of this loan requires the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with debt covenants of this loan for the trailing twelve month period ended June 30, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.	2,412,048	2,961,882
October 2025 Convertible Notes – On October 24, 2025, the Company issued a convertible note at a 10.0% discount and a principal balance of $2,200,000. The notes has an interest rate of 5.0% is payable in consecutive monthly installments beginning January 24, 2026 and will mature on October 24, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company has the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time into shares of the Company’s Class A common stock. During the three months ended June 30, 2026, holders elected to convert $577,500 of outstanding principal balance of the convertible note into shares of the Company’s Class A common stock. The Company elected the fair value option to account for the convertible notes.	307,782	2,115,856
November 2025 Convertible Notes – On November 26, 2025, the Company issued a convertible note at a 10.0% discount and a principal balance of $1,100,000. The notes has an interest rate of 5.0%, is payable in consecutive monthly installments beginning February 26, 2026 and will mature on November 26, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company has the option to prepay the notes at any time and the note holders has the option to convert the notes, in whole or in part, at any time into shares of the Company’s Class A common stock. During the three months ended June 30, 2026, holders elected to convert $288,750 of outstanding principal balance of the convertible note into shares of the Company’s Class A common stock. The Company elected the fair value option to account for the convertible notes.	260,717	1,035,323
Total debt	8,072,540	14,440,607
Less: current portion of long-term debt	1,353,296	1,305,880
Less: convertible notes at fair value	568,499	3,842,189
Total long-term debt	$6,150,745	$9,292,538

Total interest expense for the above debt and revolver loan amounted to $151,965 and $148,360 for the three months ended June 30, 2026 and 2025, respectively. Total interest expense for the above debt and revolver loan amounted to $353,274 and $229,106 for the six months ended June 30, 2026 and 2025, respectively. Amortization of loan origination expenses and loan discounts of $1,983 and $3,635 are included as part of interest expense for the three months ended June 30, 2026 and 2025, respectively. Amortization of loan origination expenses and loan discounts of $4,932 and $6,246 are included as part of interest expense for the six months ended June 30, 2026 and 2025, respectively. The Company has a weighted average interest rate of 6.4% and 5.7% on its short-term obligations as of June 30, 2026 and December 31, 2025, respectively. The Company was in compliance with its financial covenants related to the 2021 Revolving Loan, 2021 Promissory Note and 2025 Term Loan for the trailing twelve months ended June 30, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt based on contractual payments, as of June 30, 2026:

Years ending December 31,	Amount
Remainder of 2026	$1,286,932
2027	1,305,111
2028	627,750
2029	99,101
2030	2,602,675
Thereafter	2,157,901
$8,079,470

Convertible Debt

As of June 30, 2026, because the Company elected the fair value option for the February 2025 Convertible Notes, October 2025 Convertible Notes and November 2025 Convertible Notes, there were no separately recognized unamortized premium, debt discount, or deferred issuance cost balances associated with these instruments. Accordingly, the net carrying amount of each such instrument equaled its fair value as of June 30, 2026. The February 2025 Convertible Notes, October 2025 Convertible Notes and November 2025 Convertible notes had net carrying amounts, or fair values, of $0, $307,782 and $260,717 as of June 30, 2026, respectively, and were classified within Level 3 of the fair value hierarchy.

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

Subject to certain ownership limitations, all or a portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the February 2025 Convertible Notes could be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $25.00 per share, except that, for an aggregate of $866,250 of the conversion amount, the conversion price was equal to the lesser of $25.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price could be adjusted for certain customary dilutive events. Accordingly, the number of shares issuable upon conversion of the February 2025 Convertible Notes was not fixed as of June 30, 2026 and depended on (i) the amount of principal and interest outstanding at the conversion date and (ii) for the portion of the conversion amount subject to a Market Price-based conversion feature, the market price of the Company’s Class A common stock on the applicable conversion date.

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

The February 2025 Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the February 2025 Convertible Notes to simplify the reporting. The February 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. For the six months ended June 30, 2026, the change in fair value was as follows:

June 30, 2026
Fair value, at beginning of period	$691,010
Principal payments	(664,973)
Conversion to common stock	—
Change in fair value	(26,037)
Fair value, at end of period	$—

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

October 2025 Convertible Notes

In October 2025, pursuant to a Securities Purchase Agreement, the Company issued to one accredited investor convertible notes with an aggregate principal amount of $2,200,000 (the “October 2025 Convertible Notes”) for gross proceeds of $2,000,000. The October 2025 Convertible Notes, which mature on October 24, 2026, carry an original issue discount of 10%, and are subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting January 24, 2026.

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the October 2025 Convertible Notes can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $25.00 per share, except that the holder was entitled to convert, an aggregate of $577,500 of the conversion amount, at a conversion price is equal to the lesser of $25.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price for such portion of the conversion amount could be adjusted for certain customary dilutive events. Accordingly, the total number of shares issuable upon conversion of the October 2025 Convertible Notes was not fixed as of December 31, 2025, but became fixed as of June 30, 2026 following the investor’s conversion in full of the $577,500 portion of the conversion amount. Following such conversion, the total number of shares issuable upon conversion of the October 2025 Notes as of June 30, 2026 was 13,860, which number does not include 309,419 shares issued upon conversions effected on or prior to June 30, 2026.

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

The Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the October 2025 Convertible Notes to simplify the reporting. The October 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. For the six months ended June 30, 2026, the change in fair value was as follows:

June 30, 2026
Fair value, at beginning of period	$2,115,856
Principal payments	(1,312,767)
Conversion to common stock	(577,500)
Change in fair value	82,193
Fair value, at end of period	$307,782

During the six months ended June 30, 2026, holders converted an aggregate principal amount of $577,500 of the October 2025 Convertible Notes into shares of the Company’s Class A common stock. The loss in change in fair value of $85,418 is reported in other income in our condensed consolidated statement of operations and comprehensive loss and ($3,225) is recorded in other comprehensive loss due to the change in credit spread from issuance to June 30, 2026. The portion of the total change in the fair value of the October 2025 Convertible Notes that is attributable to changes in the Company’s own credit risk (the “credit component”) is estimated each reporting date using a with-and-without approach. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (34.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (33.0%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

The Company used the binomial lattice framework to determine the fair value of each maturity payout. Accordingly, the valuation uses a range of level 3 inputs to evaluate each maturity payout individually. The range of level 3 inputs used as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Stock price	$3.10	$4.45
Exercise price	92% VWAP or $25.00	92% VWAP or $25.00
Contractual term (year)	0.07-0.15	0.07-0.81
Volatility	75.7% - 220.7%	59.0% - 94.2%
Risk-free rate	3.67% - 3.72%	3.49% - 3.71%

November 2025 Convertible Notes

In November 2025, pursuant to a Securities Purchase Agreement, the Company issued to one accredited investor convertible notes with an aggregate principal amount of $1,100,000 (the “November 2025 Convertible Notes”) for gross proceeds of $1,000,000. The November 2025 Convertible Notes, which mature on November 26, 2026, carry an original issue discount of 10%, and are subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges are payable in 10 equal monthly payments starting February 26, 2026.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the November 2025 Convertible Notes can be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $25.00 per share, except that the holder was entitled to convert, an aggregate of $288,750 of the conversion amount at a conversion price is equal to the lesser of $25.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price for such portion of the conversion amount could be adjusted for certain customary dilutive events. Accordingly, the total number of shares issuable upon conversion of the November 2025 Convertible Notes was not fixed as of December 31, 2025, but became fixed as of June 30, 2026 following the investor’s conversion in full of the $288,750 portion of the conversion amount. Following such conversion, the total number of shares issuable upon conversion of the November 2025 Convertible Notes as of June 30, 2026, was 11,550, which number does not include 156,572 shares issued upon conversions effected on or prior to June 30, 2026.

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

The Convertible Notes include multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the November 2025 Convertible Notes to simplify the reporting. The November 2025 Convertible Notes were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. For the six months ended June 30, 2026, the change in fair value was as follows:

June 30, 2026
Fair value, at beginning of period	$1,035,323
Principal payments	(545,555)
Conversion to common stock	(288,750)
Change in fair value	59,699
Fair value, at end of period	$260,717

During the six months ended June 30, 2026, holders converted an aggregate principal amount of $288,750 of November 2025 Convertible Notes into shares of the Company’s Class A common stock. The loss in change in fair value of $61,784 is reported in other income in our condensed consolidated statement of operations and comprehensive loss and ($2,085) is recorded in other comprehensive loss due to the change in credit spread from issuance to June 30, 2026. The portion of the total change in the fair value of the November 2025 Convertible Notes that is attributable to changes in the Company’s own credit risk (the “credit component”) is estimated each reporting date using a with-and-without approach. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (34.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (33.0%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

The Company used the binomial lattice framework to determine the fair value of each maturity payout. Accordingly, the valuation uses a range of level 3 inputs to evaluate each maturity payout individually. The range of level 3 inputs used as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Stock price	$3.10	$4.45
Exercise price	92% VWAP or $25.00	92% VWAP or $25.00
Contractual term (year)	0.07-0.24	0.16-0.90
Volatility	75.7% - 380.8%	58.1% - 97.3%
Risk-free rate	3.67% - 3.82%	3.47% - 3.66%

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

The Company recognized an income tax benefit of $133,629 and an income tax expense $13,868,598 for the three months ended June 30, 2026 and 2025, respectively. The Company recognized an income tax benefit of $26,805 and an income tax expense of $12,397,768 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company’s effective tax rate was 3.7% and (200.1)%, respectively. For the six months ended June 30, 2026, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to the permanent differences, state taxes, and change in valuation allowance. For the six months ended June 30, 2025, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to permanent differences, state taxes, global intangible low-taxed income related to the Company’s foreign subsidiary, and the ratio of forecasted permanent book-tax differences compared to forecasted pre-tax income used in the AETR method is higher than it is expected to be at year-end, elevating the interim effective tax-rate.

The Company reassessed the realizability of its net deferred tax assets as of June 30, 2026. After considering all available positive and negative evidence, including cumulative losses in recent periods and updated projections of future taxable income, the Company concluded that it remains more likely than not that its net deferred tax assets will not be realized. Accordingly, a full valuation allowance recorded continues to be maintained.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 14 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit is valid for a seven-year term and was amended in December 2025 to extend to March 31, 2033. The Company leases office space in Beverly Hills, California pursuant to a lease agreement, as amended, with an original commencement date of April 5, 2018, which was extended for an additional 86-month term commencing December 1, 2025 and expiring January 31, 2033, with one five-year renewal option but the Company is not reasonably certain to exercise the option at lease commencement. For purposes of measuring the right-of-use asset and lease liability under ASC 842, the Company applied an incremental borrowing rate of 8.50%. The incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In determining that rate, the company considers prevailing economic conditions at the commencement date, as well as factors such as company-specific credit risk, term of the lease and options, and the effect of collateralization based on the nature and quality of the underlying asset. As of June 30, 2026 and December 31, 2025, the Company’s net operating lease right-of-use assets amounted to $4,687,027 and $4,722,366, respectively. The Company had variable lease payments of approximately $4,326 and $37,865 during the three months ended June 30, 2026 and 2025, respectively, which consisted primarily of common area maintenance charges and administrative fees. The Company had variable lease payments of approximately $6,950 and $76,142 during the six months ended June 30, 2026 and 2025, respectively, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$289,522	$425,743	$565,979	$848,780

Supplemental information related to operating leases for lease liabilities as of June 30, 2026 and 2025, is as follows:

	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$373,866	$848,273
Weighted average remaining lease term	6.4 years	0.8 years
Weighted average discount rate	8.41%	5.01%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of June 30, 2026 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
Remainder of 2026	$419,747	$194,343	$225,404
2027	888,835	360,650	528,185
2028	918,283	312,728	605,555
2029	947,755	258,389	689,366
2030	985,042	196,076	788,966
Thereafter	2,133,776	170,043	1,963,733
Total future lease payments	$6,293,438	$1,492,229	$4,801,209

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On March 14, 2023, Bel Air Soto, LLC (“Plaintiff”) filed suit in the Superior Court of California, County of Los Angeles, against Snail Games USA Inc. and INDIEV, an affiliate company that is owned by Mr. Hai Shi, the Company’s Founder, Chief Executive Officer, Chief Strategy Officer, and Chairman, for breach of contract and related claims arising out of a commercial lease for premises located in Los Angeles County. Plaintiff alleges that the defendants exercised an option to extend the lease and was harmed when defendants instead terminated the lease and vacated the premises. The complaint seeks damages in excess of $3 million. The Company disputes the allegations and the amount of damages. The Company has responded to the complaint with an answer and cross-complaint. The cross-complaint seeks return for the $130,000 security deposit. The landlord has answered and denied the allegations of the cross-complaint. Snail Games USA Inc. denies exercising the option to extend and has vigorously defended against the claims asserted. The Plaintiff amended its complaint to expand its claims in the ongoing litigation by adding Mr. Hai Shi and the Company as additional defendants. The landlord alleges that the Company is exclusively controlled by Mr. Shi and they act as the alter egos of Snail Games USA, Inc. and INDIEV and therefore should be liable for the underlying liability. Once again, the Company denies these allegations and will vigorously defend against these new claims. The present trial date is December 2, 2026.

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

Commitments

The Company routinely enters contracts with related party developers for the development of new games. These agreements ordinarily include contractual payments to the developers for several milestones that occur at various times through 2026. The aggregate amount of development commitments to related party developers is $2.2 million as of June 30, 2026. The Company also has a license agreement with its related party SDE for the exclusive publishing rights of the ARK franchise. In consideration of the publishing rights the Company will pay SDE a fixed monthly license fee of $1.5 million until ARK II releases. Our commitments assume satisfactory performance by our related party software developer. See Note 10 – Accounts Payable – Related Party and Note 19 – Subsequent Events for more information.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 16 – LOSS PER SHARE

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic Loss Per Share:
Net loss attributable to Class A common stockholders	$(989,812)	$(3,775,300)	$(258,255)	$(4,210,496)
Net loss attributable to Class B common stockholders	(2,050,937)	(12,787,124)	(647,788)	(14,297,937)

Total net loss attributable to Snail Inc.	$(3,040,749)	$(16,562,424)	$(906,043)	$(18,508,433)
Class A weighted average shares outstanding - basic	2,774,897	1,697,559	2,292,247	1,693,192
Class B weighted average shares outstanding - basic	5,749,716	5,749,716	5,749,716	5,749,716
Class A and B basic loss per share	$(0.36)	$(2.22)	$(0.11)	$(2.49)

Diluted Loss Per Share:
Net loss attributable to Class A common stockholders	$(989,812)	$(3,775,300)	$(258,255)	$(4,210,496)
Dilutive effects of convertible note warrants	—	—	—	—
Dilutive effect of equity line of credit warrants	—	—	—	(5,918)
Net loss attributable to Class A common stockholders	$(989,812)	$(3,775,300)	$(258,255)	$(4,216,414)
Net loss attributable to Class B common stockholders	$(2,050,937)	$(12,787,124)	$(647,788)	$(14,297,937)
Dilutive effects of convertible note warrants	—	—	—	—
Dilutive effect of equity line of credit warrants	—	—	—	(20,096)
Net loss attributable to Class B common stockholders	$(2,050,937)	$(12,787,124)	$(647,788)	$(14,318,033)
Class A weighted average shares outstanding – basic	$2,774,897	$1,697,559	$2,292,247	$1,693,192
Dilutive effects of convertible note warrants	—	—	—	—
Dilutive effect of equity line of credit warrants	—	—	—	315
Class A weighted average shares outstanding - diluted	$2,774,897	$1,697,559	$2,292,247	$1,693,507
Class B weighted average shares outstanding - basic	5,749,716	5,749,716	5,749,716	5,749,716
Dilutive effects of common stock equivalents	—	—	—	—
Class B weighted average shares outstanding - diluted	5,749,716	5,749,716	5,749,716	5,749,716
Diluted loss per Class A share	$(0.36)	$(2.22)	$(0.11)	$(2.49)
Diluted loss per Class B share	$(0.36)	$(2.22)	$(0.11)	$(2.49)

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides a listing of shares excluded from the calculation of Diluted EPS due to their anti-dilutive effects:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025	Method
Excluded Shares:
Restricted stock units outstanding	264,688	252,138	264,688	252,138	Treasury
Equity line of credit warrants	66,863	66,863	66,863	—	Treasury
Underwriters warrants	—	24,000	—	24,000	Treasury
Convertible notes	116,996	336,784	396,948	336,784	If-Converted
Convertible notes warrants	—	243,237	—	243,237	Treasury

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

Convertible Note Warrants

On August 24, 2023, the Company issued warrants in connection with its convertible debt for the purchase of 142,857 shares (the “Convertible Note Warrants”). The Convertible Note Warrants were accounted for as liabilities and were included in the accrued expenses and other liabilities in the condensed consolidated balance sheets. The Convertible Note Warrants could have required partial cash settlement in the future, included various adjustment provisions, met the definition of a derivative and were classified as a liability, as such the warrants were measured at fair value in accordance with ASC 815 – “Derivatives and Hedging”.

The convertible note warrants allowed the Investors to purchase an aggregate of 142,857 shares of the Company’s Class A common stock at an exercise price of $9.45. The warrants could be exercised, subject to certain ownership limitations, in whole or in part during the exercise period commencing on November 24, 2023 and ending on the date that was five years thereafter.

The exercise price and the number of shares of the warrants were subject to adjustment for standard anti-dilution provisions and also for subsequent issuance at a price lower than the then exercise price and adjustments to the strike price of other equity-linked instruments to a lower price than the then exercise price.

Due to their adjustment provisions, the warrants are classified as a liability on the condensed consolidated balance sheet. In January 2024 there was a conversion which triggered anti-dilutive features of the convertible note warrants, decreasing the exercise price and increasing the number of outstanding convertible notes warrants to 243,237. The warrants were fully exercised via a cashless exercise. The fair value of the warrants at issuance was estimated using a Black-Scholes pricing model as of December 31, 2025 as follows:

December 31, 2025
Stock price	$4.45
Exercise price	$4.20
Contractual term (years)	2.90
Volatility	88.7%
Risk-free rate	3.51%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5% as it is generally accepted that market participants to not pay for the full volatility.

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income. The measured fair value may be uncertain due to the use of unobservable inputs. At June 30, 2026 and December 31, 2025, the fair value of the warrant liability was $0 and $632,876, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three and six months ended June 30, 2026, respectively, amounted to a loss of $304,862 and income of $26,336 included in other income in our condensed consolidated statements of operations and comprehensive loss. The changes in fair value during the three and six months ended June 30, 2025, amounted to a loss and income of $429,403 and $58,455, respectively, included in other income in our condensed consolidated statements of operations and comprehensive loss.

During the six months ended June 30, 2026, the Investors exercised 243,237 of the outstanding convertible note warrants via a cashless exercise for which they received 148,612 shares of our Class A common stock and the Company recorded a loss of $304,862 upon revaluation of the exercised warrants. During the six months ended June 30, 2025, the Investors exercised 37,857 warrants, for which the Company received $159,000 in proceeds and recorded a loss of $128,085 upon revaluation of the exercised warrants. The losses are included in other income in our condensed consolidated statements of our operations and comprehensive loss. As of June 30, 2026, all 243,237 of convertible notes warrants have been exercised.

The Convertible Notes Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the three and six months ended June 30, 2026 and 2025, was as follows:

	Value	Warrants
Fair value, at December 31, 2025	$632,876	243,237
Change in fair value	(331,197)	—
Exercises	—	—
Fair value, at March 31, 2026	$301,679	243,237
Change in fair value	304,862	—
Exercises	(606,541)	(243,237)
Fair value, at June 30, 2026	$—	—

	Value	Warrants
Fair value, at December 31, 2024	$1,448,109	281,094
Change in fair value	(487,857)	—
Exercises	(323,113)	(37,857)
Fair value, at March 31, 2025	$637,139	243,237
Change in fair value	429,403	—
Fair value, at June 30, 2025	$1,066,542	243,237

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

Concurrently with the signing of the Equity Line Purchase Agreement, the Company issued the equity line warrant to purchase 73,529 shares of its Class A common stock to the investor as a commitment fee.

We have registered shares for potential issuance on exercise of the warrants, or drawing of the equity line, on a Registration Statement on Form S-1 that was declared effective on October 30, 2023. As of December 31, 2025, we have not sold any Class A common stock under the Equity Line Purchase Agreement and the agreement has expired.

Equity Line Warrants

On August 24, 2023, the Company issued a warrant to an investor (the “Equity Line Warrant”) for the purchase of 73,529 shares of Class A common stock in consideration of the investor’s commitment to purchase Class A common stock. The fair value of the Equity Line Warrant is recorded as a warrant liability and is included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The Equity Line Warrants may require partial cash settlement in the future, include various adjustment provisions, meet the definition of a derivative and are classified as a liability, as such the warrants are measured at fair value in accordance with ASC 815 – “Derivatives and Hedging”.

The Investors warrants allow them to purchase the 73,529 shares of the Company’s Class A common stock for an exercise price of $7.50. The warrants can be exercised, subject to certain ownership limitations, in whole or in part during the exercise period commencing on August 24, 2023 and ending on the date that is five years thereafter.

The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions, for subsequent common share issuance at a price lower than the then exercise price of the warrants and adjustments to the strike price of other equity-linked instruments to a lower price than the then exercise price of the warrants.

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants has been estimated using a Black-Scholes pricing model as of June 30, 2026 and December 31, 2025 as follows:

	June 30, 2026	December 31, 2025
Stock price	$3.10	$4.45
Exercise price	$7.50	$7.50
Contractual term (years)	2.15	2.65
Volatility	154.6%	98.4%
Risk-free rate	4.10%	3.49%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5%.

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At June 30, 2026 and December 31, 2025, the fair value of the warrant liability was $130,768 and $143,675, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three and six months ended June 30, 2026, amounted to (expense) income of ($66,554) and $12,907, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive loss. The changes in fair value during the three and six months ended June 30, 2025, amounted to (expense) income of ($118,732) and $32,929, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, 6,667 warrants have been exercised.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The Equity Line Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the three and six months ended June 30, 2026 and 2025, was as follows:

	Value	Warrants
Fair value, at December 31, 2025	$143,675	66,863
Change in fair value	(79,461)	—
Fair value at March 31, 2026	$64,214	66,863
Change in fair value	66,554	—
Fair value at June 30, 2026	$130,768	$66,863

	Value	Warrants
Fair value, at December 31, 2024	$292,004	66,863
Change in fair value	(151,661)	—
Fair value, at March 31, 2025	$140,343	66,863
Change in fair value	118,732	—
Fair value, at June 30, 2025	$259,075	66,863

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units’ activity with directors for the six months ended June 30, 2026 and 2025, respectively:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2026	13,333	$6.75
Granted	39,216	4.59
Vested	(13,333)	6.75
Forfeited or cancelled	—	—
Outstanding as of June 30, 2026	39,216	$4.59

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	—	$—
Granted	67,554	6.75
Vested	(40,888)	6.75
Forfeited or cancelled	—	—
Outstanding as of June 30, 2025	26,666	$6.75

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the six months ended June 30, 2026 and 2025.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2026	225,471	$25.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of June 30, 2026	225,471	$25.00

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	228,456	$25.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(2,985)	(25.00)
Outstanding as of June 30, 2025	225,471	$—

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

As of June 30, 2026, 270,055 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $13.60 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the six months ended June 30, 2026 and 2025.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2026, the Company determined that it is probable that the Company will not meet the performance-based milestones required by the RSU’s granted to employees. During the three months ended March 31, 2025, the Company determined it is probable it will meet the performance-based milestones required by said RSU’s, then in the three months ended June 30, 2025, the milestone was reverted back to not probable.

Stock-based compensation expense (income) resulting from RSUs and PSUs of $56,250 and ($562,731) are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense resulting from RSUs and PSUs of $95,556 and $257,642 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense (income) resulting from PSUs of $2,785 and ($32,196) are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense resulting from PSUs of $5,574 and $23,246 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026 and 2025, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the six months ended June 30, 2026 and 2025, the Company recognized approximately $21,223 of deferred income tax expense, and $62,898 of deferred income tax expense, respectively, related to our stock-based compensation expense.

As of June 30, 2026, our total unrecognized compensation cost related to RSUs and PSUs was approximately $0.8 million and is expected to be recognized over a weighted-average service period of 0.9 years.

NOTE 18 – OPERATING SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) is our Founder, Chief Executive Officer, Chief Strategy Officer, and Chairman Mr. Hai Shi. The CODM assesses performance and decides how to allocate resources based on net income (loss) to evaluate operational efficiency and direct resources of the Company. Segment assets are reported on the condensed consolidated balance sheets as total assets. The table below presents segment revenue, operating profit and significant expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues, net	$19,676,448	$22,185,750	$46,971,102	$42,296,622
Cost of revenues	11,988,665	15,231,005	27,626,878	29,494,350

Gross profit	7,687,783	6,954,745	19,344,224	12,802,272

Operating expenses:
Salaries and wages	1,936,836	2,729,107	3,956,577	5,622,187
Public company expenses	377,009	198,293	546,838	361,799
General and administrative	2,661,405	547,689	5,122,592	2,455,454
Research and development	4,453,153	3,293,409	8,467,822	6,903,154
Advertising and marketing	814,705	1,520,201	1,683,494	2,826,567
Depreciation and amortization	12,834	67,761	25,568	135,665
Impairment of film assets	96,838	415,719	165,987	415,719
Total operating expenses	10,352,780	8,772,179	19,968,878	18,720,545

Loss from operations	(2,664,997)	(1,817,434)	(624,654)	(5,918,273)

Total other expense, net	(509,906)	(876,674)	(308,869)	(193,630)

Loss before (benefit from) provision for income taxes	(3,174,903)	(2,694,108)	(933,523)	(6,111,903)

(Benefit from) provision for income taxes	(133,629)	13,868,598	(26,805)	12,397,768

Net loss	$(3,041,274)	$(16,562,706)	$(906,718)	$(18,509,671)

Depreciation expense is consistent with those presented in the condensed consolidated statements of cash flows. There are no additional segment items requiring separate disclosure. Interest income, interest expense, other income and foreign currency transactions are captured in the total other expense, net line item. The Company continues to report revenue by geographic region as part of its revenue disclosures, see Note 3 – Revenue from Contracts with Customers. The CFO provides reports to the CODM for key decision making purposes.

NOTE 19 – SUBSEQUENT EVENTS

●	As disclosed in Note 1, the Company effected a 1-for-5 reverse stock split of its Class A and Class B Common Stock, par value $0.0001 per share. The Company’s Class A common stock began trading on a split-adjusted basis on July 6, 2026.
●	On July 1, 2026, we received written notice from the Nasdaq Listing Qualifications Department notifying us that Nasdaq had determined to delist our Class A common stock from The Nasdaq Capital Market as a result of our continued noncompliance with Nasdaq’s minimum bid price requirement. We subsequently requested a hearing before the Nasdaq Hearings Panel to appeal this determination, and a hearing is scheduled for August 13, 2026.
●	Earlier in the year, we received a deficiency letter from the Nasdaq Staff notifying us that we were not in compliance with the requirement to maintain a minimum of $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years (the “Net Income Requirement”). Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) a minimum stockholders’ equity requirement of at least $2,500,000 (collectively with the Net Income Requirement, the “Nasdaq Requirements”). On July 21, 2026, we received a letter from the Nasdaq Listing Qualifications Department confirming that we had then regained compliance with the minimum bid price requirement. The letter further noted that the hearing on August 13, 2026 will proceed as scheduled due to our continued noncompliance with Nasdaq’s requirements relating to net income, market value of listed securities, and stockholders’ equity.
●	On August 5, 2026, Interactive Films, LLC entered into a Short Drama Production Business Agreement with Suzhou Snail Digital Technology Co., Ltd. for technical development, marketing, and commercial operation services related to the SaltyTV platform, covering the period from August 1, 2026 through July 31, 2027 for a total contract sum of $864,000, payable in four quarterly installments of $216,000 beginning September 30, 2026.
●	On August 5, 2026, Snail Games USA entered into a Game Testing Service Agreement with Suzhou Snail Digital Technology Co., Ltd. for functionality, compatibility, network, compliance, regression, and cross-platform game testing services, covering the period from August 1, 2026 through July 31, 2027 for a total contract sum of $252,000, payable in four quarterly installments of $63,000 beginning September 30, 2026.
●	After the close of the quarter, between July 10 and July 30, 2026, the Company issued an additional 112,341 shares pursuant to its ATM offering for gross proceeds of $582,763. As of July 30, 2026, total current activity under the ATM program yielded cumulative gross proceeds of $4,950,626 through the issuance of 771,770 shares.

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

On July 2, 2026, we effected the Reverse Stock Split of our outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-5. We have retrospectively adjusted all references to Class A common stock, Class B common stock, stock warrants to purchase common stock, stock options to purchase common stock, share data, per share data and related information contained in the following discussion to reflect the effect of the Reverse Stock Split.

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved, which has consistently ranked among top-grossing titles on Steam. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 112.4 million console and PC installs through June 30, 2026. See below for discussion of key performance metrics and non-GAAP measures. In the three and six months ended June 30, 2026, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 225,000 and 238,000 daily active users (“DAUs”) on the Steam and Epic platforms, as compared to 242,000 and 242,000 in the three and six months ended June 30, 2025, respectively. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended June 30, 2026 and 2025, we generated 83.0% and 90.1%, respectively, of our revenues from the ARK franchise. For the six months ended June 30, 2026 and 2025, we generated 84.6% and 90.8%, respectively, of our revenues from the ARK franchise

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through June 30, 2026, our ARK franchise game has been played for 4.5 billion hours with an average playing time per user of 160 hours and with the top 21.3% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended June 30, 2026 and 2025, our net revenue was $19.7 million and $22.2 million, respectively. For the six months ended June 30, 2026 and 2025, our net revenue was $47.0 million and $42.3 million, respectively. During the three months ended June 30, 2026, approximately 36.0% of our revenue came from consoles, 55.1% from PC and 6.9% from mobile as compared to 42.8% from consoles, 45.2% from PC and 9.2% from mobile during the three months ended June 30, 2025. During the six month ended June 30, 2026, approximately 32.7% of our revenue came from consoles, 59.6% came from PC and 6.0% from mobile platforms as compared to 42.1% from consoles, 45.0% from PC and 10.4% from mobile platforms during the six month ended June 30, 2025. We had a net loss of $3.0 million compared to a net loss of $16.6 million, for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, we had a net loss of $0.9 million as compared to net loss of $18.5 million for the six months ended June 30, 2025.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

Investments in our content strategy

We continuously evaluate and invest in content strategy to improve and innovate our games and features and to develop current technological platforms. We are currently actively investing in expanding our gaming pipeline as well as developing media related to our gaming intellectual property. We also continue to invest to grow our micro-influencer platform, NOIZ, by attracting new influencers and brand customers. We have established a new division internally under the Interactive Films brand. This division will focus on creating content in the vertical short film segment of the digital entertainment market. The mobile application has already launched on iOS and Android platforms. As of June 30, 2026, we have released over 300 short film dramas on the SaltyTV app. We expect a consistent roll out of new short film dramas. Short film dramas include internally produced and licensed films from external organizations.

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 60.4 million units between January 1, 2016 and June 30, 2026. During the three months ended June 30, 2026, we sold 2.0 million units compared to 2.1 million in the three months ended June 30, 2025. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

At Game Developers Conference (“GDC”) 2026, we provided key updates regarding our product pipeline and unveiled new intellectual property. We provided an exclusive look at For the Stars, our upcoming open-universe AAA space survival RPG. The title continues to progress, with demonstrations of its open-ended exploration and player-driven research systems presented at the GDC Tech Demo Stage. We introduced PixARK Worlds, a new title in development by Studio Sirens and Snail Games, created with guidance from Studio Wildcard, featuring revolutionary user-generated content designed. In broadening our indie portfolio, we officially announced Gobby Gang, a new cooperative multiplayer party game on the Steam platform.

During the second quarter of 2026, we continued to execute on our multi-year expansion strategy for our foundational ARK franchise, celebrating the game’s 11-year anniversary on June 2, 2026. Building upon the momentum of our first-quarter releases, we launched the ARK: Fantastic Tames Season 1 expansion pack in May 2026. At IGN Live in June 2026, we unveiled new ARK franchise content, laying the necessary groundwork for our third-quarter launches in July 2026, which included ARK: Genesis Part 1 Ascended, ARK: Tides of Fortune, and the ARK: Dragontopia DLC. We anticipate this consistent release cadence will provide significant and ongoing revenue visibility.

A core component of our long-term growth strategy is diversifying our revenue profile beyond the ARK ecosystem by investing in internally developed and third-party titles. Bellwright, our medieval survival strategy title, maintained its strong PC momentum and officially expanded its market reach with a launch on PlayStation and Xbox consoles on June 9, 2026.

As part of our ongoing initiative to expand our third-party publishing portfolio, our indie publisher label, Wandering Wizard, launched Above the Snow in April 2026. In May 2026, we further highlighted the progress of our strategic Polish studio partnerships via our upcoming bioengineering survival adventure, Honeycomb: The World Beyond. To reinforce our long-term global expansion, we attended Gamescom LATAM in May 2026 to explore publishing partnerships in one of gaming’s largest and fastest-growing markets. Furthermore, we continued to broaden our expanded universe portfolio by unveiling the upcoming PixARK: Terracrypt DLC on June 25, 2026, capitalizing on strong player engagement during the 2026 Steam Summer Sale.

Film and TV

We continue to build on our short film mobile application, SaltyTV, to bring more exclusive, original stories from heart-racing thrillers to jaw-dropping romances to our viewers. As of June 30, 2026, we have released over 300 short film dramas, on the SaltyTV app. We expect a consistent roll out of new short film dramas throughout 2026 and beyond.

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

During the second quarter of 2026, we continued to utilize our at-the-market (“ATM”) offering program to support liquidity and strategic initiatives. On May 20, 2026, we filed a prospectus supplement to offer and sell up to $3,660,000 of Class A common stock under the ATM Offering pursuant to our existing shelf registration statement on Form S-3 (No. 333-282030). During the three months ended June 30, 2026, we sold 659,429 shares of Class A common stock under the ATM offering for gross proceeds of $4,367,863. Subsequent to June 30, 2026, we sold an aggregate of 112,341 shares of Class A common stock under the ATM offering for gross proceeds of $582,763.

Nasdaq Compliance

On December 30, 2025, we received written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for thirty (30) consecutive business days from November 11, 2025 through December 29, 2025, our Class A common stock did not maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). At that time, we were afforded 180 calendar days, or until June 29, 2026, to regain compliance with the Minimum Bid Price Requirement.

Compliance could have been achieved if the closing bid price of our Class A common stock were at or above $1.00 for a minimum of ten (10) consecutive business days at any time during the 180-day compliance period, although Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than ten (10) consecutive business days before determining that a company complies.

On March 26, 2026, we received another deficiency letter (the “Letter”) from the Nasdaq Staff notifying us that we were not in compliance with the requirement to maintain a minimum of $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years (the “Net Income Requirement”). Although we reported net income from continuing operations in our Condensed Consolidated Statement of Operations for the year ended December 31, 2024, we reported net losses from continuing operations in our Condensed Consolidated Statements of Operations for the years ended December 31, 2023 and 2025. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) a minimum stockholders’ equity requirement of at least $2,500,000 (collectively with the Net Income Requirement, the “Nasdaq Requirements”).

In accordance with Nasdaq rules, we submitted a plan to the Staff to regain compliance (the “Compliance Plan”) with the Nasdaq Requirements on May 11, 2026. On May 20, 2026, we received a letter from Nasdaq (the “Extension Letter”) stating that the Compliance Plan was accepted and that we would have until September 22, 2026, to evidence compliance with the Nasdaq Requirements. The Extension Letter further stated that if we fail to evidence compliance with the Nasdaq Requirements upon filing our quarterly report for the quarter ending September 30, 2026, our Class A common stock will be subject to delisting.

On July 1, 2026, we received written notice from the Nasdaq Staff notifying us that Nasdaq had determined to delist our Class A common stock from The Nasdaq Capital Market as a result of our continued noncompliance with the Minimum Bid Price requirement (the “Staff Determination”). We subsequently requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff Determination, and a hearing is scheduled for August 13, 2026. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. There can be no assurance that the Company will be successful in any appeal or that it will be able to regain compliance with Nasdaq’s listing requirements within the timeframe that may be provided by the Panel, or at all.

On July 2, 2026, we effected the Reverse Stock Split of our outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-5. The Class A common stock began trading on the Nasdaq Capital Market on a split-adjusted basis on July 6, 2026. On July 21, 2026, we received a letter from the Nasdaq Staff confirming that we had then regained compliance with the Minimum Bid Price Requirement. The letter further noted that the hearing on August 13, 2026 will proceed as scheduled due to our continued noncompliance with the Nasdaq Requirements.

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

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 3.7% differed from the federal statutory tax rate of 21% primarily due to state income taxes, permanent differences, and change in valuation allowance.

Results of Operations

Comparison of the three months ended June 30, 2026 versus the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Revenues, net	$19.7	$22.2	$(2.5)	(11.3)%
Cost of revenues	12.0	15.2	(3.2)	(21.3)%
Gross profit	7.7	7.0	0.7	10.5%
Operating expenses:
General and administrative	5.0	3.5	1.5	43.2%
Research and development	4.5	3.3	1.2	35.2%
Advertising and marketing	0.8	1.5	(0.7)	(46.4)%
Depreciation	—	0.1	(0.1)	(81.1)%
Impairment of film assets	0.1	0.4	(0.3)	(76.7)%
Total operating expenses	10.4	8.8	1.6	18.0%
Loss from operations	$(2.7)	$(1.8)	$(0.9)	46.6%

Revenues

Net revenues for the three months ended June 30, 2026 decreased by $2.5 million, or 11.3%, compared to the three months ended June 30, 2025. Net revenue decreased by $2.5 million primarily attributed to a $4.2 million decrease in sales from ARK: Survival Ascended, a decrease of $1.8 million in sales from ARK: Survival Evolved, a decrease of $0.4 million in ARK: Ultimate Mobile Edition, a decrease of $0.2 million from SaltyTV and a decrease of $0.2 million of other various titles. The decrease in revenue was partially offset by an increase in revenues related to Bellwright of $1.5 million, and $2.8 million change in deferred revenues for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Cost of revenues

Cost of revenues for the three months ended June 30, 2026 decreased by $3.2 million, or 21.3% when compared to the three months ended June 30, 2025, primarily due to lower license royalties costs driven by a decrease in revenue during the period and a reduction in monthly licensing cost to SDE.

Cost of revenues for the three months ended June 30, 2026 and 2025 comprised the following:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Software license royalties – related parties	$4.5	$5.8	$(1.2)	(21.4)%
Licensing fees – related party	4.8	6.0	(1.3)	(20.8)%
License and amortization	0.3	0.4	(0.2)	(40.7)%
Merchant fees	0.3	0.5	(0.2)	(40.5)%
Engine fees	0.8	0.9	(0.1)	(13.1)%
Internet, server and data center	1.3	1.5	(0.2)	(13.1)%
Other	—	0.1	(0.1)	(95.6)%
Total:	$12.0	$15.2	$(3.2)	(21.3)%

Cost of revenues decreased for the three months ended June 30, 2026 primarily due to a $1.2 million decrease in software license royalties – related parties, resulting from a decrease in ARK sales, a decrease in licensing fees – related party of $1.3 million due to a reduction in licensing costs to SDE, a decrease in license and amortization of $0.2 million primarily due to a lower depreciable base, a decrease in merchant fees of $0.2 million related to ARK: Ultimate Mobile Edition revenues, and a decrease in internet, server and data center costs of $0.2 million due to lower server utilization and a decrease in engine fees of $0.1 million.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2026 increased by $1.5 million, or 43.2%, compared to the three months ended June 30, 2025. The increase in general and administrative expenses was due to an increase in salaries and wages of $0.6 million, an increase in contractors expense of $0.3 million, an increase in public company costs of $0.2 million, an increase in office expense of $0.2 million, an increase of $0.1 million in legal and professional fees, and an increase in insurance costs of $0.1 million.

Research and development expenses

Research and development expenses for the three months ended June 30, 2026 increased by $1.2 million, or 35.2%, compared to the three months ended June 30, 2025. The increase in research and development expenses was due to an increase in internal research and development salaries as the Company continues to expand its internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the three months ended June 30, 2026 decreased by $0.7 million, or 46.4%, compared to the three months ended June 30, 2025. The decrease in advertising and marketing expenses was primarily attributable to large promotional costs related to the launch of ARK: Aquatica and higher marketing costs for SaltyTV application in 2025.

Impairment of film assets

Impairment of film assets for the three months ended June 30, 2026 decreased by $0.3 million, or 76.7%, compared to the three months ended June 30, 2025. The decrease was due to the impairment of two film assets during the three months ended June 30, 2026, as compared to the impairment of four film assets during the three months ended June 30, 2025.

Other Factors Affecting Net Income (Loss)

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Interest expense	$(0.2)	$(0.2)	$—	(10.1)%
Other expense	(0.4)	(0.7)	0.3	(41.4)%
Income tax (provision) benefit	0.1	(13.9)	14.0	(100.8)%

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense remained relatively consistent for the three months ended June 30, 2026, due to the lower outstanding debt following the conversion of the October 2025 Convertible Note and November 2025 Convertible Notes during the second quarter of 2026.

Other expense

Other expense was $0.4 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. There was a decrease in the revaluation of convertible notes of $0.1 million and a decrease in the revaluation of warrant liabilities of $0.2 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

(Provision for) benefit from income taxes

The Company had an income tax benefit of $0.1 million and an income tax provision of $13.9 million for the three months ended June 30, 2026 and 2025, respectively. This is primarily due to the impact of the valuation allowance recorded against U.S. net deferred tax assets in 2025. Our effective income tax rate was 4% and (515%) during the three months ended June 30, 2026 and 2025, respectively.

Comparison of the six months ended June 30, 2026 versus the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Revenues, net	$47.0	$42.3	$4.7	11.1%
Cost of revenues	27.6	29.5	(1.9)	(6.3)%
Gross profit	19.4	12.8	6.5	51.1%
Operating expenses:
General and administrative	9.6	8.5	1.2	14.1%
Research and development	8.5	6.9	1.6	22.7%
Advertising and marketing	1.7	2.8	(1.1)	(40.4)%
Depreciation and amortization	—	0.1	(0.1)	(81.2)%
Impairment of film assets	0.2	0.4	(0.2)	(60.1)%
Total operating expenses	20.0	18.7	1.2	6.7%
Loss from operations	$(0.6)	$(5.9)	$5.3	(89.4)%

Revenues

Net revenues for the six months ended June 30, 2026 increased by $4.7 million, or 11.1%, compared to the six months ended June 30, 2025. Net revenue increased by $4.7 million primarily attributed to a $3.6 million increase in sales of Bellwright and a $5.3 million change in deferred revenues. The increase in revenue was partially offset by a decrease in revenue from ARK: Survival Evolved of $2.7 million, a decrease of $1.4 million attributable to lower sales of ARK: Survival Ascended, a decrease in revenue of SaltyTV application of $0.1 million, and a decrease in revenue of $0.1 million from 5th Street in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Cost of revenues

Cost of revenues for the six months ended June 30, 2026 decreased by $1.9 million, or 6.3%, compared to the six months ended June 30, 2025.

Cost of revenues for the six months ended June 30, 2026 and 2025 comprised the following:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Software license royalties – related parties	$10.9	$11.0	$(0.2)	(1.6)%
Software license royalties	0.1	0.1	—	23.0%
Licensing fees – related party	11.0	12.0	(1.0)	(8.3)%
License and amortization	0.6	0.7	(0.1)	(16.5)%
Merchant fees	0.6	1.0	(0.4)	(40.6)%
Engine fees	1.8	1.8	0.1	4.2%
Internet, server and data center	2.6	2.8	(0.2)	(7.2)%
Other	—	0.1	—	(75.9)%
Total:	$27.6	$29.5	$(1.9)	(6.3)%

The decrease in cost of revenues for the six months ended June 30, 2026 is due to a decrease of $0.2 million in software license royalties – related parties, a result of decreased ARK revenues, a decrease of $1.0 million in licensing fees – related party due to decreased licensing costs to SDE, a decrease in license and amortization of $0.1 million primarily due to a lower depreciable base, a decrease in merchant fees of $0.4 million related to a reduction in ARK: Ultimate Mobile Edition revenues, a decrease of $0.2 million in internet, server and data center, partially offset by an increase in engine fees of $0.1 million.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2026 increased by $1.2 million, or 14.1%, compared to the six months ended June 30, 2025. The increase in general and administrative expenses was due to larger contractors expense of $0.7 million, an increase in office expense of $0.2 million, an increase in legal and professional fees of $0.2 million, an increase in public company expenses of $0.2 million, partially offset by a decrease in rent expense of $0.3 million.

Research and development expenses

Research and development expenses for the six months ended June 30, 2026 increased by $1.6 million, or 22.7%, compared to the six months ended June 30, 2025. The increase in research and development expenses was due to the outsourced development of For the Stars and Nine Yin Sutra: Immortal paid through Suzhou Snail and an increase in internal research and development salaries as the Company continues to expand its internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the six months ended June 30, 2026 decreased by $1.1 million, or 40.4%, compared to the six months ended June 30, 2025. The decrease was primarily attributable to higher advertising and marketing expenses during the six months ended June 30, 2025, which included higher costs associated with the Company’s presence at the Game Developers Conference (“GDC”) and increased advertising campaigns for our ARK: Aquatica and Wandering Wizard titles and SaltyTV application and related offerings.

Impairment of film assets

Impairment of film assets for the six months ended June 30, 2026 decreased by $0.2 million, or 60.1%, compared to the six months ended June 30, 2025. The decrease in impairment of film assets was due to the Company’s underperformance of two films during the six months ended June 30, 2026 compared to the underperformance of four films and changes in the market conditions affecting expected future cash flow during the six months ended June 30, 2025.

Other Factors Affecting Net Income (Loss)

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Interest income	$0.1	$0.1	$—	60.8%
Interest expense	(0.4)	(0.3)	(0.1)	43.2%
Other income (expense)	(0.1)	0.1	(0.1)	(197.1)%
Income tax provision	—	(12.4)	12.4	(100.1)%

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased by $0.1 million for the six months ended June 30, 2026 because of higher average debt during the six months ended June 30, 2026.

Other income (expense)

Other income decreased by $0.1 million for the six months ended June 30, 2026, in comparison to the six months ended June 30, 2025. The decrease is due to the recognition of a $0.1 million expense due to the revaluation of convertible notes and $0.1 million expense due to the revaluation of warrants in the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Provision for income taxes

The Company had provision of income taxes of $0 million and $12.4 million for the six months ended June 30, 2026 and 2025, respectively. This is primarily due to the impact of the valuation allowance recorded against U.S. net deferred tax assets. Our effective income tax rate was 3% and (203%) during the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in millions)
Units Sold(1)	2.0	2.1	(0.1)	(7.1)%	4.2	3.7	0.5	13.8%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units sold decreased during the three months ended June 30, 2026, by 0.1 million units or 7.1%, as compared to the three months ended June 30, 2025. The Company’s units sold decreased due to decreased sales of ARK franchise IPs by 0.2 million units, partially offset by an increase in sales of Bellwright of 0.1 million units. Units sold increased during the six months ended June 30, 2026, by 0.5 million units or 13.8% as compared to the six months ended June 30, 2025. The Company’s units sold increased due to the sale of ARK: Survival Ascended of 1.0 million units and an increase in sales of Bellwright of 0.2 million units, partially offset by a decrease in sales of ARK: Survival Evolved of 0.7 million units.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions)
Total net revenue	$19.7	$22.2	$(2.5)	(11.3)%	$47.0	$42.3	$4.7	11.1%
Change in deferred net revenue	2.1	4.9	(2.8)	(57.6)%	1.7	7.1	(5.4)	(75.5)%
Bookings	$21.8	$27.1	$(5.3)	(19.7)%	$48.7	$49.4	$(0.7)	(1.4)%

For the three months ended June 30, 2026, bookings decreased by $5.3 million or 19.7%, compared to the three months ended June 30, 2025, primarily due to lower sales of ARK: Survival Ascended and ARK: Survival Evolved, partially offset by bookings generated from Bellwright.

For the six months ended June 30, 2026, bookings decreased by $0.7 million, or 1.4%, compared to the six months ended June 30, 2025, primarily due to lower sales of ARK: Survival Evolved as the title continued to mature and consumer demand shifted toward ARK: Survival Ascended and its related downloadable content. The decrease was offset by increased sales of ARK: Survival Ascended and Bellwright, which benefited from promotional pricing during the period.

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

EBITDA

We define EBITDA as net loss before (i) interest expense, (ii) provision for (benefit from) income taxes, and (iii) depreciation expense, property and equipment.

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

Below is a reconciliation of net loss to EBITDA, the closest GAAP financial measure.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions)
Net loss	$(3.0)	$(16.6)	$13.5	(81.6)%	$(0.9)	$(18.5)	$17.6	(95.1)%
Interest income and interest income – related parties	(0.1)	—	(0.1)	80.9%	(0.1)	(0.1)	—	60.8%
Interest expense	0.2	0.2	—	(10.1)%	0.4	0.3	0.1	43.2%
(Benefit from) provision for income taxes	(0.1)	13.9	(14.0)	(100.8)%	—	12.4	(12.4)	(100.1)%
Depreciation expense	—	0.1	(0.1)	(81.1)%	—	0.1	(0.1)	(81.2)%
EBITDA	$(3.0)	$(2.4)	$(0.6)	23.3%	$(0.6)	$(5.8)	$5.2	(88.8)%

For the three months ended June 30, 2026, EBITDA decreased by $0.6 million, or 23.3%, compared to the three months ended June 30, 2025. The decrease was primarily driven by $14.0 million decline in the provision for income taxes, partially offset by a decrease in net loss of $13.5 million, a decrease in depreciation expense of $0.1 million, and a decrease in interest income and interest income – related parties of $0.1 million.

For the six months ended June 30, 2026, EBITDA increased by $5.2 million, or 88.8%, compared to the six months ended June 30, 2025, primarily due to a decrease in net loss of $17.6 million, partially offset by a decrease in provision for income taxes of $12.4 million.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $13.3 million and $8.6 million as of June 30, 2026 and December 31, 2025, respectively.

Our restricted cash and cash equivalents were $2.3 million and $1.9 million as of June 30, 2026 and December 31, 2025, respectively. Our restricted cash primarily consists of time deposits and is used to secure standby letters of credit with certain of our landlords and insurance providers, and to hold collateral in reserve related to our revolving line of credit.

As of June 30, 2026, our 2021 Revolving Loan has a balance of $2.5 million and is due and payable in March 2030. Additionally, in February 2025 we issued convertible notes with a stated value of $3.3 million which matured in February 2026 and have been fully repaid as of June 30, 2026. We obtained a term loan note of $3.5 million in June 2025 with a maturity date of June 2028. In October 2025, we issued a convertible note with a stated value of $2.2 million, which matures in October 2026; and in November 2025, we issued a convertible note with a par value of $1.1 million, which matures in November 2026. Additionally, we have available to issue up to $4.4 million of convertible notes to our existing noteholders. We are in compliance with our debt covenants related to the 2021 Revolving Loan, 2021 Promissory note and 2025 Term Loan for the trailing twelve months ended June 30, 2026. For the trailing twelve months ended December 31, 2025, the Company was in compliance with its debt covenants related to the 2021 Revolving Note, 2021 Promissory Note and 2025 Term Loan. There is no guarantee we will receive a waiver from the applicable lender if the covenants of the loans are breached in the future. In the event of a future breach of the debt covenants the lender has the right, but not the obligation, to declare all or any part of the debt as due immediately and cease making any advances or extend any further credit to us.

The Company has raised capital through the issuance of the convertible notes and shares of Class A common stock and through the distribution agreement entered into with our retail partner which provided advanced royalties. The need for additional capital depends on many factors, including, among other things, whether we can successfully renegotiate the terms of our debt arrangements, the rate at which our business grows, demands for working capital, revenue generated from existing DLCs and game titles and launches of new DLCs and new game titles, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to seek additional sources of capital, including, but not limited to, equity and/or debt financings. We cannot provide assurance that we will be able to successfully access any such equity or debt financings, that the required equity or debt financings would be available on terms acceptable to us, if at all, or that any such financings would not be dilutive to our stockholders.

Our current unrestricted cash position of approximately $13.3 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Net cash flows provided by (used in) operating activities	$6.9	$(2.4)	$9.3	(384.4)%
Net cash flows used in investing activities	(0.3)	(3.0)	2.7	(88.6)%
Net cash flows provided by (used in) financing activities	(1.4)	6.0	(7.4)	(123.3)%
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$5.2	$0.6	$4.6	853.8%

Operating activities

Net cash flows provided by operating activities for the six months ended June 30, 2026 increased by $9.3 million as compared to the six months ended June 30, 2025, which resulted primarily from an increase in net income of $17.6 million, an increase in accounts receivable and accounts receivable – related party of $7.2 million, an increase in prepaid taxes of $2.5 million, an increase in prepaid expenses related party and prepaid expenses and other current assets of $1.4 million, and an increase in other noncurrent assets of $0.4 million. This was partially offset by a decrease in deferred taxes of $10.8 million, a decrease in deferred revenue of $5.3 million, and a decrease in accounts payable and accounts payable – related parties of $4.2 million.

The Company had a net loss of $0.9 million and $18.5 million, for the six months ended June 30, 2026 and 2025, respectively, representing an increase of $17.6 million. The increase was primarily due to a decrease in the provision of income taxes of $12.4 million, an increase in revenue of $4.7 million, a decrease in cost of revenue of $2.0 million, partially offset by an increase in general and administrative expense of $1.2 million.

Non-cash reconciling items were $0.1 million and $12.3 million for the six months ended June 30, 2026 and 2025, respectively, representing a decrease of $12.2 million. The decrease in the non-cash reconciling items was due to a decrease in deferred taxes of $10.8 million, a decrease in impairment expenses of $0.2 million, a decrease in depreciation expense of $0.1 million, and a decrease in stock based compensation expense of $0.2 million; partially offset by an increase in amortization expense of $0.3 million.

Our accounts receivable – related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of June 30, 2026 and December 31, 2025, the net outstanding balances of receivables due from SDE were $0.0 million and $1.5 million, respectively. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5- Accounts (Payable) Receivable - Related Party to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Investing activities

Net cash flows used in investing activities for the six months ended June 30, 2026 were $0.3 million compared to $3.0 million in the six months ended June 30, 2025. Investing activities for the six months ended June 30, 2026 included $0.3 million for the acquisition of license rights to certain titles that are capitalized as research and development expenditures to be sold or marketed. Investing activities for the six months ended June 30, 2025 included $0.3 million for the acquisition of software applications, $2.0 million for the acquisition of license rights to certain titles, and $0.7 million in capitalized research and development expenditures for the development of software to be sold or marketed.

Financing activities

Net cash flows (used in) provided by financing activities for the six months ended June 30, 2026 were $1.4 million compared to $6.0 million for the six months ended June 30, 2025. Financing activities for the six months ended June 30, 2026 included a $2.5 million repayment on the 2021 Revolving Loan, $2.5 million repayment on the February 2025, October 2025 and November 2025 Convertible Notes and a $0.6 million repayment on the 2021 Promissory Note and 2025 Term Loan, partially offset by the At-The-Market common stock offering of $4.2 million. Financing activities for the six months ended June 30, 2025 included $3.0 million from the issuance of convertible notes, $3.5 million obtained from the new term loan, and $0.2 million received upon the exercise of warrants during the period. This was partially offset by the repayments of the convertible notes of $0.6 million.

Registered Offerings and Registration Statements

In October 2023, we filed a Registration Statement on Form S-1 with the SEC in connection with our issuance of convertible note, equity line of credit and warrants related to each financing as noted below.

In September 2024, we filed a universal shelf Registration Statement on Form S-3 that registered $50,000,000 of any combination of our Class A common stock, preferred stock, debt securities, warrants or units described therein, either individually or in combination with other securities. The “shelf” Registration Statement was declared effective on September 20, 2024 and was used to register pursuant to a prospectus supplement, dated August 7, 2025, to the “shelf” Registration Statement for the potential sale of shares of our Class A common stock in the “at the market offering” program with Wainwright.

On December 15, 2025, we filed a Registration Statement on Form S-1 with the SEC registering shares of our Class A common stock underlying two convertible notes issued in the aggregate principal amount of $3.3 million. The first note, issued October 24, 2025, has a principal amount of $2.2 million for proceeds of $2.0 million, bears a 5% interest rate, repayable in 10 monthly installments starting January 24, 2026 and maturing October 24, 2026. The second note, issued November 26, 2025, has a principal amount of $1.1 million for proceeds of $1.0 million, bears a 5% interest rate, repayable in 10 monthly installments starting February 26, 2026 and maturing November 26, 2026. These notes are convertible into Class A common stock at $25.00 per share, subject to certain exceptions as discussed below.

Capital resources

We fund our operations from our net cash flows provided by operating activities as well as through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. In addition to these cash flows, we have entered into certain debt arrangements to provide additional liquidity and to finance our operations.

Revolving Loan and First Term Loan

We have outstanding borrowings pursuant to a Third Amended and Restated Loan and Security Agreement dated June 21, 2023, with Cathay Bank, as subsequently amended on December 28, 2023, December 31, 2024, June 10, 2025, January 2, 2026, and March 16, 2026 (as so amended, the “2023 Loan Agreement”), consisting of (i) a term loan in the original principal amount of Ten Million and No/100 Dollars ($10,000,000) (the “First Term Loan”), and (ii) a revolving line of credit in the maximum principal amount of Six Million and No/100 Dollars ($6,000,000.00) (the “Revolving Loan”). As of June 30, 2026, there is no outstanding balance under the First Term Loan, and the outstanding balance under the Revolving Loan is $2,500,000. The Revolving Loan has a maximum principal balance of $5,000,000 and bears interest at a rate equal to the prime rate less 0.25% and a floor rate of 6.50%. Interest is due and payable under the Revolving Loan on a monthly basis. On and after March 31, 2027, we will no longer be permitted to borrow any further amounts under the Revolving Loan. At such time, the revolving Loan will be converted to a term loan with maturity date of March 31, 2030, and we will be required to repay any principal balance then outstanding in monthly installments.

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

Convertible Notes

In February 2025, we issued convertible notes (the “February 2025 Convertible Notes”) with an aggregate principal amount of $3,300,000 for gross proceeds of $3,000,000. The February 2025 Convertible Notes, which matured on February 21, 2026, carried an original issue discount of 10%, and were subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges were payable in 10 equal monthly payments starting May 21, 2025. We have accounted for the convertible notes at fair value. As of February 28, 2026, the February 2025 Convertible Notes have been fully repaid and no amounts remain outstanding thereafter.

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

The outstanding 2025 Convertible Notes are ranked as a senior unsecured obligation of the Company with priority over all existing and future unsecured indebtedness. Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest of the 2025 Convertible Notes can be converted at the option of the holder at any time into shares of our Class A common stock, at a conversion price of $25.00 per share, except that, for an aggregate of $577,500 of the conversion amount with respect to the October 2025 Convertible Note, and an aggregate of $288,750 of the conversion amount with respect to the November 2025 Convertible Note, the conversion price could be equal to the lesser of $25.00 per share or 92% of the lowest daily volume weighted average price of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion. These amounts under the October 2025 Convertible Note and the November 2025 Convertible Note were converted during the three months ended June 30, 2026, into 465,992 shares of Class A common stock. The outstanding and unconverted portion of the 2025 Convertible Notes is convertible as of June 30, 2026, into an aggregate of 22,740 shares of Class A common stock at a conversion price of $25.00 per share, which conversion price may be adjusted for certain customary dilutive events. We have registered the resale by the holders of the October 2025 Convertible Note and the November 2025 Convertible Note of an aggregate of 1,082,998 shares of Class A common stock issuable upon the conversion of such notes.

At the Market Offering Program

On August 7, 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Sales Agent” or “Wainwright”) to sell shares of our Class A common stock from time to time, in an “at the market offering” program through Wainwright, with certain limitations on the amount of Class A common stock that may be offered and sold thereunder. The sales, if any, of the shares of Class A common stock made under the ATM Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq or on any other existing trading market for the Class A common stock, directly to Wainwright as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. Offers and sales of shares of Class A common stock by the Company, if any, under the ATM Sales Agreement, will be made through a prospectus supplement, dated August 7, 2025 and an accompanying base prospectus, dated September 20, 2024, contained therein (the “ATM Prospectus Supplement”), which ATM Prospectus Supplement forms a part of our shelf registration statement on Form S-3 (File 333-282030), initially filed by the Company with the SEC on September 11, 2024, and declared effective by the SEC on September 20, 2024. The aggregate market value of the shares of Class A common stock that were initially registered for sale under the ATM Prospectus Supplement was $4,500,000, which was based on the limitations of General Instruction I.B.6 of Form S-3. On May 20, 2026, we filed Amendment No. 1 (“Amendment No. 1”) to the ATM Prospectus Supplement to increase the shares available for sale thereunder to $3,660,000 of shares of Class A common stock. During the three months ended June 30, 2026, we sold 659,429 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $4,367,863 and incurred offering costs of $134,966. Subsequent to June 30, 2026, we sold 112,341 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $582,763, and as of August 11, 2026, approximately $3.1 million shares of Class A common stock remain available for sale.

Financial covenants

The loan agreements governing the Revolving Loan, the First Term Loan, and the 2025 Term Loan require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the Revolving Loan requires us to maintain an outstanding principal balance of no more than $2.5 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended June 30, 2026, the Company has met the minimum debt service coverage ratio required by its debt covenants. Any failure to comply with the covenants, or receive waivers for the covenants, could lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

We have not made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 30, 2025, we received written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for thirty (30) consecutive business days from November 11, 2025 through December 29, 2025, our Class A common stock did not maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). At that time, we were afforded 180 calendar days, or until June 29, 2026, to regain compliance with the Minimum Bid Price Requirement. Compliance could have been achieved if the closing bid price of our Class A common stock were at or above $1.00 for a minimum of ten (10) consecutive business days at any time during the 180-day compliance period, although Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than ten (10) consecutive business days before determining that a company complies.

On March 26, 2026, we received another deficiency letter from the Nasdaq Staff notifying us that we were not in compliance with the requirement to maintain a minimum of $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years (the “Net Income Requirement”). Although we reported net income from continuing operations in our Condensed Consolidated Statement of Operations for the year ended December 31, 2024, we reported net losses from continuing operations in our Condensed Consolidated Statements of Operations for the years ended December 31, 2023 and 2025. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) a minimum stockholders’ equity requirement of at least $2,500,000 (collectively with the Net Income Requirement, the “Nasdaq Requirements”).

In accordance with Nasdaq rules, we submitted a plan to the Staff to regain compliance (the “Compliance Plan”) with the Nasdaq Requirements on May 11, 2026. On May 20, 2026, we received a letter from Nasdaq (the “Extension Letter”) stating that the Compliance Plan was accepted and that we would have until September 22, 2026, to evidence compliance with the Nasdaq Requirements. The Extension Letter further stated that if we fail to evidence compliance with the Nasdaq Requirements upon filing our quarterly report for the quarter ending September 30, 2026, our Class A common stock will be subject to delisting.

On July 1, 2026, we received written notice from the Nasdaq Staff notifying us that Nasdaq had determined to delist our Class A common stock from The Nasdaq Capital Market as a result of our continued noncompliance with the Minimum Bid Price requirement (the “Staff Determination”). We subsequently requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff Determination, and a hearing is scheduled for August 13, 2026. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. There can be no assurance that the Company will be successful in any appeal or that it will be able to regain compliance with Nasdaq’s listing requirements within the timeframe that may be provided by the Panel, or at all.

On July 2, 2026, we effected the Reverse Stock Split of our outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-5. The Class A common stock began trading on the Nasdaq Capital Market on a split-adjusted basis on July 6, 2026. On July 21, 2026, we received a letter from the Nasdaq Staff confirming that we had then regained compliance with the Minimum Bid Price Requirement. The letter further noted that the hearing on August 13, 2026 will proceed as scheduled due to our continued noncompliance with the Nasdaq Requirements.

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

We expect to implement the Compliance Plan, which may include, but is not limited to, potential equity financing and/or debt conversion arrangements or similar transactions, with the intention of regaining compliance with the Nasdaq Requirements. However, there is no assurance that we will be successful in implementing our Compliance Plan and regaining compliance with the Nasdaq Requirements within the allotted time period.

On July 22, 2026, the SEC approved a new rule change proposed by Nasdaq to (i) adopt Listing Rules 5450(a)(3) and 5550(a)(6) to require issuers listed on the Nasdaq Global and Capital Markets, respectively, to maintain a minimum Market Value of Listed Securities (as defined in Nasdaq Listing Rule 5005(a)(23)) of at least $5 million for a period of thirty (30) consecutive business days, and (ii) amend Rule5810 to suspend trading and immediately delist from Nasdaq securities of issuers that do not satisfy the proposed new requirements, and Rule 5815 to set forth the procedures for requesting a hearing before a Hearings Panel and the scope of the Panel’s discretion (collectively, the “$5 Million MVLS Rule”). On July 29, 2026, the $5 million MVLS Rule was automatically stayed pending further review by the SEC. We cannot predict when or whether the $5 million MVLS Rule will become effective. As of the date of the filing of this Quarterly Report the market value of our listed securities is less than $5 million. If the $5 million MVLS Rule becomes effective again, we may take actions to increase our Market Value of Listed Securities in order to comply with the $5 million MVLS Rule, and these actions could result in dilution to our existing stockholders.

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

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 84.6% of our net revenue for the six months ended June 30, 2026, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 97.1% of our net revenue for the six months ended June 30, 2026. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

We derive a significant portion of our revenue from a limited number of customers, and therefore are subject to customer concentration and collectability risks.

We had three customers as of June 30, 2026 and two customers as of December 31, 2025, who accounted for approximately 79% and 73% of our consolidated gross receivables, respectively. Among the three customers as of June 30, 2026, one accounted for 42%, 24% and 13% of the consolidated gross receivables. Among the two customers as of December 31, 2025, one accounted for 56% and another accounted for 17%, of the consolidated gross receivables outstanding. We had three customers in the six months ended June 30, 2026 and four customers as of June 30, 2025, that accounted for 58%, 12% and 10% and 44%, 19%, 12% and 10% of our net revenue, respectively. Management monitors customer creditworthiness and payment trends on an ongoing basis; however, there can be no assurance that such measures will fully mitigate the risks associated with customer concentration. We continue to evaluate opportunities to diversify our customer base, although there can be no assurance that these efforts will be successful.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, which ARK1 License Agreement was subsequently amended and restated ARK1 License in December 2022 and further amended on multiple occasions. As amended, the ARK1 License Agreement expires in 2035, with provisions for automatic renewal for three-year terms unless either party elects not to renew. The ARK 1 License Agreement may also be terminated early for material breach or insolvency by either party. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 83.0% of our net revenue for the three months ended June 30, 2026. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Annual Report.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store and the Google Play Store. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the six months ended June 30, 2026, 96.0% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, and the Google Play Store. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store and My Nintendo Store, which, in the aggregate, comprised 96.0% of our net revenue by product platform for the six months ended June 30, 2026. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our effective tax rate was 3.7% and (200.1)% for the six month periods ended June 30, 2026 and 2025, respectively. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

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

We have issued convertible notes to certain investors in the aggregate principal amount of $6.6 million, and we may seek to issue an additional $4.4 million in convertible notes to such investors in the future. In addition, on August 7, 2025, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co. as sales agent to sell shares of our Class A common stock from time to time in an at the market offering (“the ATM Offering”). Pursuant to a prospectus supplement, dated August 7, 2025, and accompanying base prospectus, we may offer and sell shares of our Class A Common Stock from time to time under the Sales Agreement having an aggregate offering price of up to $3,660,000 in the ATM Offering.

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

Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver placement notices to the Sales Agent in the ATM Offering at any time throughout the term of the sales agreement. The number of shares of Class A common stock that are sold by the Sales Agent as our Sales Agent after we deliver a placement notice will fluctuate based on the market price of the Class A common stock and the trading volume of our Class A common stock during the sales period and limits we set with the Sales Agent. In addition, we may issue and sell shares of our Class A common stock having aggregate gross proceeds of up to $3.5 million from time to time in the ATM Offering. Because there is no minimum offering amount required as a condition of the ATM Offering, the actual total offering amount in such offering, commissions and proceeds to us, if any, are not determinable at this time. The amount of proceeds from the ATM Offering will depend upon the number of shares of our Class A common stock sold and the market price at which they are sold. There can be no assurance that we will be able to sell any shares of our Class A common stock under or fully utilize the Sales Agreement with the Sales Agent as a source of financing.

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition, and prospects.

Risks Related to Stablecoins

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

The Company did not issue any securities that were not registered under the Securities Act during the six months ended June 30, 2026.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2026	—	—	—	—
February 2026	—	—	—	—
March 2026	—	—	—	—
April 2026	—	—	—	—
May 2026	—	—	—	—
June 2026	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. There were no share repurchases settled in the six months ended June 30, 2026. As of June 30, 2026, 270,055 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $13.60 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporation by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snail, Inc.	8-K	001-41556	3.1	November 15, 2022

3.2	Amended and Restated Bylaws of Snail, Inc.	8-K	001-41556	3.2	November 15, 2022

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Snail, Inc., dated July 2, 2026	8-K	001-41556	3.1	July 2, 2026

10.1	Amendment No. 3 to the Amended and Restated Exclusive Software License Agreement, dated April 6, 2026, by and between SDE Inc., a California corporation, and Snail Games USA, Inc, a California Corporation	8-K	001-41556	10.1	April 10, 2026

10.2	Software Development Outsourcing Agreement, dated April 6, 2026, by and between Suzhou Snail Digital Technology Co., Ltd., a limited liability company incorporated under the laws of the People’s Republic of China, and Snail Games USA, Inc, a California Corporation	8-K	001-41556	10.2	April 10, 2026

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Snail, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on August 11, 2026.

Snail, Inc.

Date: August 11, 2026	By:	/s/ Hai Shi
Hai Shi
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

