Form 10-Q
period 2026-09-30
Snail, Inc.
filed 2026-11-12
CIK 1886894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 11, 2026
Class A Common Stock, par value $0.0001 per share	3,215,899
Class B Common Stock, par value $0.0001 per share	5,749,716

SNAIL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2026

Table of Contents

		Page
	Cautionary Statement	1
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Snail, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	2
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025	3
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025	4
	Snail, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	6
	Snail, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55
SIGNATURES		56

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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025

ASSETS

Current Assets:
Cash and cash equivalents	$12,104,332	$8,568,164
Restricted cash and cash equivalents	562,000	187,000
Accounts receivable, net of allowances for credit losses of $523,500 as of September 30, 2026 and December 31, 2025	7,052,196	12,528,347
Loan and interest receivable – related party	109,255	107,759
Prepaid expenses – related party	3,339,620	2,700,474
Prepaid expenses and other current assets	2,677,154	2,232,485
Prepaid taxes	611,871	4,734,007
Total current assets	26,456,428	31,058,236

Restricted cash and cash equivalents, net of current portion	1,748,000	1,748,000
Prepaid expenses – related party, net of current portion	5,582,500	8,282,974
Property and equipment, net	4,107,573	4,146,175
Intangible assets, net	3,763,110	3,827,927
Intangible assets, net – related party	4,166,667	4,916,667
Other noncurrent assets, net	1,130,406	604,793
Operating lease right-of-use assets, net	4,537,349	4,722,366
Total assets	$51,492,033	$59,307,138

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$5,432,378	$5,506,332
Accounts payable – related parties	16,556,305	20,067,013
Accrued expenses and other liabilities	3,577,183	3,364,150
Interest payable – related parties	527,770	527,770
Convertible notes at fair value	—	3,842,189
Current portion of long-term debt	1,350,071	1,305,880
Current portion of deferred revenue	17,305,342	14,799,840
Current portion of operating lease liabilities	485,905	393,448
Total current liabilities	45,234,954	49,806,622

Accrued expenses	625,354	468,106
Revolving loan	2,500,000	5,000,000
Long-term debt, net of current portion	3,356,578	4,292,538
Deferred revenue, net of current portion	5,326,512	17,282,685
Operating lease liabilities, net of current portion	4,188,089	4,336,240
Total liabilities	61,231,487	81,186,191

Commitments and contingencies

Stockholders’ Deficit:
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 3,485,979 shares issued and 3,205,095 shares outstanding as of September 30, 2026, and 2,076,467 shares issued and 1,806,412 shares outstanding as of December 31, 2025	348	208
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 5,749,716 shares issued and outstanding as of September 30, 2026 and December 31, 2025	575	575

Additional paid-in capital	33,341,655	26,926,245
Accumulated other comprehensive loss	(315,197)	(275,049)
Accumulated deficit	(33,587,550)	(39,352,510)
Treasury stock at cost (270,055 shares as of September 30, 2026 and December 31, 2025)	(3,671,806)	(3,671,806)
Total Snail, Inc. deficit	(4,231,975)	(16,372,337)
Noncontrolling interests	(5,507,479)	(5,506,716)
Total stockholders’ deficit	(9,739,454)	(21,879,053)
Total liabilities, noncontrolling interests and stockholders’ deficit	$51,492,033	$59,307,138

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues, net	$33,061,435	$13,819,527	$80,032,536	$56,116,149
Cost of revenues	15,418,013	13,805,121	43,044,890	43,299,471

Gross profit	17,643,422	14,406	36,987,646	12,816,678

Operating expenses:
General and administrative	4,911,867	4,844,261	14,537,874	13,283,701
Research and development	4,619,542	3,731,441	13,087,364	10,634,595
Advertising and marketing	901,768	884,914	2,585,262	3,711,480
Depreciation	13,034	67,915	38,602	203,579
Impairment of film assets	24,250	336,134	190,237	751,853
Total operating expenses	10,470,461	9,864,665	30,439,339	28,585,208

Income (loss) from operations	7,172,961	(9,850,259)	6,548,307	(15,768,530)

Other income (expense):
Interest income	55,718	492,088	155,799	553,966
Interest income – related party	504	504	1,496	1,496
Interest expense	(188,873)	(194,189)	(547,044)	(444,304)
Other (expense) income	56,060	130,529	(3,971)	192,323
Foreign currency transaction gain (loss)	10,436	(8,519)	18,695	(76,697)
Total other (expense) income, net	(66,155)	420,413	(375,025)	226,784

Income (loss) before provision for (benefit from) income taxes	7,106,806	(9,429,846)	6,173,282	(15,541,746)

Provision for (benefit from) income taxes	435,891	(1,564,152)	409,086	10,833,616

Net income (loss)	6,670,915	(7,865,694)	5,764,196	(26,375,362)

Net loss attributable to non-controlling interests	(88)	(1,153)	(763)	(2,391)

Net income (loss) attributable to Snail, Inc.	6,671,003	(7,864,541)	5,764,959	(26,372,971)

Comprehensive income (loss) statement:

Net income (loss)	6,670,915	(7,865,694)	5,764,196	(26,375,362)

Other comprehensive income (loss) related to foreign currency translation adjustments, net of tax	(19,619)	4,462	(45,458)	68,282
Other comprehensive income related to credit adjustments, net of tax	—	997	5,310	23,020

Total comprehensive income (loss)	$6,651,296	$(7,860,235)	$5,724,048	$(26,284,060)

Net income (loss) attributable to Class A common stockholders:
Basic	$2,377,869	$(1,847,559)	$1,790,950	$(6,066,325)
Diluted	$2,377,869	$(1,847,559)	$1,792,798	$(6,066,325)

Net income (loss) attributable to Class B common stockholders:
Basic	$4,293,134	$(6,016,982)	$3,974,009	$(20,306,646)
Diluted	$4,293,134	$(6,174,656)	$3,974,009	$(20,585,138)

Income (loss) per share attributable to Class A common stockholders:
Basic	$0.75	$(1.05)	$0.69	$(3.53)
Diluted	$0.75	$(1.05)	$0.68	$(3.53)

Income (loss) per share attributable to Class B common stockholders:
Basic	$0.75	$(1.05)	$0.69	$(3.53)
Diluted	$0.75	$(1.07)	$0.69	$(3.58)

Weighted-average shares used to compute income (loss) per share attributable to Class A common stockholders:
Basic	3,184,637	1,765,493	2,591,200	1,717,647
Diluted	3,184,637	1,765,493	2,619,768	1,717,647

Weighted-average shares used to compute income (loss) per share attributable to Class B common stockholders:
Basic	5,749,716	5,749,716	5,749,716	5,749,716
Diluted	5,749,716	5,749,716	5,749,716	5,749,716

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc.	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Deficit	interests	Deficit

Balance at December 31, 2025	2,076,467	$208	5,749,716	$575	$26,926,245	$(275,049)	$(39,352,510)	(270,055)	$(3,671,806)	$(16,372,337)	$(5,506,716)	$(21,879,053)

Common stock issued for service	6,667	1	—	—	(1)	—	—	—	—	—	—	—

Stock based compensation related to restricted stock units	—	—	—	—	44,880	—	—	—	—	44,880	—	44,880

Foreign currency translation	—	—	—	—	—	(26,823)	—	—	—	(26,823)	—	(26,823)

Fair value changes of convertible notes	—	—	—	—	—	5,310	—	—	—	5,310	—	5,310

Net income	—	—	—	—	—	—	2,134,706	—	—	2,134,706	(150)	2,134,556

Balance at March 31, 2026	2,083,134	$209	5,749,716	$575	$26,971,124	$(296,562)	$(37,217,804)	(270,055)	$(3,671,806)	$(14,214,264)	$(5,506,866)	$(19,721,130)

At-the-market offering, net of issuance cost	659,429	66	—	—	4,232,831	—	—	—	—	4,232,897	—	4,232,897

Conversion of convertible notes to common stock	465,992	46	—	—	866,204	—	—	—	—	866,250	—	866,250

Exercise of warrants	148,612	15	—	—	606,526	—	—	—	—	606,541	—	606,541

Stock based compensation related to restricted stock units	—	—	—	—	56,250	—	—	—	—	56,250	—	56,250

Common stock issued for service	6,667	—	—	—	—	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	984	—	—	—	984	—	984

Net loss	—	—	—	—	—	—	(3,040,749)	—	—	(3,040,749)	(525)	(3,041,274)

Balance at June 30, 2026	3,363,834	$336	5,749,716	$575	$32,732,935	$(295,578)	$(40,258,553)	(270,055)	$(3,671,806)	$(11,492,091)	$(5,507,391)	$(16,999,482)

At-the-market offering, net of issuance cost	112,341	11	—	—	563,794	—	—	—	—	563,805	—	563,805

Cash paid in-lieu of fractional shares	—	—	—	—	(73)	—	—	—	—	(73)	—	(73)

Stock based compensation related to restricted stock units	—	—	—	—	45,000	—	—	—	—	45,000	—	45,000

Common stock issued for service	9,804	1	—	—	(1)	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	(19,619)	—	—	—	(19,619)	—	(19,619)

Net income	—	—	—	—	—	—	6,671,003	—	—	6,671,003	(88)	6,670,915

Balance at September 30, 2026	3,485,979	$348	5,749,716	$575	$33,341,655	$(315,197)	$(33,587,550)	(270,055)	$(3,671,806)	$(4,231,975)	$(5,507,479)	$(9,739,454)

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Snail, Inc. Equity	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)	interests	Deficit

Balance at December 31, 2024	1,925,214	$192	5,749,716	$575	$25,741,152	$(279,457)	$(12,117,385)	(270,055)	$(3,671,806)	$9,673,271	$(5,504,109)	$4,169,162

Exercise of warrants	37,857	4	—	—	482,109	—	—	—	—	482,113	—	482,113

Stock based compensation related to restricted stock units	—	—	—	—	843,619	—	—	—	—	843,619	—	843,619

Foreign currency translation	—	—	—	—	—	33,232	—	—	—	33,232	—	33,232

Fair value changes of convertible notes	—	—	—	—	—	22,023	—	—	—	22,023	—	22,023

Net loss	—	—	—	—	—	—	(1,946,007)	—	—	(1,946,007)	(956)	(1,946,963)

Balance at March 31, 2025	1,963,071	$196	5,749,716	$575	$27,066,880	$(224,202)	$(14,063,392)	(270,055)	$(3,671,806)	$9,108,251	$(5,505,065)	$3,603,186

Stock based compensation related to restricted stock units	—	—	—	—	(562,731)	—	—	—	—	(562,731)	—	(562,731)

Common stock issued for service	40,888	4	—	—	(4)	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	30,587	—	—	—	30,587	—	30,587

Net loss	—	—	—	—	—	—	(16,562,424)	—	—	(16,562,424)	(282)	(16,562,706)

Balance at June 30, 2025	2,003,959	$200	5,749,716	$575	$26,504,145	$(193,615)	$(30,625,816)	(270,055)	$(3,671,806)	$(7,986,317)	$(5,505,347)	$(13,491,664)

Conversion of convertible notes to common stock	36,876	4	—	—	230,996	—	—	—	—	231,000	—	231,000

Stock based compensation related to restricted stock units	—	—	—	—	45,053	—	—	—	—	45,053	—	45,053

Common stock issued for service	6,667	1	—	—	(1)	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	4,462	—	—	—	4,462	—	4,462

Fair value changes of convertible notes	—	—	—	—	—	997	—	—	—	997	—	997

Net loss	—	—	—	—	—	—	(7,864,541)	—	—	(7,864,541)	(1,153)	(7,865,694)

Balance at September 30, 2025	2,047,502	$205	5,749,716	$575	$26,780,193	$(188,156)	$(38,490,357)	(270,055)	$(3,671,806)	$(15,569,346)	$(5,506,500)	$(21,075,846)

See accompanying notes to condensed consolidated financial statements (unaudited)

Snail, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025

	2026	2025

Cash flows from operating activities:
Net income (loss)	$5,764,196	$(26,375,362)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization – intangible assets, net	505,070	190,981
Amortization – intangible assets, net – related party	750,000	—
Amortization – film assets	271,054	1,025,201
Amortization – loan origination fees and debt discounts	6,915	(16,073)
Loss on change in fair value of convertible notes	154,669	268,220
Gain on change in fair value of warrant liabilities	(76,423)	(481,825)
Depreciation – property and equipment	38,602	203,579
Impairment of film assets	190,237	751,853
Gain on remeasurement of previously held equity interest	—	(7,857)
Gain on lease termination	(1,799)	—
Stock-based compensation expense	146,130	325,941
Gain on sale of fixed assets	(22,200)	—
Deferred taxes, net	—	10,808,885

Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	5,476,151	2,351,251
Accounts receivable – related party	—	3,836,866
Prepaid expenses – related party	2,061,328	(2,692,532)
Prepaid expenses and other current assets	(444,669)	514,921
Prepaid taxes	4,122,136	2,893,867
Other noncurrent assets, net	(986,317)	(1,152,434)
Accounts payable	(113,954)	581,910
Accounts payable – related parties	(3,510,708)	(325,322)
Accrued expenses and other liabilities	1,053,244	791,258
Loan and interest receivable – related party	(1,496)	(1,496)
Lease liabilities	131,122	(243,095)
Deferred revenue	(9,450,671)	10,901,655
Net cash provided by operating activities	6,062,617	4,150,392

Cash flows from investing activities:
Acquisition of software	—	(290,000)
Acquisition of software licenses	(400,253)	(2,989,026)
Investments in software	—	(849,138)
Net cash paid for acquisition of Matrioshka	—	(9,719)
Acquisition of fixed assets	—	(9,109)
Proceeds from sale of fixed assets	22,200	—
Net cash used in investing activities	(378,053)	(4,146,992)

Cash flows from financing activities:
Proceeds from at-the-market offering, net of issuance costs	4,796,702	—
Repayments on promissory note	—	(64,419)
Repayments on notes payable	(891,769)	(271,658)
Repayments on convertible notes	(3,125,298)	(1,414,705)
Repayments on revolving loan	(2,500,000)	—
Borrowings on term loan	—	3,500,000
Cash proceeds from exercise of warrants	—	159,000
Proceeds from issuance of convertible notes	—	3,000,000
Cash paid in lieu of fractional shares	(73)	—
Payments of loan origination fees	(7,500)	—
Net cash (used in) provided by financing activities	(1,727,938)	4,908,218

Effect of foreign currency translation on cash and cash equivalents	(45,458)	69,113

Net increase in cash and cash equivalents, and restricted cash and cash equivalents	3,911,168	4,980,731

Cash and cash equivalents, and restricted cash and cash equivalents – beginning of the period	10,503,164	8,238,944

Cash and cash equivalents, and restricted cash and cash equivalents – end of the period	$14,414,332	$13,219,675

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$443,069	$477,157
Income taxes	$182,428	$612,007
Noncash transactions during the period for:
Liabilities converted to equity upon exercise of warrants	$606,541	$323,113
Acquisition of film licenses in accounts payable	$—	$1,050
Acquisition of software and software licenses in accounts payable	$40,000	$2,000
Change in fair value of notes recorded in accumulated other comprehensive income	$5,310	$18,568
Right-of-use assets obtained in exchange for lease liability	$(288,229)	$(124,214)
Net assets acquired in a business combination	$—	$5,461
Debt converted to equity	$866,250	$231,000

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts of Snail, Inc. and the following subsidiaries:

Equity %
Subsidiary Name	Owned
Snail Games USA Inc.	100%
Snail Innovation Institute	70%
Frostkeep Studios, Inc.	100%
Eminence Corp	100%
Wandering Wizard, LLC	100%
Donkey Crew, LLC	99%
Interactive Films LLC	100%
Project AWK Productions, LLC	100%
BTBX.IO, LLC	70%
Matrioshka Games, LLC	100%
Snail Coins, LLC	100%
Snail Coins (BVI), Ltd	100%
Egofold, LLC	100%
Rustic Roost, LLC	100%

The Company incorporated wholly owned subsidiaries to facilitate future business operations and strategic initiatives. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Reverse Stock Split

On July 2, 2026, the Company effected a 1-for-5 reverse stock split of its Class A and Class B common stock (the “Reverse Stock Split”). All share and per-share amounts for all periods presented in these condensed consolidated financial statements have been retroactively adjusted to give effect to the Reverse Stock Split, effective June 30, 2026. The Reverse Stock Split did not change the par value per share of the Company’s common stock or the number of authorized shares of Class A or Class B common stock. The Company proportionately adjusted the number of shares underlying outstanding stock options, restricted stock units, warrants, and convertible notes, as well as the number of shares reserved for future issuance under the Company’s equity incentive plan, to reflect the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to a fractional share received a cash payment in lieu thereof.

On August 26, 2026, we received a written decision from the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (“Nasdaq”) granting our request to continue the listing of the Class A common stock on The Nasdaq Capital Market, subject to the following condition: we must demonstrate compliance with Nasdaq Listing Rule 5550(b) by obtaining a minimum stockholders’ equity of at least $2,500,000 (the “Equity Rule”) by filing timely public disclosure (i) describing the transactions undertaken by us to achieve such compliance and demonstrate long-term compliance with the Equity Rule and (ii) providing an indication of our equity following those transactions. The Panel’s decision also requires us to provide prompt notification of any significant events occurring during the exception period that may affect our compliance with Nasdaq requirements, including any event that may call into question our ability to meet the terms of the exception granted. The Panel has reserved the right to reconsider the terms of the exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. The foregoing summarizes certain terms of the Panel’s decision and does not describe all the terms and conditions of the decision.

Nasdaq Listing Rule 5810(c)(2)(B)(i) (“Rule 5810(c)(2)”) allowed the Panel to grant an exception period of up to 180 calendar days from the date of the Staff Determination, or until December 28, 2026, for us to regain compliance with the Equity Rule. We requested and were granted an exception period lasting through November 13, 2026, in which to demonstrate compliance. As of the date of filing of this Quarterly Report, we have not achieved compliance with the Equity Rule. Accordingly, we are requesting that the Panel further extend the exception period, subject to Rule 5810(c)(2), to allow us additional time to take actions to bring our Company into compliance. Our Class A common stock continues to be listed and traded on The Nasdaq Capital Market under the symbol “SNAL” during the exception period, subject to our satisfaction of the conditions set forth in the Panel’s decision. We are working to regain compliance with the Equity Rule. Any compliance submission by us will be subject to review by the Panel. There can be no assurance that the Panel will grant our request to further extend the exception period, or that we will satisfy the conditions of the Panel’s decision or otherwise regain compliance with the applicable listing requirements within such exception period, and a failure to do so would result in the delisting of our securities from Nasdaq.

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

The virtual goods that the Company sells to players of its free-to-play mobile-games, include virtual currency or in-game purchases of additional game play functionality. For virtual goods, the satisfaction of the Company’s performance obligation is dependent on the nature of the virtual good purchased and as a result, the Company categorizes its virtual goods as follows:

●	Consumable: consumable virtual items represent items that can be consumed by a specific player action. Consumable virtual items do not result in a direct benefit that the player keeps or provide the player any continuing benefit following consumption, and they often enable a player to perform an in-game action immediately. For the sale of consumable virtual items, the Company recognizes revenue ratably over the estimated service period as applicable to the game (i.e., over time).

●	Durable: durable virtual items represent items that are accessible to the player over an extended period of time. The Company recognizes revenue from the sale of durable virtual items ratably over the estimated service period for the applicable game (i.e., over time), which represents the Company’s best estimate of the average life of the durable virtual item or the life of the user.

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

In August 2023, the Company received a payment of $1.1 million from a retail distributor in connection with a licensing agreement for ARK II. Since the terms of the agreement were not satisfied within the specified timeframe, the distributor is entitled to recoup or offset the amount paid. Accordingly, the Company reclassified the related deferred revenue balance to a payable in September 2026.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Cost of Revenues

Cost of revenues include software license royalty fees, merchant fees, server and database center costs, game licenses, engine fees and amortization costs. Cost of revenues for the three and nine months ended September 30, 2026 and 2025 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Software license royalties – related parties	$7,933,971	$3,336,654	$18,788,511	$14,365,061
Software license royalties	169,568	38,347	293,478	139,119
Licensing fees – related party	4,750,000	6,000,000	15,750,000	18,000,000
License and amortization	216,951	491,689	835,123	1,231,682
Merchant fees	270,305	456,629	887,069	1,495,785
Engine fees	822,091	1,885,886	2,654,935	3,644,712
Internet, server and data center	1,215,269	1,578,676	3,780,424	4,341,692
Other	39,858	17,240	55,350	81,420
Total:	$15,418,013	$13,805,121	$43,044,890	$43,299,471

General and Administrative Costs

General and administrative costs include rent, salaries, stock-based compensation, legal and professional expenses, expenses related to being a publicly traded company, administrative internet and server, contractor costs, insurance expense, licenses and permits, other taxes and travel expenses. These costs are expensed as they are incurred. Stock based compensation expense, included in general and administrative costs, of $42,882 and $42,405 was incurred during the three months ended September 30, 2026 and 2025, respectively. Stock compensation expense, included in general and administrative costs, of $138,438 and $300,047 was incurred during the nine months ended September 30, 2026, and 2025, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Stock-based compensation expense, included in research and development costs, of $2,118 and $2,648 was incurred during the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense, included in research and development costs, of $7,692 and $25,894 was incurred during the nine months ended September 30, 2026 and 2025, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. For the three months ended September 30, 2026 and 2025, advertising and marketing expenses totaled $901,768 and $884,914, respectively. For the nine months ended September 30, 2026 and 2025, advertising and marketing expenses totaled $2,585,262 and $3,711,480, respectively.

Impairment Expenses

The Company evaluates its intangible assets, including game licenses, software, and film assets, for impairment when events or circumstances indicate the carrying amount may not be recoverable, and recognizes an impairment loss for the amount by which the carrying value exceeds the asset’s fair value. For the three months ended September 30, 2026 and 2025, impairment expenses were $24,250 and $336,134, respectively. For the nine months ended September 30, 2026 and 2025, impairment expenses were $190,237 and $751,853, respectively.

Non-controlling Interests

Non-controlling interests on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) include the equity allocated to non-controlling interest holders. As of September 30, 2026 and December 31, 2025, there were non-controlling interests with the following subsidiaries:

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Accounts Receivable

The Company generally records a receivable related to revenue when it has an unconditional right to invoice and receive payment. Accounts receivable are carried at original invoice amount less an allowance made for credit losses. The Company uses a combination of quantitative and qualitative risk factors to estimate the allowance, including an analysis of the customers’ creditworthiness, historical experience, age of current accounts receivable balances and changes in financial condition or payment terms of our customers. The Company evaluates the allowance for credit losses on a periodic basis and adjusts it as necessary based on the risk factors mentioned above. Any increase in the provision for credit losses is recorded as a charge to general and administrative expense in the current period. Any amounts deemed uncollectible are written off against the allowance for credit losses. Management judgment is required to estimate our allowance for credit losses in any accounting period. The amount and timing of our credit losses and cash collection could change significantly because of a change in any of the risk factors mentioned above. There were no credit losses recognized during the three and nine months ended September 30, 2026 and 2025.

Intangible Assets – License Usage Rights

The Company enters into license agreements with third-party developers and related party developers that require the Company to make payments for license usage rights and game development and production services. These license agreements grant the Company the exclusive publishing and distribution rights to game titles as well as, in some cases, the underlying intellectual property rights. These license agreements also specify the payment schedules, royalty rates and the relevant licensing period. The Company capitalizes the cost of license usage rights as intangible assets and amortizes them over the terms of the respective licensing rights. During the three months ended September 30, 2026 and 2025, the Company capitalized $41,883 and $743,135 of license usage costs included within intangible assets, net, respectively. During the nine months ended September 30, 2026 and 2025, the Company capitalized $440,253 and $2,565,896 of license usage costs included within intangible assets, net, respectively.

Film Costs, net

The Company capitalizes costs to produce short videos in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 926, including direct production costs, production overhead, interest, acquisition costs and development costs. The Company will account for each episodic series as a unit for which capitalized film costs will be amortized by the Company using the individual-film forecast-computation method. Each reporting period the Company will reassess its estimate of ultimate revenues used to determine the amortization rate for each episodic series. If the estimate is revised, the Company will account for the change prospectively. The Company will then remeasure the amortization based on the portion of ultimate revenues that have been recognized and that are yet to be recognized. Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that fair value of the film may be less than its unamortized film costs. If the fair value of an episodic series is less than its unamortized film costs, the Company will write off the excess amount. The Company groups its film and content rights by monetization strategy. As of September 30, 2026 and December 31, 2025, $47,790 and $244,450, respectively, of film costs are capitalized and included in other noncurrent assets, net in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, $39,138 and $271,054 of film costs were amortized respectively, and reported in the cost of revenues in the Company’s condensed consolidated statement of operations and comprehensive income (loss). During the three and nine months ended September 30, 2025, $380,132 and $1,025,201 of film costs were amortized respectively, and reported in the cost of revenues in the Company’s condensed consolidated statement of operations and comprehensive income (loss).

The Company recognized an impairment of $24,250 and $336,134 for the three months ended September 30, 2026 and 2025, respectively. The Company recognized an impairment of $190,237 and $751,853 for the nine months ended September 30, 2026 and 2025, respectively. The impairment is primarily related to the underperforming titles released during the period and the elimination of marketing plans for these titles. The impairment charges are included in the impairment of film assets on the condensed consolidated statements of operations and comprehensive income (loss). The Company continues to monitor the performance of its film assets and may record additional impairments in future periods if conditions warrant.

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

During the three months ended September 30, 2026 and 2025, the Company capitalized $41,883 and $980,393, respectively, of software development costs under ASC 985 for various titles. During the nine months ended September 30, 2026 and 2025, the Company capitalized $440,253 and $3,600,602, respectively, of software development costs under ASC 985 for various titles. These costs are included in intangible assets, net, in the Company’s condensed consolidated balance sheets. No internally developed software costs were capitalized during the nine months ended September 30, 2026.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable and accounts payable. The carrying values of receivables, payables, and other amounts arising out of the normal course of business approximate their fair value due to their short maturities or economic substance. The carrying amount of the Company’s short-term and long-term borrowings, which are considered level 2 liabilities, approximate their fair value based on current rates and terms available to the Company for similar debt. The fair value of the Company’s promissory note has a fixed rate until June 2026, then a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50%. The fair value of the Company’s term loan note has a floating rate that approximates the Wall Street Journal Prime Rate plus 0.50% or a floor rate of 6.50%, whichever is higher. The Company considers the carrying amount of the loans to approximate fair value as the discounted cost in comparison to market rates would not be materially different than the cost to acquire a loan with similar terms. The Company’s convertible notes are measured at fair value using a binomial lattice framework and a range of level 3 inputs as described in Note 12 – Revolving Loan, Short Term Notes and Long-Term Debt. As of September 30, 2026, the Company had repaid all outstanding convertible notes, and no amounts remained outstanding under these notes. Accordingly, no fair value was attributable to convertible notes as of September 30, 2026. The comparative balance as of December 31, 2025 reflects the fair value of the convertible notes outstanding at that date.

The Company also has liability classified warrants measured at fair value on a recurring basis. See Note 17 – Equity for the fair value disclosures related to the Company’s warrant liability and derivative instruments. The Company does not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2026 and December 31, 2025.

The following table presents the Company’s convertible notes, convertible notes warrants, and equity line of credit warrants measured at fair value and classified within the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	Fair value measured as of September 30, 2026
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity line of credit warrants	$93,587	$—	$—	$93,587
Total:	$93,587	$—	$—	$93,587

	Fair value measured as of December 31, 2025
	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes	$3,842,189	$—	$—	$3,842,189
Convertible notes warrants	632,876	—	—	632,876
Equity line of credit warrants	143,675	—	—	143,675
Total:	$4,618,740	$—	$—	$4,618,740

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25. At September 30, 2026, the Company has accrued uncertain tax position liability of $625,354, which is included within long-term accrued expenses on the accompanying condensed consolidated balance sheets. At December 31, 2025, $157,247 is included in accrued expenses and other liabilities, and $468,106 is included in the long-term accrued expenses. The Company accrues and recognizes interest and penalties related to unrecognized tax benefits in operating expenses.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk, Significant Customers and Vendors

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts. As of September 30, 2026 and December 31, 2025, the Company had deposits of $12,071,677 and $8,619,889, respectively, that were not insured by the Federal Deposit Insurance Corporation and are included in the cash and cash equivalents, and restricted cash and cash equivalents, in the accompanying condensed consolidated balance sheets.

The Company extends credit to various digital resellers and partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company performs ongoing credit evaluations of customers and maintains reserves for potentially uncollectible accounts. The Company has three customers as of September 30, 2026 and two customers as of December 31, 2025, who accounted for approximately 75% and 73% of consolidated gross receivables, respectively. As of September 30, 2026, three customers individually accounted for 35%, 29%, and 11% of consolidated gross receivables. As of December 31, 2025, two customers individually accounted for 56% and 17% of consolidated gross receivables outstanding. The Company has four customers in the three months ended September 30, 2026 and September 30, 2025, that accounted for 53%, 15%, 14% and 11% and 48%, 13%, 10% and 8% of the Company’s net revenue, respectively. The Company has three customers in the nine months ended September 30, 2026 and four customers in the nine months ended September 30, 2025, that accounted for 56%, 13% and 12% and 45%, 17%, 12%, and 9% of the Company’s net revenue, respectively. The loss of these customers or declines in the forecasts of their accounts receivable collectability would have a significant impact on the Company’s financial performance.

As of September 30, 2026, one vendor represented approximately 21% of consolidated gross payables. As of December 31, 2025, one vendor represented approximately 41% of consolidated gross payables. The loss of this vendor could have a significant impact on the Company’s financial performance.

The Company had one vendor, SDE, a related party, that accounted for 38% and 46% of the Company’s combined cost of revenues and operating expenses during the three months ended September 30, 2026 and 2025, respectively. SDE accounted for 43% and 50% of the Company’s combined cost of revenues and operating expenses during the nine months ended September 30, 2026 and 2025, respectively, and the only vendor with a concentration in excess of 10% during the period. Amounts payable to SDE are included in accounts payable – related parties in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. The loss of SDE as a vendor would significantly and adversely affect the Company’s core business.

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

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Employee Savings Plans

The Company maintains a 401(k) for its United States based employees. The plan is offered to all eligible employees to make voluntary contributions. Employer contributions to the plan are reported under general and administrative costs in the amounts of $43,327 and $33,469 for the three months ended September 30, 2026 and 2025, respectively and $119,501 and $99,705 for the nine months ended September 30, 2026 and 2025, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The Company accounts for forfeitures as they occur. The Company granted 0 and 39,216 restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three and nine months ended September 30, 2026 to its non-employee directors. The Company granted 0 and 67,554 restricted stock units (“Restricted Stock Units” or “restricted stock units”) during the three and nine months ended September 30, 2025 to its non-employee directors. The fair value of Restricted Stock Units is determined based on the quoted market price of our common stock on the date of grant.

The Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective upon the consummation of the IPO. The 2022 Omnibus Incentive allows us to grant options to purchase our common stock and to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards and other cash-based awards and other stock-based awards to our employees, officers, and directors, up to a maximum of 1,143,600 shares. Stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than the fair market value on the date of grant. The number of shares of common stock available for issuance under the 2022 Plan will be increased annually on the first day of each fiscal year during the term of the 2022 Plan, beginning with the 2023 fiscal year, by an amount equal to the lesser of (a) 1,143,600 shares, (b) 1% of the shares of the Company’s Class A common stock and Class B common stock outstanding (on a fully diluted basis) on the final day of the immediately preceding calendar year or (c) such smaller number of shares as determined by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were 797,862 and 837,078 shares reserved for issuance under the 2022 Plan, respectively.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Warrant liabilities are presented within accrued expenses and other liabilities on the condensed consolidated balance sheets. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations and comprehensive income (loss). Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of September 30, 2026 and December 31, 2025.

A summary of our outstanding warrants as of September 30, 2026 and December 31, 2025 is included below:

	Number Outstanding as of September 30, 2026	Exercise Price	Class	Expiration Date
Equity line of credit warrants	66,863	$7.50	Liability	August 24, 2028
Total warrants:	66,863

	Number Outstanding as of December 31, 2025	Exercise Price	Class	Expiration Date
Equity line of credit warrants	66,863	$7.50	Liability	August 24, 2028
Convertible notes warrants	243,237	4.20	Liability	November 24, 2028
Total warrants:	310,100

Share Repurchase Program

On November 10, 2022, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $5 million of outstanding shares of Class A common stock of the Company, subject to ongoing compliance with the Nasdaq listing rules. The program does not have a fixed expiration date. Repurchased shares are accounted for at cost and reported as a reduction of equity in the condensed consolidated balance sheets under treasury stock. No treasury stock was sold during the three or nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, 270,055 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $13.60 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. No shares were repurchased during the nine months ended September 30, 2026.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue

Timing of recognition

The Company recognizes revenue at a point in time for performance obligations that are met at the time of sale or at the time of a release. The Company recognizes revenue over a period based on the estimated service period of the product and additional performance obligations met over time for technical support. Net revenue by timing of recognition during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Over time	$1,197,129	$1,334,956	$3,581,217	$4,708,956
Point in time	31,864,306	12,484,571	76,451,319	51,407,193
Total revenue from contracts with customers:	$33,061,435	$13,819,527	$80,032,536	$56,116,149

Geography

The Company attributes net revenue to geographic regions based on customer location. Net revenue by geographic region for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$28,832,111	$12,664,594	$70,644,822	$49,482,897
International	4,229,324	1,154,933	9,387,714	6,633,252
Total revenue from contracts with customers:	$33,061,435	$13,819,527	$80,032,536	$56,116,149

No other individual country accounted for more than 10% of total revenue.

Platform

Net revenue by platform for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Console	$13,436,247	$4,583,078	$28,777,749	$22,380,138
PC	17,779,653	6,838,660	45,793,972	25,877,346
Mobile	1,254,040	1,815,039	4,062,014	6,199,367
Other	591,495	582,750	1,398,801	1,659,298
Total revenue from contracts with customers:	$33,061,435	$13,819,527	$80,032,536	$56,116,149

Our net revenues through our current period top four platform providers as a proportion of our total net revenue for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Platform 1	$17,542,656	$6,624,700	$45,017,811	$25,103,882
Platform 2	4,900,888	1,844,957	10,624,310	6,848,368
Platform 3	8,115,827	2,507,219	17,195,911	14,578,708
Platform 4	393,313	229,760	902,607	950,221
All other revenue	2,108,751	2,612,891	6,291,897	8,634,970
Total revenue from contracts with customers:	$33,061,435	$13,819,527	$80,032,536	$56,116,149

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming), mobile, and retail distribution and other. Net revenue by distribution channel for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Digital	$31,215,900	$11,421,738	$74,571,721	$48,257,484
Mobile	1,254,040	1,815,039	4,062,014	6,199,367
Physical retail and other	591,495	582,750	1,398,801	1,659,298
Total revenue from contracts with customers:	$33,061,435	$13,819,527	$80,032,536	$56,116,149

Deferred Revenue

The Company records deferred revenue when payments are due or received in advance of the fulfilment of our associated performance obligations; reductions to deferred revenue balance were primarily due to the recognition of revenue upon fulfilment of its performance obligations, which were in the ordinary course of business. As of September 30, 2026, the balance of deferred revenue was $22.6 million, all of which is related to non-refundable payments. The Company is expecting to recognize $16.0 million of the advance payments in the next 12 to 60 months through the platform releases of certain DLCs, with $2.3 million being long term deferred revenue. The remaining $6.6 million deferred revenue will be recognized as revenue primarily on a straight-line basis over the next 12 and 60 months based on our estimates of technical support obligations, the usage of consumable virtual goods and estimated period of time an end user will play the game. Of this amount, $3.6 million is classified as short term deferred revenue, and $3.0 million is classified as long term deferred revenue and will be recognized on a straight-line basis over the next 12 and 60 months. Activities in the Company’s deferred revenue as of September 30, 2026 and 2025 were as follows:

	2026	2025
Deferred revenue, beginning balance in advance of revenue recognition billing	$32,082,525	$25,467,447
Revenue recognized	(14,045,178)	(1,961,197)
Revenue deferred	4,594,507	12,862,851
Deferred revenue, ending balance	22,631,854	36,369,101
Less: current portion	(17,305,342)	(30,211,054)
Deferred revenue, long term	$5,326,512	$6,158,047

NOTE 4 – CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash equivalents are valued using quoted market prices or other readily available market information. The Company has restricted cash and cash equivalents of $2,310,000 and $1,935,000 as of September 30, 2026 and December 31, 2025, respectively. The restricted cash and cash equivalents held as of September 30, 2026, are to secure the standby letter of credit with landlords and insurers and reflect collateral held in reserve related to the Company’s revolving line of credit. The following table summarizes the components of the Company’s cash and cash equivalents, and restricted cash and cash equivalents as of September 30, 2026 and 2025:

	2026	2025
Cash and cash equivalents	$12,104,332	$12,284,675
Restricted cash and cash equivalents	2,310,000	935,000
Cash and cash equivalents, and restricted cash and cash equivalents	$14,414,332	$13,219,675

NOTE 5 – ACCOUNTS RECEIVABLE (PAYABLE) – RELATED PARTY

Accounts receivable – related party represents receivables in the ordinary course of business attributable to certain mobile game revenues that, for administrative reasons, were collected by a related party and that the related party has not yet remitted back to the Company. Accounts receivable – related party is non-interest bearing and due on demand. The related party, SDE Inc. (“SDE”), is 100% owned and controlled by the wife of the Founder, Chief Executive Officer, Chief Strategy Officer and Chairman of the Company. In January 2024, the Company entered into an offset agreement with SDE. The Company has the right to offset payables due to the related party for royalties, internet, server, and datacenter costs (“IDC”) and marketing costs as they are determinable, mutual, and the right is enforceable by law. The Company offsets $0.5 million per month, or $6.0 million annually, beginning in January 2024, until the receivable has been collected or offset in full. As of September 30, 2026, substantially all amounts had been repaid, with a remaining outstanding balance of $592. During the nine months ended September 30, 2026 and 2025, the Company made cash payments to SDE in the amount of $32.3 million and $31.3 million, respectively, and anticipates continuing to make cash payments to SDE in future years. As of September 30, 2026 and December 31, 2025, the outstanding balance of net accounts (payable) receivable from related party was as follows:

	2026	2025
Accounts receivable – related party	$592	$1,500,592
Less: accounts payable – related party	(3,509,383)	(6,008,842)
Net accounts payable – related party – SDE	$(3,508,791)	$(4,508,250)

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

During the three and nine months ended September 30, 2026, the Company made $0.3 million and $1.3 million, respectively, in prepaid royalty payments related to ARK: Survival Ascended DLC’s which have not yet been released. During the year ended December 31, 2025, the Company made $1.6 million in prepaid royalty payments related to the ARK: Survival Ascended DLC’s which have not yet been released. Prepaid expenses – related party consisted of the following as of September 30, 2026 and December 31, 2025:

	2026	2025
Prepaid royalties	$3,922,120	$5,983,448
Prepaid licenses	5,000,000	5,000,000
Prepaid expenses - related party, ending balance	8,922,120	10,983,448
Less: short-term portion	(3,339,620)	(2,700,474)
Total prepaid expenses - related party, long-term	$5,582,500	$8,282,974

The amount classified as short-term, as of September 30, 2026 and December 31, 2025, includes prepaid royalties for ARK: Survival Ascended DLC’s which have not yet been released and various operational software licenses obtained through SDE.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of September 30, 2026 and December 31, 2025:

	2026	2025
Other receivables	$202,496	$979,137
Other prepaids	336,062	86,879
Prepaid royalties	1,000,000	750,000
Prepaid advertising and marketing	475,000	—
Other current assets	663,596	416,469
Total prepaid expenses and other current assets	$2,677,154	$2,232,485

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025:

	2026	2025
Building	$1,874,049	$1,874,049
Land	2,700,000	2,700,000
Building improvements	1,010,218	1,010,218
Leasehold improvements	1,537,775	1,537,775
Autos and trucks	—	178,695
Computer and equipment	1,367,529	1,367,529
Furniture and fixtures	411,801	411,801
Property and equipment	8,901,372	9,080,067
Accumulated depreciation	(4,793,799)	(4,933,892)
Property and equipment, net	$4,107,573	$4,146,175

Depreciation expense was $13,034 and $67,915 for the three months ended September 30, 2026, and 2025, respectively. Depreciation expense was $38,602 and $203,579 for the nine months ended September 30, 2026, and 2025, respectively. During the three and nine months ended September 30, 2026, the Company sold auto and trucks of $178,695 that were fully depreciated at the time of sale. The company received cash proceeds of $22,200 from the sale of auto and trucks and recognized a gain on sale of $22,200. The Company had disposals of computer and equipment of $457,484 in the three and nine months ended September 30, 2025.

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of game licenses, game software underlying intellectual property rights, internally developed software, game trademarks and other branding items. The Company amortizes the intangible assets over its useful life.

The following tables reflect all the intangible assets presented on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$141,665,000	$(137,498,333)	$—	$4,166,667	3 - 5 years
License rights	6,206,701	(3,504,602)	—	2,702,099	5 years
Software	1,160,478	(370,353)	—	790,125	3 - 5 years
Trademark	10,745	(10,745)	—	—	12 years
In-progress patent	270,886	—	—	270,886
Total:	$149,313,810	$(141,384,033)	$—	$7,929,777

	December 31, 2025
	Gross				Weighted
	Carrying	Accumulated	Impairment	Net Book	Average
	Amount	Amortization	Loss	Value	Useful Life
Software and license rights from related parties	$141,665,000	$(136,748,333)	$—	$4,916,667	3 - 5 years
License rights	6,217,896	(3,162,645)	(451,447)	2,603,804	5 years
Software	1,376,490	(207,240)	(216,013)	953,237	3 - 5 years
Trademark	10,745	(10,745)	—	—	12 years
In-progress patent	270,886	—	—	270,886
Total:	$149,541,017	$(140,128,963)	$(667,460)	$8,744,594

Amortization expense was $427,314 and $111,557 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $1,255,070 and $190,981 for the nine months ended September 30, 2026 and 2025, respectively. These amounts are included in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The weighted average remaining useful life for which amortization expense will be recognized is 3.5 years as of September 30, 2026. The Company has capitalized $0.7 million in development costs for titles that have reached technological feasibility but have not yet launched, and as such, are included in the thereafter amount in the table below. Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount
Remainder of 2026	$427,314
2027	1,709,254
2028	1,709,254
2029	1,702,254
2030	1,391,461
Thereafter	990,240
$7,929,777

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 10 – ACCOUNTS PAYABLE — RELATED PARTIES

Accounts payable due to related parties represents payables in the ordinary course of business primarily for purchases of game distribution licenses, research and development costs and also the royalties due to Suzhou Snail. In July 2024, the Company entered into another software development, publishing and distribution agreement with Suzhou Snail. Under the terms of the agreements Suzhou Snail will develop a game for distribution by the Company and the Company will make $4.5 million in milestone payments during the development of the game and an ongoing royalty on sales of the game. As of September 30, 2026, the Company paid $4.5 million in milestone payments, of which $0.5 million was paid during the first nine months of 2026. In December 2024, the Company entered into an agreement with Suzhou Snail for the development of an application to deliver short film content to end users. In accordance with the agreement, Suzhou Snail developed the app for release and received $290,000 as a development fee. As of September 30, 2026 and December 31, 2025, the development fee has been capitalized in software under intangible assets, net in the Company’s condensed consolidated balance sheets and consolidated balance sheets, respectively.

As of September 30, 2026, the Company had an accounts payable – related party balance for payments made on behalf of Suzhou Snail for licensing, legal and marketing costs prior to the Company’s IPO. The Company also has accounts receivable – related party balance due from Suzhou Snail for royalties collected on behalf of the Company prior to its IPO. The accounts receivable – Suzhou are due on demand. The Company has the legal right to offset amounts payable to the related party, including royalties and research and development fees, against the related party accounts receivable. The offset right is determinable, mutual and enforceable under applicable law. The Company intends to exercise this right to offset in future periods. In addition, Suzhou Snail has committed not to collect more than 20% of the net outstanding payable from the Company within the next twelve months. Furthermore, no repayment will be demanded if such payment would cause Snail to be in default of its lending requirements or impair its ability to meet working capital requirements.

In January 2025, the Company extended its outsource agreement with Suzhou Snail for the research and development of For the Stars. In consideration, the Company paid Suzhou Snail twelve equal monthly payments of $340,600, beginning on January 1, 2025. In December 2025, the Company further extended the outsource agreement with Suzhou Snail for the continued research and development of For the Stars. In consideration, the Company will pay Suzhou Snail twelve equal monthly payments of $361,500, beginning on January 1, 2026. In August 2025, the Company entered into a Game Testing Service agreement with Suzhou Snail for the research and development testing for cross-platform game testing services. In consideration, the Company paid $240,000 in four quarterly installments of $60,000 through June 2026. In August 2026, the Company extended its Game Testing Service Agreement with Suzhou Snail for functionality, compatibility, network, compliance, regression, and cross-platform game testing services for the period from August 1, 2026 through July 31, 2027. The agreement provides for total consideration of $252,000, payable in four quarterly installments of $63,000 commencing September 30, 2026. Additionally, in August 2025, the Company entered into a Short Drama Production agreement with Suzhou Snail in providing technical development, marketing and operational services related to the SaltyTV platform. In consideration, the Company paid $720,000, in quarterly installments of $180,000 through June 2026. In April 2026, the Company entered into a software technology outsourcing agreement with Suzhou Snail. Under the terms of the agreement, Suzhou Snail will provide technical development services for Nine Yin Sutra from April 2026 through May 2027. The Company will pay $1,966,000 in equal quarterly payments of $491,500, beginning August 2026. On August 5, 2026, Interactive Films entered into a Short Drama Production Business Agreement with Suzhou Snail for technical development, marketing, and commercial operation services related to the SaltyTV platform for the period from August 1, 2026 through July 31, 2027. The agreement provides for total consideration of $864,000, payable in four quarterly installments of $216,000 commencing September 30, 2026.

During the three and nine months ended September 30, 2026, respectively, the Company incurred $1,673,500 and $4,642,500 of research and development costs from Suzhou Snail; and made $2,716,000 and $7,064,100 in payments to Suzhou Snail for royalties and research and development costs. During the three and nine months ended September 30, 2026, the Company incurred $43,745 and $90,336, respectively as license costs due to Suzhou Snail that are included in cost of revenues. During the three and nine months ended September 30, 2025, the Company incurred $34,563 and $100,949, respectively as license costs due to Suzhou Snail that are included in cost of revenues. The royalty payments are included in cost of revenues and research and development costs are included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) or capitalized as intangible assets, net in the condensed consolidated balance sheets. Accounts payable – related parties consisted of the following as of September 30, 2026 and December 31, 2025:

	2026	2025
Accounts payable – Suzhou	$50,662,427	$53,173,676
Less: accounts receivable – Suzhou	(37,614,913)	(37,614,913)
Accounts payable – SDE (see Note 5)	3,508,791	4,508,250
Total accounts payable – related parties	$16,556,305	$20,067,013

NOTE 11 – LOAN AND INTEREST RECEIVABLE — RELATED PARTY

In February 2021, the Company loaned $200,000 to a wholly owned subsidiary of Suzhou Snail. The loan bears 2.0% per annum interest, interest and principal were due in February 2022. In February 2022, Suzhou Snail signed an agreement with this subsidiary and assumed the loan and related interest for a total of $203,890. Subsequently, $103,890 was offset against the loan and interest payable owed to Suzhou Snail on a separate note. The total amount of loan and interest receivable — related party was $109,255 and $107,759, as of September 30, 2026 and December 31, 2025, respectively. The Company earned $504 in interest on the related party loans receivable during the three months ended September 30, 2026 and 2025. The Company earned $1,496 in interest on the related party loans receivable during the nine months ended September 30, 2026 and 2025.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 12 – REVOLVING LOAN, SHORT TERM NOTES AND LONG - TERM DEBT

	September 30, 2026	December 31, 2025
Revolving Loan – On January 2, 2026, the Company amended its revolving loan agreement and decreased the maximum balance from $6,000,000 to $5,000,000. The maturity date of the revolving loan is extended to March 31, 2027, and has an annual interest rate equal to the prime rate less 0.25% and a floor of 6.50%. In March 2026, the Company received a subsequent extension of the revolving loan maturity date to March 31, 2027, at which time the Revolving Loan shall convert to a Term Loan and extend to March 31, 2030. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1 and is required to maintain a $1,000,000 pledge deposit. At September 30, 2026, the interest rate on this loan was 6.75%. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended September 30, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.	$2,500,000	$5,000,000
2021 Promissory Note – On June 17, 2021, the Company amended its loan agreement to reduce the principal amount with a financial institution for 10 years, annual interest rate of 3.5% for the first 5 years, and then floating at Wall Street Journal rate from years 6 to 10. On the expiration of the initial five-year fixed-rate period, the interest rate on the loan converted to a floating rate, and as of September 30, 2026, the interest rate was 6.75%. The loan is secured by the Company’s building, with a carrying value of $4.1 million, and matures on June 30, 2031. The note is subject to a prepayment penalty. Debt covenants of this loan require the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with the debt covenants of this loan for the trailing twelve month period ended September 30, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.	2,576,801	2,636,536
February 2025 Convertible Notes – On February 21, 2025, the Company issued convertible notes at a 10.0% discount and a principal balance of $3,300,000. The notes had an interest rate of 5.0%, were paid in consecutive monthly installments beginning May 21, 2025 and matured on February 21, 2026. In the event of a default the Company could have been required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company had the option to prepay the notes at any time and the note holders have the option to convert the notes, in whole or in part, at any time. The Company elected the fair value option to account for the convertible notes. This note was fully paid in February 2026.	—	691,010
2025 Term Loan – On June 10, 2025, the Company entered into a term loan agreement with a principal balance of $3,500,000. The note has a floating rate of 0.50% in excess of the Wall Street Journal Prime Rate and a floor of 6.50%, and is paid in monthly installments starting July 1, 2025, and maturing June 30, 2028. As of September 30, 2026, the interest rate on this loan is 7.25%. In the event of a default, the Company could be required to pay the lender the entire principal balance, plus any accrued and unpaid interest immediately due and payable, without notice or demand. The note is secured by a lien on collateral. Collateral includes all of the borrower’s rights, title, and interest in all assets, including but not limited to accounts, equipment, deposits, intellectual property and books and records. The debt covenant of this loan requires the Company to maintain a minimum debt service coverage ratio of at least 1.5 to 1. The Company was in compliance with debt covenants of this loan for the trailing twelve month period ended September 30, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.	2,129,848	2,961,882
October 2025 Convertible Note – On October 24, 2025, the Company issued a convertible note at a 10.0% discount and a principal balance of $2,200,000. The note has an interest rate of 5.0%, is payable in consecutive monthly installments beginning January 24, 2026 and would have matured on October 24, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company had the option to prepay the notes at any time and the note holders had the option to convert the notes, in whole or in part, at any time into shares of the Company’s Class A common stock. During the nine months ended September 30, 2026, holders elected to convert $577,500 of outstanding principal balance of the convertible note into shares of the Company’s Class A common stock. The Company elected the fair value option to account for the convertible note. This note was fully paid in August 2026.	—	2,115,856
November 2025 Convertible Note – On November 26, 2025, the Company issued a convertible note at a 10.0% discount and a principal balance of $1,100,000. The notes has an interest rate of 5.0%, is payable in consecutive monthly installments beginning February 26, 2026 and would have matured on November 26, 2026. In the event of a default the Company could be required to pay to the holders an amount equal to the principal outstanding, plus any accrued interest through the date of payments, multiplied by 120%. The Company has the option to prepay the notes at any time and the note holders has the option to convert the notes, in whole or in part, at any time into shares of the Company’s Class A common stock. During the nine months ended September 30, 2026, holders elected to convert $288,750 of outstanding principal balance of the convertible note into shares of the Company’s Class A common stock. The Company elected the fair value option to account for the convertible note. This note was fully paid in September 2026.	—	1,035,323
Total debt	7,206,649	14,440,607
Less: current portion of long-term debt	1,350,071	1,305,880
Less: convertible notes at fair value	—	3,842,189
Total long-term debt	$5,856,578	$9,292,538

Total interest expense for the above debt amounted to $188,794 and $116,530 for the three months ended September 30, 2026 and 2025, respectively. Total interest expense for the above debt amounted to $542,068 and $426,382 for the nine months ended September 30, 2026 and 2025, respectively. Amortization of loan origination expenses and loan discounts of $1,983 and $3,432 are included as part of interest expense for the three months ended September 30, 2026 and 2025, respectively. Amortization of loan origination expenses and loan discounts of $6,915 and $9,678 are included as part of interest expense for the nine months ended September 30, 2026 and 2025, respectively. The Company has a weighted average interest rate of 7.2% and 5.7% on its short-term obligations as of September 30, 2026 and December 31, 2025, respectively. The Company was in compliance with its financial covenants related to the 2021 Revolving Loan, 2021 Promissory Note and 2025 Term Loan for the trailing twelve months ended September 30, 2026, and it is reasonably possible it will remain in compliance for the twelve months thereafter.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides future minimum payments of its long-term debt based on contractual payments, as of September 30, 2026:

Years ending December 31,	Amount
Remainder of 2026	$399,953
2027	1,277,866
2028	601,523
2029	74,568
2030	2,579,834
Thereafter	2,272,905
$7,206,649

Convertible Debt

As of September 30, 2026, because the Company elected the fair value option for the February 2025 Convertible Notes, October 2025 Convertible Note and November 2025 Convertible Note, there were no separately recognized unamortized premium, debt discount, or deferred issuance cost balances associated with these instruments. Accordingly, the net carrying amount of each such instrument equaled its fair value as of September 30, 2026. The February 2025 Convertible Notes, October 2025 Convertible Note and November 2025 Convertible Note each had net carrying amounts, or fair values, of $0 as of September 30, 2026.

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

Subject to certain ownership limitations, all or a portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the February 2025 Convertible Notes could be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $25.00 per share, except that, for an aggregate of $866,250 of the conversion amount, the conversion price was equal to the lesser of $25.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price could be adjusted for certain customary dilutive events. Accordingly, the number of shares issuable upon conversion of the February 2025 Convertible Notes was not fixed and depended on (i) the amount of principal and interest outstanding at the conversion date and (ii) for the portion of the conversion amount subject to a Market Price-based conversion feature, the market price of the Company’s Class A common stock on the applicable conversion date.

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

The February 2025 Convertible Notes included multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company elected to apply the fair value option to the February 2025 Convertible Notes to simplify the reporting. The February 2025 Convertible Notes were initially measured at fair value and were being re-measured at fair value at each subsequent reporting date. For the nine months ended September 30, 2026, the change in fair value was as follows:

September 30, 2026
Fair value, at beginning of period	$691,010
Principal payments	(664,973)
Conversion to common stock	—
Change in fair value	(26,037)
Fair value, at end of period	$—

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

October 2025 Convertible Note

In October 2025, pursuant to a Securities Purchase Agreement, the Company issued to one accredited investor convertible notes with an aggregate principal amount of $2,200,000 (the “October 2025 Convertible Note”) for gross proceeds of $2,000,000. The October 2025 Convertible Note, which would have matured on October 24, 2026, carried an original issue discount of 10%, and was subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges were payable in 10 equal monthly payments starting January 24, 2026. The October 2025 Convertible Note was fully paid in August 2026. Following the repayment in full of the October 2025 Convertible Note in August 2026, no shares of the Class A common stock remained issuable upon conversion of the October 2025 Convertible Note as of September 30, 2026.

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the October 2025 Convertible Note could be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $25.00 per share, except that the holder was entitled to convert, an aggregate of $577,500 of the conversion amount, at a conversion price is equal to the lesser of $25.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price for such portion of the conversion amount could be adjusted for certain customary dilutive events. Accordingly, the total number of shares issuable upon conversion of the October 2025 Convertible Note was not fixed as of December 31, 2025, but became fixed during the nine months ended September 30, 2026 following the investor’s conversion in full of the $577,500 portion of the conversion amount.

The October 2025 Convertible Note could have been prepaid by the Company upon giving the Investors a ten-calendar day notice by paying an amount equal to the outstanding balance. In event of default, the Investors could have required the Company to prepay the October 2025 Convertible Note at a 120% premium and had the option to convert any amount then outstanding into shares of Common Stock at the lesser of the then applicable conversion price or the Market Price. If the Company failed to make the monthly payment, the Noteholders had the right to convert the amount of the monthly payment into shares of Common Stock at the lesser of the then applicable Conversion Price or the Market Price.

The October 2025 Convertible Note included multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the October 2025 Convertible Note to simplify the reporting. The October 2025 Convertible Note was initially measured at fair value and were re-measured at fair value at each subsequent reporting date. For the nine months ended September 30, 2026, the change in fair value was as follows:

September 30, 2026
Fair value, at beginning of period	$2,115,856
Principal payments	(1,640,883)
Conversion to common stock	(577,500)
Change in fair value	102,527
Fair value, at end of period	$—

During the nine months ended September 30, 2026, holders converted an aggregate principal amount of $577,500 of the October 2025 Convertible Note into shares of the Company’s Class A common stock. The loss in change in fair value of $105,752 is reported in other income in our condensed consolidated statement of operations and comprehensive income (loss) and ($3,225) is recorded in other comprehensive income loss due to the change in credit spread from issuance to September 30, 2026. The portion of the total change in the fair value of the October 2025 Convertible Note that is attributable to changes in the Company’s own credit risk (the “credit component”) is estimated each reporting date using a with-and-without approach. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (34.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (33.0%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

November 2025 Convertible Note

In November 2025, pursuant to a Securities Purchase Agreement, the Company issued to one accredited investor convertible notes with an aggregate principal amount of $1,100,000 (the “November 2025 Convertible Note”) for gross proceeds of $1,000,000. The November 2025 Convertible Note, which would have matured on November 26, 2026, carries an original issue discount of 10%, and was subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges were payable in 10 equal monthly payments starting February 26, 2026. The November 2025 Convertible Note was fully paid in September 2026. Following the repayment in full of the November 2025 Convertible Note in September 2026, no shares of Class A common stock remain issuable upon conversion of the November 2025 Convertible Note as of September 30, 2026.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest (the “conversion amount”) of the November 2025 Convertible Note could be converted at the option of the holder at any time into shares of the Company’s Class A common, at a conversion price of $25.00 per share, except that the holder was entitled to convert, an aggregate of $288,750 of the conversion amount at a conversion price equal to the lesser of $25.00 per share or 92% of the lowest daily volume weighted average price (“VWAP”) of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion (the “Market Price”). The conversion price for such portion of the conversion amount could be adjusted for certain customary dilutive events. Accordingly, the total number of shares issuable upon conversion of the November 2025 Convertible Note was not fixed as of December 31, 2025, but became fixed during the nine months ended September 30, 2026 following the investor’s conversion in full of the $288,750 portion of the conversion amount.

The November 2025 Convertible Note could be prepaid by the Company upon giving the Investors a ten-calendar day notice by paying an amount equal to the outstanding balance. In event of default the Investors could have required the Company to prepay the November 2025 Convertible Note at a 120% premium and would have had the option to convert any amount then outstanding into shares of Common Stock at the lesser of the then applicable conversion price or the Market Price. If the Company failed to make the monthly payment, the Noteholders would have had the right to convert the amount of the monthly payment into shares of Common Stock at the lesser of the then applicable Conversion Price or the Market Price.

The November 2025 Convertible Note included multiple features that would require bifurcation, analysis and to be revalued at each reporting date. Accordingly, the Company has elected to apply the fair value option to the November 2025 Convertible Notes to simplify the reporting. The November 2025 Convertible Note was initially measured at fair value and was being re-measured at fair value at each subsequent reporting date. For the nine months ended September 30, 2026, the change in fair value was as follows:

September 30, 2026
Fair value, at beginning of period	$1,035,323
Principal payments	(819,442)
Conversion to common stock	(288,750)
Change in fair value	72,869
Fair value, at end of period	$—

During the nine months ended September 30, 2026, holders converted an aggregate principal amount of $288,750 of November 2025 Convertible Note into shares of the Company’s Class A common stock. The loss in change in fair value of $74,954 is reported in other income in our condensed consolidated statement of operations and comprehensive income (loss) and ($2,085) is recorded in other comprehensive loss due to the change in credit spread from issuance to September 30, 2026. The portion of the total change in the fair value of the November 2025 Convertible Note that is attributable to changes in the Company’s own credit risk (the “credit component”) is estimated each reporting date using a with-and-without approach. Management first measures fair value using all updated valuation inputs, including the credit spread implied by current market data (34.0%) then management re-measures fair value holding every assumption constant except for the credit spread, which is reset to the spread calibrated on the issuance date (33.0%). The difference between the two fair-value estimates isolates the effect of instrument-specific credit risk.

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

The Company recognized an income tax expense of $435,891 and an income tax benefit of $1,564,152 for the three months ended September 30, 2026 and 2025, respectively. The Company recognized an income tax expense of $409,086 and $10,833,616 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s effective tax rate was 6.6% and 75.0%, respectively. For the nine months ended September 30, 2026, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to the permanent differences, state taxes, and change in valuation allowance. For the nine months ended September 30, 2025, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to the impact of valuation allowance recorded against U.S. net deferred tax assets.

The Company reassessed the realizability of its net deferred tax assets as of September 30, 2026. After considering all available positive and negative evidence, including cumulative losses in recent periods, operating results for the nine months ended September 30, 2026, and updated projections of future taxable income, the Company concluded that it remains more likely than not that its net deferred tax assets will not be realized. Accordingly, a full valuation allowance recorded continues to be maintained.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 14 – OPERATING LEASE RIGHT-OF-USE ASSETS

The Company’s right-of-use assets represent arrangements related primarily to office facilities used in the ordinary business operations of the Company and its subsidiaries. In April 2018, a commercial bank issued an irrevocable standby letter of credit on behalf of the Company to the landlord for $1,075,000 to lease office space. The standby letter of credit is valid for a seven-year term and was amended in December 2025 to extend to March 31, 2033. The Company leases office space in Beverly Hills, California pursuant to a lease agreement, as amended, with an original commencement date of April 5, 2018, which was extended for an additional 86-month term commencing December 1, 2025 and expiring January 31, 2033, with one five-year renewal option but the Company is not reasonably certain to exercise the option at lease commencement. For purposes of measuring the right-of-use asset and lease liability under ASC 842, the Company applied an incremental borrowing rate of 8.50%. The incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In determining that rate, the company considers prevailing economic conditions at the commencement date, as well as factors such as company-specific credit risk, term of the lease and options, and the effect of collateralization based on the nature and quality of the underlying asset. As of September 30, 2026 and December 31, 2025, the Company’s net operating lease right-of-use assets amounted to $4,537,349 and $4,722,366, respectively. The Company had variable lease payments of approximately $7,083 and $37,855 during the three months ended September 30, 2026 and 2025, respectively, which consisted primarily of common area maintenance charges and administrative fees. The Company had variable lease payments of approximately $14,033 and $113,997 during the nine months ended September 30, 2026 and 2025, respectively, which consisted primarily of common area maintenance charges and administrative fees.

Operating lease costs included in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$238,623	$433,128	$804,602	$1,281,908

Supplemental information related to operating leases for lease liabilities as of September 30, 2026 and 2025, is as follows:

	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$599,220	$1,281,135
Weighted average remaining lease term	6.2 years	1.2 years
Weighted average discount rate	8.42%	5.30%

Future undiscounted lease payments for operating leases and a reconciliation of these payments to our operating lease liabilities as of September 30, 2026 are as follows:

Years ending December 31,	Future lease payments	Imputed Interest Amount	Lease Liabilities
Remainder of 2026	$194,181	$95,992	$98,189
2027	888,835	360,650	528,185
2028	918,283	312,728	605,555
2029	947,755	258,389	689,366
2030	985,042	196,076	788,966
Thereafter	2,133,776	170,043	1,963,733
Total future lease payments	$6,067,872	$1,393,878	$4,673,994

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

In October 2023, INDIEV filed for bankruptcy and the Company does not expect to recover its costs from INDIEV. At this time, the Company is currently unable to reasonably estimate the amount of potential loss, if any.

Commitments

The Company routinely enters contracts with related party developers for the development of new games. These agreements ordinarily include contractual payments to the developers for several milestones that occur at various times through 2026. The aggregate amount of development commitments to related party developers is $3.8 million as of September 30, 2026. In April 2026, the Company entered into an outsourcing agreement with Suzhou Snail, a related party, for the research and development of Nine Yin Sutra. In consideration, the Company will pay Suzhou Snail $2.0 million, in four equal quarterly payments of $0.5 million, until March 2027. The Company also has a license agreement with its related party SDE for the exclusive publishing rights of the ARK franchise. In consideration of the publishing rights the Company will pay SDE a fixed monthly license fee of $1.5 million until ARK II releases. Our commitments assume satisfactory performance by our related party software developer. See Note 10 – Accounts Payable – Related Parties and Note 19 – Subsequent Events for more information.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Income (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$2,377,869	$(1,847,559)	$1,790,950	$(6,066,325)
Net income (loss) attributable to Class B common stockholders	4,293,134	(6,016,982)	3,974,009	(20,306,646)

Total net income (loss) attributable to Snail Inc.	$6,671,003	$(7,864,541)	$5,764,959	$(26,372,971)
Class A weighted average shares outstanding - basic	3,184,637	1,765,493	2,591,200	1,717,647
Class B weighted average shares outstanding - basic	5,749,716	5,749,716	5,749,716	5,749,716
Class A and B basic income (loss) per share	$0.75	$(1.05)	$0.69	$(3.53)

Diluted Income (Loss) Per Share:
Net income (loss) attributable to Class A common stockholders	$2,377,869	$(1,847,559)	$1,790,950	$(6,066,325)
Dilutive effect of convertible notes	—	—	1,848	—
Net income (loss) attributable to Class A common stockholders	$2,377,869	$(1,847,559)	$1,792,798	$(6,066,325)
Net income (loss) attributable to Class B common stockholders	$4,293,134	$(6,016,982)	$3,974,009	$(20,306,646)
Dilutive effects of convertible note warrants	—	(157,674)	—	(278,492)
Net income (loss) attributable to Class B common stockholders	$4,293,134	$(6,174,656)	$3,974,009	$(20,585,138)
Class A weighted average shares outstanding – basic	$3,184,637	$1,765,493	$2,591,200	$1,717,647
Dilutive effect of convertible notes	—	—	28,568	—
Class A weighted average shares outstanding - diluted	$3,184,637	$1,765,493	$2,619,768	$1,717,647
Class B weighted average shares outstanding - basic	5,749,716	5,749,716	5,749,716	5,749,716
Dilutive effects of common stock equivalents	—	—	—	—
Class B weighted average shares outstanding - diluted	5,749,716	5,749,716	5,749,716	5,749,716
Diluted income (loss) per Class A share	$0.75	$(1.05)	$0.68	$(3.53)
Diluted income (loss) per Class B share	$0.75	$(1.07)	$0.69	$(3.58)

The following table provides a listing of shares excluded from the calculation of Diluted EPS due to their anti-dilutive effects:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025	Method
Excluded Shares:
Restricted stock units outstanding	254,781	252,138	254,781	252,138	Treasury
Equity line of credit warrants	66,863	66,863	66,863	66,863	Treasury
Underwriters warrants	—	24,000	—	24,000	Treasury
Convertible notes	9,922	202,406	233,123	266,121	If-Converted
Convertible notes warrants	—	—	—	—	Treasury

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 17 – EQUITY

The Company has authorized two classes of common stock, Class A and Class B. The rights of the holders of both Class A and Class B common stock are identical, except with respect to voting, conversion and transfer restrictions applicable to the Class B common stock. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and will be convertible into one share of Class A common stock automatically upon transfer, subject to certain exceptions. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters unless otherwise required by law.

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

The warrant liability, which uses level 3 inputs, is to be measured at fair value each reporting period with the change in fair value being recognized in other income. The measured fair value may be uncertain due to the use of unobservable inputs. At September 30, 2026 and December 31, 2025, the fair value of the warrant liability was $0 and $632,876, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three months ended September 30, 2026, was $0 and the change in fair value during the nine months ended September 30, 2026, amounted to an income of $26,335, which was included in other income in our condensed consolidated statements of operations and comprehensive income (loss). The changes in fair value during the three and nine months ended September 30, 2025, amounted to an income of $247,072 and $628,638, respectively, included in other income in our condensed consolidated statements of operations and comprehensive income (loss).

During the nine months ended September 30, 2026, the Investors exercised 243,237 of the outstanding convertible note warrants via a cashless exercise for which they received 148,612 shares of our Class A common stock and the Company recorded a loss of $304,862 upon revaluation of the exercised warrants. During the nine months ended September 30, 2025, the Investors exercised 37,857 warrants, for which the Company received $159,000 in proceeds and recorded a loss of $128,085 upon revaluation of the exercised warrants. The losses are included in other income in our condensed consolidated statements of operations and comprehensive income (loss). No convertible note warrants were exercised during the three months ended September 30, 2026 and 2025. As of September 30, 2026, all 243,237 of convertible notes warrants have been exercised.

The Convertible Notes Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the three and nine months ended September 30, 2026 and 2025, was as follows:

	Value	Warrants
Fair value, at December 31, 2025	$632,876	243,237
Change in fair value	(331,197)	—
Exercises	—	—
Fair value, at March 31, 2026	$301,679	243,237
Change in fair value	304,862	—
Exercises	(606,541)	(243,237)
Fair value, at June 30, 2026	—	—
Change in fair value	—	—
Fair value, at September 30, 2026	$—	—

	Value	Warrants
Fair value, at December 31, 2024	$1,448,109	281,094
Change in fair value	(487,857)	—
Exercises	(323,113)	(37,857)
Fair value, at March 31, 2025	$637,139	243,237
Change in fair value	429,403	—
Fair value, at June 30, 2025	$1,066,542	243,237
Change in fair value	(247,072)	—
Fair value, at September 30, 2025	$819,470	$243,237

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

Due to their adjustment provision, the warrants are classified as a liability on the consolidated balance sheet. The fair value of the warrants has been estimated using a Black-Scholes pricing model as of September 30, 2026 and December 31, 2025 as follows:

	September 30, 2026	December 31, 2025
Stock price	$2.38	$4.45
Exercise price	$7.50	$7.50
Contractual term (years)	1.90	2.65
Volatility	164.1%	98.4%
Risk-free rate	4.79%	3.49%

Expected volatility is the estimate of the expected volatility of the Company’s Class A common stock, based on the Company’s weekly trading history then reduced by 5%.

The warrant liability, which uses level 3 inputs, is to be measured at fair value at each reporting period and with the change in fair value being recognized in earnings. The measured fair value may be uncertain due to the use of unobservable inputs. At September 30, 2026 and December 31, 2025, the fair value of the warrant liability was $93,587 and $143,675, respectively, and was included in the accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The changes in fair value during the three and nine months ended September 30, 2026, amounted to income of $37,181 and $50,088, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss). The changes in fair value during the three and nine months ended September 30, 2025, amounted to income of $63,894 and $96,823, respectively, and is included in other income in our condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2026, 6,667 warrants have been exercised.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The Equity Line Warrants were initially measured at fair value and are being re-measured at fair value at each subsequent reporting date. The change in fair value during the three and nine months ended September 30, 2026 and 2025, was as follows:

	Value	Warrants
Fair value, at December 31, 2025	$143,675	66,863
Change in fair value	(79,461)	—
Fair value at March 31, 2026	$64,214	66,863
Change in fair value	66,554	—
Fair value at June 30, 2026	$130,768	66,863
Change in fair value	(37,181)	—
Fair value at September 30, 2026	$93,587	66,863

	Value	Warrants
Fair value, at December 31, 2024	$292,004	66,863
Change in fair value	(151,661)	—
Fair value, at March 31, 2025	$140,343	66,863
Change in fair value	118,732	—
Fair value, at June 30, 2025	$259,075	66,863
Change in fair value	(63,894)	—
Fair value, at September 30, 2025	$195,181	66,863

Restricted Stock Units (“RSUs”)

RSUs granted to directors vest based on the directors’ continued employment with us through each applicable vest date, which is generally over one year. If the vesting conditions are not met, unvested RSUs will be forfeited. The following table summarizes our RSU units’ activity with directors for the nine months ended September 30, 2026 and 2025, respectively:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2026	13,333	$6.75
Granted	39,216	4.59
Vested	(23,136)	5.84
Forfeited or cancelled	—	—
Outstanding as of September 30, 2026	29,413	$4.59

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	—	$—
Granted	67,554	6.75
Vested	(47,555)	6.75
Forfeited or cancelled	—	—
Outstanding as of September 30, 2025	19,999	$6.75

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

The following table summarizes our PSU activity with employees, presented with the maximum number of shares that could potentially vest, for the nine months ended September 30, 2026 and 2025.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2026	225,471	$25.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding as of September 30, 2026	225,471	$25.00

	Restricted Stock Units	Weighted- Average Grant-Date Fair Values
Outstanding as of January 1, 2025	228,456	$25.00
Granted	—	—
Vested	—	—
Forfeited or cancelled	(2,985)	(25.00)
Outstanding as of September 30, 2025	225,471	$25.00

The grant date fair value of PSUs granted to employees is based on the quoted market price of our common stock on the date of grant.

Repurchase Activity

As of September 30, 2026, 270,055 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $13.60 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program.

There were no share repurchases made during the nine months ended September 30, 2026 and 2025.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2026, the Company determined that it is probable that the Company will not meet the performance-based milestones required by the RSU’s granted to employees. During the three months ended March 31, 2025, the Company determined it is probable it will meet the performance-based milestones required by said RSU’s, then in the three months ended June 30, 2025, the milestone was reverted back to not probable.

Stock-based compensation expense resulting from RSUs and PSUs of $42,882 and $42,405 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense resulting from RSUs and PSUs of $138,438 and $300,047 are recorded under general and administrative expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense resulting from PSUs of $2,118 and $2,648 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense resulting from PSUs of $7,692 and $25,894 are recorded under research and development expenses included in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2026 and 2025, respectively.

Snail Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2026 and 2025, the Company recognized approximately $31,798 of deferred income tax expense, and $72,978 of deferred income tax expense, respectively, related to our stock-based compensation expense.

As of September 30, 2026, our total unrecognized compensation cost related to RSUs and PSUs was approximately $0.6 million and is expected to be recognized over a weighted-average service period of 0.7 years.

NOTE 18 – OPERATING SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) is our Founder, Chief Executive Officer, Chief Strategy Officer, and Chairman Mr. Hai Shi. The CODM assesses performance and decides how to allocate resources based on net income (loss) to evaluate operational efficiency and direct resources of the Company. Segment assets are reported on the condensed consolidated balance sheets as total assets. The table below presents segment revenue, operating profit and significant expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues, net	$33,061,435	$13,819,527	$80,032,536	$56,116,149
Cost of revenues:
Licensing fees	13,892,581	11,752,576	38,322,047	37,380,574
Merchant fees	270,305	456,629	887,069	1,495,785
Internet, server and data center	1,215,269	1,578,676	3,780,424	4,341,692
Advertising and marketing	39,858	17,240	55,350	81,420
Total cost of revenues	15,418,013	13,805,121	43,044,890	43,299,471

Gross profit	17,643,422	14,406	36,987,646	12,816,678

Operating expenses:
Salaries and wages	1,942,888	3,682,601	5,899,465	10,427,812
Public company expenses	250,899	202,535	797,737	564,334
General and administrative	2,718,080	1,295,259	7,840,672	3,043,408
Research and development	4,619,542	3,731,441	13,087,364	10,634,595
Advertising and marketing	901,768	884,914	2,585,262	3,711,480
Depreciation	13,034	67,915	38,602	203,579
Impairment of film assets	24,250	—	190,237	—
Total operating expenses	10,470,461	9,864,665	30,439,339	28,585,208

Income (loss) from operations	7,172,961	(9,850,259)	6,548,307	(15,768,530)

Total other income (expense), net	(66,155)	420,413	(375,025)	226,784

Income (loss) before (benefit from) provision for income taxes	7,106,806	(9,429,846)	6,173,282	(15,541,746)

Provision for (benefit from) income taxes	435,891	(1,564,152)	409,086	10,833,616

Net income (loss)	$6,670,915	$(7,865,694)	$5,764,196	$(26,375,362)

Depreciation expense is consistent with those presented in the condensed consolidated statements of cash flows. There are no additional segment items requiring separate disclosure. Licensing fees includes software license royalties, licensing fees – related party, license and amortization, engine fees, and game localization. Interest income, interest expense, other income and foreign currency transactions are captured in the total other income (expense), net line item. The Company continues to report revenue by geographic region as part of its revenue disclosures, see Note 3 – Revenue from Contracts with Customers. The CFO provides reports to the CODM for key decision making purposes.

NOTE 19 – SUBSEQUENT EVENTS

●	On October 7, 2026, the Company drew $1.0 million on its revolving loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly under “Risk Factors,” in Part II, Item 1A of this Quarterly Report and Part 1, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025, and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Quarterly Report.

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

Overview

Our mission is to provide high-quality entertainment experiences to audiences around the world. We are a leading, global independent developer and publisher of interactive digital entertainment for consumers around the world. We have built a premier portfolio of premium games designed for use on a variety of platforms, including consoles, PCs, and mobile devices. ARK: Survival Evolved, which has consistently ranked among top-grossing titles on Steam. Our expertise in technology, in-game ecosystems and monetization of online multiplayer games has enabled us to assemble a broad portfolio of intellectual property across multiple media formats and technology platforms. Our flagship franchise from which we generate the substantial majority of our revenues, ARK, is a leader within the sandbox survival genre with 114.1 million console and PC installs through September 30, 2026. See below for discussion of key performance metrics and non-GAAP measures. In the three and nine months ended September 30, 2026, ARK: Survival Evolved and ARK: Survival Ascended combined for an average total of 220,000 and 230,000 daily active users (“DAUs”) on the Steam and Epic platforms, as compared to 216,000 and 233,000 in the three and nine months ended September 30, 2025, respectively. We define “daily active users” as the number of unique users who play any given game on any given day. For the three months ended September 30, 2026 and 2025, we generated 91.5% and 88.4%, respectively, of our revenues from the ARK franchise. For the nine months ended September 30, 2026 and 2025, we generated 87.4% and 90.3%, respectively, of our revenues from the ARK franchise

Our dedication to providing audiences with high-quality entertainment experiences utilizing the latest gaming technology has produced strong user engagement, continued revenue growth, and increased cash flows. Through September 30, 2026, our ARK franchise game has been played for 4.6 billion hours with an average playing time per user of 159 hours and with the top 21.4% of all players spending over 100 hours in the game, according to data from the Steam platform. For the three months ended September 30, 2026 and 2025, our net revenue was $33.1 million and $13.8 million, respectively. For the nine months ended September 30, 2026 and 2025, our net revenue was $80.0 million and $56.1 million, respectively. During the three months ended September 30, 2026, approximately 40.6% of our revenue came from consoles, 53.8% from PC and 3.8% from mobile as compared to 33.2% from consoles, 49.5% from PC and 13.1% from mobile during the three months ended September 30, 2025. During the nine months ended September 30, 2026, approximately 36.0% of our revenue came from consoles, 57.2% came from PC and 5.1% from mobile platforms as compared to 39.9% from consoles, 46.1% from PC and 11.0% from mobile platforms during the nine months ended September 30, 2025. We had a net income of $6.7 million compared to a net loss of $7.9 million, for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, we had a net income of $5.8 million as compared to net loss of $26.4 million for the nine months ended September 30, 2025.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

Investments in our content strategy

We continuously evaluate and invest in content strategy to improve and innovate our games and features and to develop current technological platforms. We are currently actively investing in expanding our gaming pipeline as well as developing media related to our gaming intellectual property. We also continue to invest to grow our micro-influencer platform, NOIZ, by attracting new influencers and brand customers. We have established a new division internally under the Interactive Films brand. This division will focus on creating content in the vertical short film segment of the digital entertainment market. The mobile application has already launched on iOS and Android platforms. As of September 30, 2026, we have released over 350 short film dramas on the SaltyTV app. We expect a consistent roll out of new short film dramas. Short film dramas include internally produced and licensed films from external organizations.

Growth of user base

We have experienced significant growth in our number of downloads over the last several years. We have sold 62.4 million units between January 1, 2016 and September 30, 2026. During the three months ended September 30, 2026, we sold 2.0 million units compared to 1.1 million in the three months ended September 30, 2025. Our video games provide highly engaging, differentiated entertainment experiences where the combination of challenge and progress drives player engagement and long-term franchise value. The success of our franchise hinges on our ability to keep our current players engaged while also growing our user base by innovating our platform and monetizing new offerings. The degree to which gamers are willing to engage with our platform is driven by our ability to create interactive and unique content that will enhance the game-play experience. We sell DLCs which are supplementary to our master games and expand the gaming universe to continuously evolve the game and retain players. Our master games are the base versions of a specific title, for example, ARK: Survival Evolved is our master game and ARK: Genesis is a DLC.

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

Recent Developments

Gaming

During the first quarter of 2026, we continued to execute on our multi-year expansion strategy for our foundational ARK franchise. Building upon the successful launch and reception of ARK: Lost Colony late last year, we outlined an ambitious roadmap consisting of four major downloadable content (DLC) expansions for ARK: Survival Ascended in 2026 and three subsequent releases planned for 2027. We anticipate this cadence will provide significant revenue visibility. The 2026 roadmap included ARK: Survival of the Fittest, ARK: Tides of Fortune, ARK: World Creator, and ARK: Dragontopia, of which ARK: Tides of Fortune and ARK: Dragontopia launched in July 2026.

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

During the third quarter of 2026, our multi-year expansion strategy for our foundational ARK franchise continues. Building upon our summer content slate, in early July, we launched ARK: Genesis Part 1 Ascended, ARK: Tides of Fortune, and ARK: Dragontopia DLCs. We anticipate that these major releases will contribute significantly to our near-term performance, with approximately $11.9 million from our deferred revenue backlog recognized in the third quarter of 2026.

As part of our ongoing initiative to diversify our revenue profile beyond the core ARK ecosystem through both internally developed and third-party titles, we achieved several critical milestones across our publishing pipeline. On August 26, 2026, we launched PixARK: Terracrypt on Steam, marking the first major premium DLC expansion for our voxel-based sandbox survival game. Following this, on September 8, 2026, in partnership with developer Frozen Way, we globally launched our sci-fi survival adventure Honeycomb: The World Beyond across Steam, PlayStation, Xbox, and Epic platforms. Additionally, as we expand our indie portfolio, our publisher label Wandering Wizard unveiled a radically revamped art direction and rebuilt gameplay mechanics for Matrioshka Games’ upcoming 4-player co-op physics heist title, Gobby Gang, on September 24, 2026.

To reinforce our long-term pipeline visibility and global reach, we maintained a strong presence at major industry events. In August 2026, we showcased our expanding product portfolio at Gamescom 2026, highlighted by extended looks at two major upcoming internally developed AAA titles. First, we revealed an announcement trailer and extended gameplay details for 9 Yin Sutra: Wuxia, an open-world martial arts RPG featuring fast-paced combat, player-driven progression, and a sprawling, dynamic Jianghu world. Concurrently, we unveiled a new gameplay trailer for our ambitious space survival RPG, For The Stars, detailing its massive thirty-kilometer procedural planets, advanced base-building mechanics, and unique shared-galaxy multiplayer logistics. Following Gamescom, we presented our strategic vision and updated pipeline to the financial community at the H.C. Wainwright 28th Annual Global Investment Conference on September 14, 2026.

Film and TV

We continue to build on our short film mobile application, SaltyTV, bringing exclusive, original stories to our viewers. As of September 30, 2026, we have released over 350 short film dramas on the SaltyTV app. To support our expanding content library and ensure a robust technical foundation, we entered into new related-party service agreements with Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”) to provide dedicated platform support and game testing for SaltyTV, covering August 1, 2026 through July 31, 2027. Concurrently, we are advancing our Interactive Films publishing initiative, executing our experimental strategy to transform high-engagement vertical narrative content into immersive, gameplay-driven Full Motion Video (FMV) Role Playing Game experiences.

Technology and Artificial Intelligence (AI)

In alignment with our strategic focus on innovation and software development, on August 4, 2026, our subsidiary Egofold unveiled “AI Ranch” and “Non-Human Players” (NHPs™, an artificial intelligence initiative) at the Ai4 2026 conference. This initiative introduces a new generation of AI gaming companions designed to bridge modern digital technology with gameplay-driven interactivity across our platforms.

Corporate

On August 5, 2026, we entered into a Short Drama Production Business Agreement with Suzhou Snail Digital Technology Co., Ltd. (“Suzhou Snail”) through our wholly-owned subsidiary Interactive Films LLC, for technical development, marketing, and commercial operation services related to the SaltyTV platform, covering the period from August 1, 2026 through July 31, 2027 for a total contract sum of $864,000, payable in four quarterly installments of $216,000 beginning September 30, 2026. Also on August 5, 2026, we entered into a Game Testing Service Agreement with Suzhou Snail through our wholly-owned subsidiary Snail Games USA, Inc., for functionality, compatibility, network, compliance, regression, and cross-platform game testing services, covering the period from August 1, 2026 through July 31, 2027 for a total contract sum of $252,000, payable in four quarterly installments of $63,000 beginning September 30, 2026.

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

On March 26, 2026, we received another deficiency letter (the “Letter”) from the Nasdaq Staff notifying us that we were not in compliance with the requirement to maintain a minimum of $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years (the “Net Income Requirement”). Although we reported net income from continuing operations in our Condensed Consolidated Statement of Operations for the year ended December 31, 2024, we reported net losses from continuing operations in our Condensed Consolidated Statements of Operations for the years ended December 31, 2023 and 2025. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) a minimum stockholders’ equity requirement of at least $2,500,000 (the “Equity Rule,” and collectively with the Net Income Requirement, the “Nasdaq Requirements”).

In accordance with Nasdaq rules, we submitted a plan to the Staff to regain compliance (the “Compliance Plan”) with the Nasdaq Requirements on May 11, 2026. On May 20, 2026, we received a letter from Nasdaq (the “Extension Letter”) stating that the Compliance Plan was accepted and that we would have until September 22, 2026, to evidence compliance with the Nasdaq Requirements. The Extension Letter further stated that if we fail to evidence compliance with the Nasdaq Requirements upon filing our quarterly report for the quarter ending September 30, 2026, our Class A common stock would be subject to delisting.

On July 1, 2026, we received written notice from the Nasdaq Staff notifying us that Nasdaq had determined to delist our Class A common stock from The Nasdaq Capital Market as a result of our continued noncompliance with the Minimum Bid Price requirement (the “Staff Determination”). We subsequently requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff Determination.

On July 2, 2026, we effected the Reverse Stock Split of our outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-5. The Class A common stock began trading on the Nasdaq Capital Market on a split-adjusted basis on July 6, 2026. On July 21, 2026, we received a letter from the Nasdaq Staff confirming that we had then regained compliance with the Minimum Bid Price Requirement. On August 13, 2026, the Panel held a hearing at which we presented our plan to regain compliance with the Equity Rule.

On August 26, 2026, we received a written decision from the Panel granting our request to continue the listing of the Class A common stock on The Nasdaq Capital Market, subject to the following condition: we must demonstrate compliance with the Equity Rule by filing timely public disclosure (i) describing the transactions undertaken by us to achieve such compliance and demonstrate long-term compliance with the Equity Rule and (ii) providing an indication of our equity following those transactions. The Panel’s decision also requires us to provide prompt notification of any significant events occurring during the exception period that may affect our compliance with Nasdaq requirements, including any event that may call into question our ability to meet the terms of the exception granted. The Panel has reserved the right to reconsider the terms of the exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. The foregoing summarizes certain terms of the Panel’s decision and does not describe all of the terms and conditions of the decision.

Nasdaq Listing Rule 5810(c)(2)(B)(i) (“Rule 5810(c)(2)”) allowed the Panel to grant an exception period of up to 180 calendar days from the date of the Staff Determination, or until December 28, 2026, for us to regain compliance with the Equity Rule. We requested and were granted an exception period lasting through November 13, 2026, in which to demonstrate compliance. As of the date of filing of this Quarterly Report, we have not achieved compliance with the Equity Rule. Accordingly, we are requesting that the Panel further extend the exception period, subject to Rule 5810(c)(2), to allow us additional time to take actions to bring our Company into compliance. Our Class A common stock continues to be listed and traded on The Nasdaq Capital Market under the symbol “SNAL” during the exception period, subject to our satisfaction of the conditions set forth in the Panel’s decision. We are working to regain compliance with the Equity Rule. Any compliance submission by us will be subject to review by the Panel. There can be no assurance that the Panel will grant our request to further extend the exception period, or that we will satisfy the conditions of the Panel’s decision or otherwise regain compliance with the applicable listing requirements within such exception period, and a failure to do so would result in the delisting of our securities from Nasdaq.

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

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate of 6.6% differed from the federal statutory tax rate of 21% primarily due to state income taxes, permanent differences, and change in valuation allowance.

Results of Operations

Comparison of the three months ended September 30, 2026 versus the three months ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Revenues, net	$33.1	$13.8	$19.2	139.2%
Cost of revenues	15.4	13.8	1.6	11.7%
Gross profit	17.6	—	17.6	122,372.7%
Operating expenses:
General and administrative	4.9	4.8	0.1	1.4%
Research and development	4.6	3.7	0.9	23.8%
Advertising and marketing	0.9	0.9	—	1.9%
Depreciation	—	0.2	(0.1)	(80.8)%
Impairment of film assets	—	0.3	(0.3)	(92.8)%
Total operating expenses	10.5	9.9	0.6	6.1%
Income (loss) from operations	$7.2	$(9.9)	$17.0	172.8%

Revenues

Net revenues for the three months ended September 30, 2026 increased by $19.2 million, or 139.2%, compared to the three months ended September 30, 2025. The increase in net revenues is primarily attributed to $13.9 million change in deferred revenue, a $4.9 million increase in sales from ARK: Survival Ascended, which is mostly driven by the base game and the release of ARK: Tides of Fortune and ARK: Dragontopia, a $1.0 million increase in sales of Bellwright, and a $0.4 million increase in sales of Honeycomb: The World Beyond, partially offset by a decrease of $0.5 million in sales from ARK: Survival Evolved and a decrease in ARK: Ultimate Mobile Edition of $0.2 million, and a decrease in SaltyTV sales of $0.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Cost of revenues

Cost of revenues for the three months ended September 30, 2026 increased by $1.6 million, or 11.7% when compared to the three months ended September 30, 2025, primarily due to higher license royalties costs driven by an increase in revenue during the period, partially offset by a reduction in monthly licensing cost to SDE.

Cost of revenues for the three months ended September 30, 2026 and 2025 comprised the following:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Software license royalties – related parties	$7.9	$3.3	$4.6	137.8%
Software license royalties	0.2	—	0.1	342.2%
Licensing fees – related party	4.8	6.0	(1.3)	(20.8)%
License and amortization	0.2	0.5	(0.3)	(55.9)%
Merchant fees	0.3	0.5	(0.2)	(40.8)%
Engine fees	0.8	1.9	(1.1)	(56.4)%
Internet, server and data center	1.2	1.6	(0.4)	(23.0)%
Other	—	—	—	131.2%
Total:	$15.4	$13.8	$1.6	11.7%

Cost of revenues increased for the three months ended September 30, 2026 primarily due to a $4.6 million increase in software license royalties – related parties, resulting from an increase in ARK revenue, partially offset by a decrease in licensing fees – related party of $1.3 million due to a reduction in licensing costs to SDE, a decrease in merchant fees of $0.2 million related to ARK: Ultimate Mobile Edition revenues, and a decrease in internet, server and data center costs of $0.4 million and a decrease in engine fees of $1.1 million due to an EPIC royalty true-up related to prior periods.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2026 increased by $0.1 million, or 1.4%, compared to the three months ended September 30, 2025. The increase in general and administrative expenses was due to an increase in office and insurance expense of $0.2 million, an increase in contractors and public company expense of $0.2 million and an increase in travel expense of $0.1 million, partially offset by a decrease in rent expense of $0.2 million and legal and professional fees of $0.2 million.

Research and development expenses

Research and development expenses for the three months ended September 30, 2026 increased by $0.9 million, or 23.8%, compared to the three months September 30, 2025. The increase in research and development expenses was due to an increase in internal research and development salaries as the Company continues to expand its internal development team.

Advertising and marketing expenses

Advertising and marketing expenses remained relatively unchanged at $0.0 million, or an increase of 1.9%, and were relatively unchanged when compared to the three months September 30, 2025. There was an increase in advertising and marketing expenses of $0.4 million due to Gamescom tradeshow and Ai4 artificial intelligence conference costs. This was fully offset by a decrease in advertising and marketing expenses of $0.4 million due to large promotional costs related to the launch of ARK: Aquatica and higher marketing costs for SaltyTV application in 2025.

Impairment of film assets

Impairment of film assets for the three months ended September 30, 2026 decreased by $0.3 million, or 92.8%, compared to the three months ended September 30, 2025. The decrease was primarily due to a lower amortizable base, as one film asset was impaired during the three months ended September 30, 2026, compared to four film assets with higher amortizable base during the three months ended September 30, 2025.

Other Factors Affecting Net Income (Loss)

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Interest income	$0.1	$0.5	$(0.4)	(88.6)%
Interest expense	(0.2)	(0.2)	—	(2.7)%
Other income	0.1	0.1	(0.1)	(57.1)%
Income tax (provision) benefit	(0.4)	1.6	(2.0)	(127.9)%

Interest income

Interest income was $0.1 million and $0.5 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The decrease was due to the interest portion of IRS refunds received during the three months ended September 30, 2025.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense remained relatively consistent for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, as interest on our outstanding debt remained relatively unchanged.

Other income

Other income was $0.1 million for the three months ended September 30, 2026 and 2025, respectively. There was an increase in the revaluation of warrant liabilities of $0.2 million, fully offset by the decrease in the revaluation of convertible notes of $0.2 million in the three months ended September 30, 2026.

(Provision for) benefit from income taxes

The Company had an income tax provision of $0.4 million and an income tax benefit of $1.6 million for the three months ended September 30, 2026 and 2025, respectively. This is primarily due to the Company being in a net income position during the three months ended September 30, 2026 while recognizing a net loss in the three months ended September 30, 2025. Our effective income tax rate was 6.1% and 16.6% during the three months ended September 30, 2026 and 2025, respectively.

Comparison of the nine months ended September 30, 2026 versus the nine months ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Revenues, net	$80.0	$56.1	$23.9	42.6%
Cost of revenues	43.0	43.3	(0.3)	(0.6)%
Gross profit	37.0	12.8	24.2	188.6%
Operating expenses:
General and administrative	14.5	13.3	1.3	9.4%
Research and development	13.1	10.6	2.5	23.1%
Advertising and marketing	2.6	3.7	(1.1)	(30.3)%
Depreciation	—	0.2	(0.2)	(81.0)%
Impairment of film assets	0.2	0.8	(0.6)	(74.7)%
Total operating expenses	30.4	28.6	1.9	6.5%
Income (loss) from operations	$6.5	$(15.8)	$22.3	(141.5)%

Revenue

Net revenues for the nine months ended September 30, 2026 increased by $23.9 million, or 42.6%, compared to the nine months ended September 30, 2025. The increase in net revenues is primarily due to the change in deferred revenue of $19.2 million, an increase in ARK: Survival Ascended sales of $4.8 million, which is driven by the sales of the base game, ARK: Bob’s Tall Tales, ARK: Lost Colony, and the newly released ARK: Tides of Fortune, and ARK: Dragontopia, an increase of $4.6 million in Bellwright sales, and an increase of $0.4 million in Honeycomb: The World Beyond sales. The increase in revenue was partially offset by a decrease in revenue from ARK: Survival Evolved of $3.2 million, a decrease in ARK: Ultimate Mobile Edition revenue of $1.5 million, and a decrease in revenue of SaltyTV application of $0.4 million.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2026 decreased by $0.3 million, or 0.6%, compared to the nine months ended September 30, 2025.

Cost of revenues for the nine months ended September 30, 2026 and 2025 comprised the following:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Software license royalties – related parties	$18.8	$14.4	$4.4	30.8%
Software license royalties	0.3	0.1	0.2	111.0%
Licensing fees – related party	15.8	18.0	(2.3)	(12.5)%
License and amortization	0.8	1.2	(0.4)	(32.2)%
Merchant fees	0.9	1.5	(0.6)	(40.7)%
Engine fees	2.7	3.6	(1.0)	(27.2)%
Internet, server and data center	3.8	4.3	(0.6)	(12.9)%
Other	0.1	0.1	—	(32.0)%
Total:	$43.0	$43.2	$(0.3)	(0.6)%

The decrease in cost of revenues for the nine months ended September 30, 2026 decreased by $0.3 million or 0.6%. For the nine months ended September 30, 2026, there was a decrease of $2.3 million in licensing fees – related party attributable to decreased licensing costs to SDE, a decrease in engine fees of $1.0 million, a decrease in merchant fees of $0.6 million related to a reduction in ARK: Ultimate Mobile Edition revenues, a decrease in license and amortization of $0.4 million primarily due to a lower depreciable base, and a decrease in internet, server, and data center of $0.6 million related to lower cloud infrastructure costs, partially offset by an increase of $4.4 million in software license royalties – related parties, a result of increased ARK revenues and an increase of $0.2 million in software license royalties.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2026 increased by $1.3 million, or 9.4%, compared to the nine months ended September 30, 2025. The increase in general and administrative expenses was due to larger contractors expense of $0.8 million, an increase in office expense of $0.3 million, an increase in insurance costs of $0.2 million, an increase in public company expenses of $0.2 million and an increase in travel expense of $0.1 million, partially offset by a decrease in rent expense of $0.5 million.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2026 increased by $2.5 million, or 23.1%, compared to the nine months ended September 30, 2025. The increase in research and development expenses was due to the outsourced development of For The Stars and 9 Yin Sutra: Immortal paid to Suzhou Snail and an increase in internal research and development salaries as the Company continues to expand its internal development team.

Advertising and marketing expenses

Advertising and marketing expenses for the nine months ended September 30, 2026 decreased by $1.1 million, or 30.3%, compared to the nine months ended September 30, 2025. The decrease was primarily attributable to higher advertising and marketing expenses during the nine months ended September 30, 2025, which included higher costs associated with the Company’s presence at the Game Developers Conference (“GDC”) and increased advertising campaigns for our ARK: Aquatica and Wandering Wizard titles, and SaltyTV application and related offerings.

Impairment of film assets

Impairment of film assets for the nine months ended September 30, 2026 decreased by $0.6 million, or 74.7%, compared to the nine months ended September 30, 2025. The decrease in impairment of film assets was due to the Company’s underperformance of two films during the nine months ended September 30, 2026 compared to the underperformance of eight films and changes in the market conditions affecting expected future cash flow during the nine months ended September 30, 2025.

Other Factors Affecting Net Income (Loss)

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Interest income	$0.2	$0.6	$(0.4)	(71.7)%
Interest expense	(0.5)	(0.4)	(0.1)	23.1%
Other income	—	0.2	(0.2)	(102.1)%
Income tax provision	(0.4)	(10.8)	10.4	(96.2)%

Interest income

Interest income was $0.2 million and $0.6 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The decrease was due to the interest portion of IRS refunds received during the nine months ended September 30, 2025.

Interest expense

Interest expense primarily related to our outstanding indebtedness with third-party lenders. Interest expense increased by $0.1 million for the nine months ended September 30, 2026 because of higher average debt during the nine months ended September 30, 2026.

Other income

Other income decreased by $0.2 million for the nine months ended September 30, 2026, in comparison to the nine months ended September 30, 2025. The decrease is due to a $0.3 million expense from the revaluation of warrants, partially offset by an increase of $0.1 million income from revaluation of convertible notes in the nine months ended September 30, 2026.

Provision for income taxes

The Company had provision of income taxes of $0.4 million and $10.8 million for the nine months ended September 30, 2026 and 2025, respectively. This is primarily due to permanent differences, state taxes, and a change in valuation allowance. Our effective income tax rate was 6.6% and (69.7%) during the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in millions)
Units Sold(1)	2.0	1.1	0.9	73.3%	6.2	4.8	1.4	28.0%

(1)	Units include master games, DLCs, season pass and bundles and excludes skins, soundtracks and other items.

Units sold increased during the three months ended September 30, 2026, by 0.9 million units or 73.3%, as compared to the three months ended September 30, 2025. The Company’s units sold increased due to increased sales of ARK: Survival Ascended by 0.7 million units and an increase in sales of Bellwright of 0.1 million units. Units sold increased during the nine months ended September 30, 2026, by 1.4 million units or 28.0% as compared to the nine months ended September 30, 2025. The Company’s units sold increased due to the sale of ARK: Survival Ascended of 1.7 million units and an increase in sales of Bellwright of 0.3 million units, partially offset by a decrease in sales of ARK: Survival Evolved of 0.8 million units.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions)
Total net revenue	$33.1	$13.8	$19.2	139.2%	$80.0	$56.1	$23.9	42.6%
Change in deferred net revenue	(10.1)	3.8	(13.9)	(362.8)%	(8.3)	10.9	(19.2)	(176.4)%
Bookings	$23.0	$17.6	$5.4	30.4%	$71.7	$67.0	$4.7	7.0%

For the three months ended September 30, 2026, bookings increased by $5.4 million or 30.4%, compared to the three months ended September 30, 2025, primarily due to higher sales of ARK: Survival Ascended and Bellwright, partially offset by decrease in booking from ARK: Survival Evolved.

For the nine months ended September 30, 2026, bookings increased by $4.7 million, or 7.0%, compared to the nine months ended September 30, 2025, primarily due to higher sales of ARK: Survival Ascended and Bellwright, which benefited from promotional pricing during the period. This was offset by ARK: Survival Evolved as the title continued to mature and consumer demand shifted toward ARK: Survival Ascended and its related downloadable content.

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

EBITDA

We define EBITDA as net income (loss) before (i) interest income, (ii) interest expense, (iii) provision for (benefit from) income taxes, and (iv) depreciation expense, property and equipment.

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

Below is a reconciliation of net income (loss) to EBITDA, the closest GAAP financial measure.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions)
Net income (loss)	$6.7	$(7.9)	$14.5	(184.8)%	$5.8	$(26.4)	$32.1	(121.9)%
Interest income and interest income – related parties	(0.1)	(0.5)	0.4	(88.6)%	(0.2)	(0.6)	0.4	(71.7)%
Interest expense	0.2	0.2	—	(2.7)%	0.5	0.4	0.1	23.1%
Provision for (benefit from) income taxes	0.4	(1.6)	2.0	(127.9)%	0.4	10.8	(10.4)	(96.2)%
Depreciation expense	—	0.1	(0.1)	(80.8)%	—	0.2	(0.2)	(81.0)%
EBITDA	$7.2	$(9.7)	$16.9	(175.1)%	$6.5	$(15.6)	$22.1	(142.7)%

For the three months ended September 30, 2026, EBITDA increased by $16.9 million, or 175.1%, compared to the three months ended September 30, 2025. The increase was primarily driven by $14.5 million increase in net income, a decrease in interest income and interest income – related parties of $0.4 million, and an increase in the provision of income taxes of $2.0 million.

For the nine months ended September 30, 2026, EBITDA increased by $22.1 million, or 142.7%, compared to the nine months ended September 30, 2025, primarily due to an increase in net income of $32.1 million, partially offset by a decrease in provision for income taxes of $10.4 million.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, that are currently available as unrestricted cash. Our unrestricted cash was $12.1 million and $8.6 million as of September 30, 2026 and December 31, 2025, respectively.

Our restricted cash and cash equivalents were $2.3 million and $1.9 million as of September 30, 2026 and December 31, 2025, respectively. Our restricted cash primarily consists of time deposits and is used to secure standby letters of credit with certain of our landlords and insurance providers, and to hold collateral in reserve related to our revolving line of credit.

As of September 30, 2026, our 2021 Revolving Loan has a balance of $2.5 million and matures in March 2027, at which time the loan will convert into a term loan with a maturity date of March 31, 2030. Additionally, in February 2025 we issued convertible notes with a stated value of $3.3 million that matured in February 2026 and have been fully repaid as of September 30, 2026. We obtained a term loan note of $3.5 million in June 2025 with a maturity date of June 2028. In October 2025, we issued a convertible note with a stated value of $2.2 million, which would have matured in October 2026; and in November 2025, we issued a convertible note with a par value of $1.1 million, which would have matured in November 2026. Both convertible notes were repaid in full as of September 30, 2026. Additionally, we have available to issue up to $4.4 million of convertible notes to our existing noteholders. We are in compliance with our debt covenants related to the 2021 Revolving Loan, 2021 Promissory note and 2025 Term Loan for the trailing twelve months ended September 30, 2026. For the trailing twelve months ended December 31, 2025, the Company was in compliance with its debt covenants related to the 2021 Revolving Note, 2021 Promissory Note and 2025 Term Loan. There is no guarantee we will receive a waiver from the applicable lender if the covenants of the loans are breached in the future. In the event of a future breach of the debt covenants the lender has the right, but not the obligation, to declare all or any part of the debt as due immediately and cease making any advances or extend any further credit to us.

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

Our current unrestricted cash position of approximately $12.1 million, and our expected revenue receipts will allow the Company to continue operations beyond the next 12 months and service its current debts.

Cash flows

The following tables present a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Net cash flows provided by operating activities	$6.1	$4.2	$1.9	45.3%
Net cash flows used in investing activities	(0.4)	(4.1)	3.8	(90.9)%
Net cash flows provided by (used in) financing activities	(1.7)	4.9	(6.6)	(134.5)%
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$3.9	$5.0	$(1.1)	(21.5)%

Operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2026 increased by $1.9 million as compared to the nine months ended September 30, 2025, which resulted primarily from an increase in net income of $32.1 million, an increase in prepaid expenses related party and prepaid expenses and other current assets of $3.8 million, an increase in lease liabilities of $0.4 million, an increase in accrued expenses and other liabilities of $0.3 million, and an increase in other noncurrent assets of $0.2 million. This was partially offset by the decrease in deferred revenue of $20.4 million, a decrease in noncash deferred taxes of $10.8 million, a decrease in accounts payable and accounts payable – related parties of $3.9 million, and a decrease in other noncash reconciling items of $0.3 million.

The Company had a net income of $5.8 million and a net loss of $26.4 million, for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of $32.1 million. The increase was primarily due to an increase in revenue of $23.9 million, a decrease in the provision of income taxes of $10.4 million, a decrease in cost of revenue of $0.3 million, partially offset by an increase in total operating expenses of $1.9 million, and total other expense of $0.6 million.

Non-cash reconciling items were $1.9 million and $13.1 million for the nine months ended September 30, 2026 and 2025, respectively, representing a decrease of $11.1 million. The decrease in the non-cash reconciling items was due to a decrease in deferred taxes of $10.8 million, a decrease in impairment expenses of $0.6 million, a decrease in stock based compensation expense of $0.2 million, a decrease in depreciation expense of $0.2 million, a decrease in the change in fair value of convertible notes of $0.1 million, partially offset by an increase in the gain on change in fair value of warrants of $0.4 million, and an increase in amortization expense of $0.3 million.

Our accounts receivable – related party represent revenues attributable to certain mobile games that, for administrative reasons, were collected on our behalf by SDE Inc. (“SDE”), an affiliated entity, from fiscal year 2018 through 2021. SDE no longer collects such payments on our behalf; all such payments are received directly from the platforms through which we offer the relevant games. As of September 30, 2026 and December 31, 2025, the net outstanding balances of receivables due from SDE were $0.0 million and $1.5 million, respectively. The Company and SDE have entered into an agreement to offset uncollected amounts against monthly payments due to SDE for operating expenses and costs of revenue. See Note 5 - Accounts (Payable) Receivable - Related Party to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2026 were $0.4 million compared to $4.1 million in the nine months ended September 30, 2025. Investing activities for the nine months ended September 30, 2026 included $0.4 million for the acquisition of license rights to certain titles that are capitalized as research and development expenditures to be sold or marketed. Investing activities for the nine months ended September 30, 2025 included $0.3 million for the acquisition of software applications, $3.0 million for the acquisition of license rights to certain titles, and $0.8 million in capitalized research and development expenditures for the development of software to be sold or marketed.

Financing activities

Net cash flows (used in) provided by financing activities for the nine months ended September 30, 2026 were ($1.7) million compared to $4.9 million for the nine months ended September 30, 2025. Financing activities for the nine months ended September 30, 2026 included a $2.5 million repayment on the 2021 Revolving Loan, $3.1 million repayment on the February 2025, October 2025 and November 2025 Convertible Notes and a $0.9 million repayment on the 2021 Promissory Note and 2025 Term Loan, partially offset by the At-The-Market common stock offering of $4.8 million. Financing activities for the nine months ended September 30, 2025 included $3.0 million from the issuance of convertible notes, $3.5 million obtained from the new term loan, and $0.2 million received upon the exercise of warrants during the period. This was partially offset by the repayments of the convertible notes of $1.4 million and a $0.3 million repayment on the 2021 Promissory Note and 2025 Term Loan.

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

On December 15, 2025, we filed a Registration Statement on Form S-1 with the SEC registering shares of our Class A common stock underlying two convertible notes issued in the aggregate principal amount of $3.3 million. The first note, issued October 24, 2025, had a principal amount of $2.2 million for proceeds of $2.0 million, bore a 5% interest rate, was repayable in 10 monthly installments starting January 24, 2026, and had a maturity date of October 24, 2026. The second note, issued November 26, 2025, had a principal amount of $1.1 million for proceeds of $1.0 million, bore a 5% interest rate, was repayable in 10 monthly installments starting February 26, 2026, and had a maturity date of November 26, 2026. These notes were convertible into Class A common stock at $25.00 per share, subject to certain exceptions as discussed below.

Capital resources

We fund our operations from our net cash flows provided by operating activities as well as through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. In addition to these cash flows, we have entered into certain debt arrangements to provide additional liquidity and to finance our operations.

Revolving Loan and First Term Loan

We have outstanding borrowings pursuant to a Third Amended and Restated Loan and Security Agreement dated June 21, 2023, with Cathay Bank, as subsequently amended on December 28, 2023, December 31, 2024, June 10, 2025, January 2, 2026, and March 16, 2026 (as so amended, the “2023 Loan Agreement”), consisting of (i) a term loan in the original principal amount of Ten Million and No/100 Dollars ($10,000,000) (the “First Term Loan”), and (ii) a revolving line of credit in the maximum principal amount of Six Million and No/100 Dollars ($6,000,000.00) (the “Revolving Loan”). As of September 30, 2026, there is no outstanding balance under the First Term Loan, and the outstanding balance under the Revolving Loan is $2,500,000. The Revolving Loan has a maximum principal balance of $5,000,000 and bears interest at a rate equal to the prime rate less 0.25% and a floor rate of 6.50%. Interest is due and payable under the Revolving Loan on a monthly basis. On and after March 31, 2027, we will no longer be permitted to borrow any further amounts under the Revolving Loan. At such time, the revolving Loan will be converted to a term loan with maturity date of March 31, 2030, and we will be required to repay any principal balance then outstanding in monthly installments.

Promissory Note

In June 2021, we entered into a loan agreement with a financial institution providing for a term loan in an aggregate principal amount of $3.0 million (the “2021 Promissory Note”). The 2021 Promissory Note, which was originally set to mature in June 2031, bears interest at a fixed rate of 3.5% for the first five years and then at a floating rate of the Wall Street Journal prime rate until maturity. The 2021 Promissory Note is secured by our principal headquarters.

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

In October 2025, we issued a convertible note (the “October 2025 Convertible Note”) with an aggregate principal amount of $2,200,000 for gross proceeds of $2,000,000. The October 2025 Convertible Note, which would have matured on October 24, 2026, carried an original issue discount of 10%, and was subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges were payable in 10 equal monthly payments starting January 24, 2026. We are accounting for the convertible note at fair value. As of September 30, 2026, the October 2025 Convertible Note was fully repaid and no amounts remain outstanding thereafter.

In November 2025, we issued a convertible note (the “November 2025 Convertible Note” and, together with the February 2025 Convertible Notes, and the October 2025 Convertible Note, the “2025 Convertible Notes”) with an aggregate principal amount of $1,100,000 for gross proceeds of $1,000,000. The November 2025 Convertible Note, which would have matured on November 26, 2026, carries an original issue discount of 10%, and was subject to a guaranteed interest equal to 5% of the principal amount. The principal and interest charges were payable in 10 equal monthly payments starting February 26, 2026. We are accounting for the convertible note at fair value. As of September 30, 2026, the November 2025 Convertible Note was fully repaid and no amounts remain outstanding thereafter.

The 2025 Convertible Notes were ranked as a senior unsecured obligation of the Company with priority over all existing and future unsecured indebtedness. Subject to certain ownership limitations, all or portion of the then outstanding and unpaid principal and interest of the 2025 Convertible Notes could be converted at the option of the holder at any time into shares of our Class A common stock, at a conversion price of $25.00 per share, except that, for an aggregate of $577,500 of the conversion amount with respect to the October 2025 Convertible Note, and an aggregate of $288,750 of the conversion amount with respect to the November 2025 Convertible Note, the conversion price could be equal to the lesser of $25.00 per share or 92% of the lowest daily volume weighted average price of the Class A common stock during the 5 trading days period prior the receipt of the notice of conversion. These amounts under the October 2025 Convertible Note and the November 2025 Convertible Note were converted during the nine months ended September 30, 2026, into 465,992 shares of Class A common stock. As of September 30, 2026, the remaining outstanding balances under all of the Convertible Notes were fully repaid, and no amounts remained outstanding under any such note as of that date.

At the Market Offering Program

On August 7, 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Sales Agent” or “Wainwright”) to sell shares of our Class A common stock from time to time, in an “at the market offering” program through Wainwright, with certain limitations on the amount of Class A common stock that may be offered and sold thereunder. The sales, if any, of the shares of Class A common stock made under the ATM Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq or on any other existing trading market for the Class A common stock, directly to Wainwright as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. Offers and sales of shares of Class A common stock by the Company, if any, under the ATM Sales Agreement, will be made through a prospectus supplement, dated August 7, 2025 and an accompanying base prospectus, dated September 20, 2024, contained therein (the “ATM Prospectus Supplement”), which ATM Prospectus Supplement forms a part of our shelf registration statement on Form S-3 (File 333-282030), initially filed by the Company with the SEC on September 11, 2024, and declared effective by the SEC on September 20, 2024. The aggregate market value of the shares of Class A common stock that were initially registered for sale under the ATM Prospectus Supplement was $4,500,000, which was based on the limitations of General Instruction I.B.6 of Form S-3. On May 20, 2026, we filed Amendment No. 1 (“Amendment No. 1”) to the ATM Prospectus Supplement to increase the shares available for sale thereunder to $3,660,000 of shares of Class A common stock. During the three months ended September 30, 2026, we sold 112,341 shares of Class A common stock under the ATM Sales Agreement for gross proceeds of $582,763 and incurred offering costs of $18,958, approximately $3.1 million of shares of Class A common stock remain available for sale.

Financial covenants

The loan agreements governing the Revolving Loan, the First Term Loan, and the 2025 Term Loan require us to maintain a minimum debt service coverage ratio of 1.5 to 1.0. Additionally, the Revolving Loan requires us to maintain an outstanding principal balance of no more than $2.5 million for 30 consecutive days during any twelve-month period. For the trailing twelve months ended September 30, 2026, the Company has met the minimum debt service coverage ratio required by its debt covenants. Any failure to comply with the covenants, or receive waivers for the covenants, could lead to the acceleration of payments due under the debt facilities with the lender, cause the lender to cease making advances under the revolving agreement, or allow the lender to take possession of collateral.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

We have not made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

See Item 1 of Part I, “Unaudited Condensed Consolidated Financial Statements - Note 15 - Commitments and Contingencies-Litigation.”

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors described below as well as under the “Risk Factors” section in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), and any other periodic or current report that we file with the SEC, together with all of the related financial statements and notes thereto. Other than as set forth below, we have not identified any material changes to the risk factors previously disclosed in the 2025 Annual Report.

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

On March 26, 2026, we received another deficiency letter from the Nasdaq Staff notifying us that we were not in compliance with the requirement to maintain a minimum of $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years (the “Net Income Requirement”). Although we reported net income from continuing operations in our Condensed Consolidated Statement of Operations for the year ended December 31, 2024, we reported net losses from continuing operations in our Condensed Consolidated Statements of Operations for the years ended December 31, 2023 and 2025. Additionally, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include (i) a market value of listed securities of at least $35 million or (ii) a minimum stockholders’ equity requirement of at least $2,500,000 (the “Equity Rule,” and collectively with the Net Income Requirement, the “Nasdaq Requirements”).

In accordance with Nasdaq rules, we submitted a plan to the Staff to regain compliance (the “Compliance Plan”) with the Nasdaq Requirements on May 11, 2026. On May 20, 2026, we received a letter from Nasdaq (the “Extension Letter”) stating that the Compliance Plan was accepted and that we would have until September 22, 2026, to evidence compliance with the Nasdaq Requirements.

On July 1, 2026, we received written notice from the Nasdaq Staff notifying us that Nasdaq had determined to delist our Class A common stock from The Nasdaq Capital Market as a result of our continued noncompliance with the Minimum Bid Price requirement (the “Staff Determination”). We subsequently requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff Determination.

On July 2, 2026, we effected the Reverse Stock Split of our outstanding shares of Class A common stock and Class B common stock at a ratio of 1-for-5. The Class A common stock began trading on the Nasdaq Capital Market on a split-adjusted basis on July 6, 2026. On July 21, 2026, we received a letter from the Nasdaq Staff confirming that we had then regained compliance with the Minimum Bid Price Requirement. On August 13, 2026, the Panel held a hearing at which we presented our plan to regain compliance with the Equity Rule.

On August 26, 2026, we received a written decision from the Panel granting our request to continue the listing of the Class A common stock on The Nasdaq Capital Market, subject to the following condition: we must demonstrate compliance with the Equity Rule by filing timely public disclosure (i) describing the transactions undertaken by us to achieve such compliance and demonstrate long-term compliance with the Equity Rule and (ii) providing an indication of our equity following those transactions. The Panel’s decision also requires us to provide prompt notification of any significant events occurring during the exception period that may affect our compliance with Nasdaq requirements, including any event that may call into question our ability to meet the terms of the exception granted. The Panel has reserved the right to reconsider the terms of the exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. The foregoing summarizes certain terms of the Panel’s decision and does not describe all of the terms and conditions of the decision.

Nasdaq Listing Rule 5810(c)(2)(B)(i) (“Rule 5810(c)(2)”) allowed the Panel to grant an exception period of up to 180 calendar days from the date of the Staff Determination, or until December 28, 2026, for us to regain compliance with the Equity Rule. We requested and were granted an exception period lasting through November 13, 2026, in which to demonstrate compliance. As of the date of filing of this Quarterly Report, we have not achieved compliance with the Equity Rule. Accordingly, we are requesting that the Panel further extend the exception period, subject to Rule 5810(c)(2), to allow us additional time to take actions to bring our Company into compliance. Our Class A common stock continues to be listed and traded on The Nasdaq Capital Market under the symbol “SNAL” during the exception period, subject to our satisfaction of the conditions set forth in the Panel’s decision. We are working to regain compliance with the Equity Rule. Any compliance submission we make will be subject to review by the Panel. There can be no assurance that the Panel will grant our request to further extend the exception period, or that we will satisfy the conditions of the Panel’s decision or otherwise regain compliance with the applicable listing requirements within such exception period, and a failure to do so would result in the delisting of our securities from Nasdaq.

Further, any perception that we may not regain compliance or a delisting of our Class A common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our Class A common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our Class A common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Class A common stock, and might deter certain institutions and persons from investing in our Class A common stock. In addition, if our Class A common stock should be delisted, our Class A common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Class A common stock. This would adversely affect the ability of investors to trade our Class A common stock and would adversely affect the value of our Class A common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Class A common stock.

Actions we undertake to regain compliance with the Equity Rule or other Nasdaq Requirements may include, but are not limited to, potential equity financing and/or debt conversion arrangements or similar transactions, with the intention of regaining compliance with the Nasdaq Requirements. However, there is no assurance that we will be successful in regaining compliance with the Equity Rule or other Nasdaq Requirements within the allotted time period.

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

ARK is a “hit” product and has historically accounted for a substantial portion of our revenue. The ARK franchise contributed 87.4% of our net revenue for the nine months ended September 30, 2026, and our five best-selling franchises (including ARK), which may change year over year, in the aggregate accounted for 97.2% of our net revenue for the nine months ended September 30, 2026. If we fail to continue to develop and sell new commercially successful “hit” titles or sequels to such “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue and profitability may decline.

We derive a significant portion of our revenue from a limited number of customers, and therefore are subject to customer concentration and collectability risks.

We had three customers as of September 30, 2026 and two customers as of December 31, 2025, who accounted for approximately 75% and 73% of our consolidated gross receivables, respectively. Among the three customers as of September 30, 2026, each accounted for 35%, 29% and 11% of the consolidated gross receivables. Among the two customers as of December 31, 2025, one accounted for 56% and another accounted for 17%, of the consolidated gross receivables outstanding. We had three customers in the nine months ended September 30, 2026 and four customers as of September 30, 2025, that accounted for 56%, 13% and 12% and 45%, 17%, 12% and 9% of our net revenue, respectively. Management monitors customer creditworthiness and payment trends on an ongoing basis; however, there can be no assurance that such measures will fully mitigate the risks associated with customer concentration. We continue to evaluate opportunities to diversify our customer base, although there can be no assurance that these efforts will be successful.

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

We license certain intellectual property rights from third parties, including related parties, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our ARK franchise from SDE, the parent company of Studio Wildcard, which is also an entity that is owned and controlled by the spouse of our Founder, Chief Executive Officer, Chief Strategy Officer and Chairman, Mr. Shi. We entered into an original exclusive software license agreement with SDE in November 2015, for the rights to ARK: Survival Evolved, which ARK1 License Agreement was subsequently amended and restated ARK1 License in December 2022 and further amended on multiple occasions. As amended, the ARK1 License Agreement expires in 2035, with provisions for automatic renewal for three-year terms unless either party elects not to renew. The ARK1 License Agreement may also be terminated early for material breach or insolvency by either party. The terms of our license agreements with SDE may differ from those terms which would be negotiated with independent parties. In addition, we may have disputes with SDE that may impact our business, results of operations, financial condition and/or prospects. The ARK franchise contributed 87.4% of our net revenue for the nine months ended September 30, 2026. Even if our games that are dependent on third-party license agreements remain popular, any of our licensors could decide not to renew our existing license agreements or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Moreover, many of our licensors develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. For additional information concerning our license arrangements, including licensing agreements with affiliated third parties, see Item 1 of Part I, “Business — Intellectual Property,” included in the Annual Report.

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

Our games are primarily purchased, accessed and operated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, and in the case of our mobile games, the Apple App Store and the Google Play Store. Substantially all of the games, DLC and in-game virtual items that we sell are purchased using the payment processing systems of these platforms and, for the nine months ended September 30, 2026, 96.5% of our revenues were generated through Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, My Nintendo Store, the Apple App Store, and the Google Play Store. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. In addition, having such a large portion of our total net revenues concentrated in a few counterparties reduces our negotiating leverage. We are subject to the standard terms and conditions that these platform providers have for game developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. As such, our business would be harmed if:

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

We derive most of our revenue from publishing video games on third-party platform providers, such as Xbox Live and Game Pass, PlayStation Network, Steam, Epic Games Store, the Apple App Store, the Google Play Store and My Nintendo Store, which, in the aggregate, comprised 96.5% of our net revenue by product platform for the nine months ended September 30, 2026. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our effective tax rate was 6.6% and 75% for the nine month periods ended September 30, 2026 and 2025, respectively. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

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

We previously issued convertible notes to certain investors in the aggregate principal amount of $6.6 million, all of which have been repaid or converted as of September 30, 2026, and we may seek to issue an additional $4.4 million in convertible notes to such investors in the future. In addition, on August 7, 2025, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co. as sales agent to sell shares of our Class A common stock from time to time in an at the market offering (“the ATM Offering”). Pursuant to a prospectus supplement, dated August 7, 2025, and accompanying base prospectus, we may offer and sell shares of our Class A Common Stock from time to time under the Sales Agreement having an aggregate offering price of up to $3.1 million in the ATM Offering.

Even if we issue an additional $4.4 million in convertible notes, we may still need additional capital to finance our future plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Class A common stock could be reduced. A financing could involve one or more types of securities including Class A common stock, convertible debt, or warrants to acquire Class A common stock. These securities could be issued at or below the then prevailing market price for our Class A common stock. If the issuance of new securities results in diminished rights to holders of our Class A common stock, the market price of our Class A common stock could be negatively impacted. If we issue additional convertible notes under the new securities purchase agreements, those agreements may prohibit us from entering into certain variable rate transactions so long as such notes remain outstanding, which could limit the types of fundraising that we would able to pursue.

Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver placement notices to the Sales Agent in the ATM Offering at any time throughout the term of the sales agreement. The number of shares of Class A common stock that are sold by the Sales Agent as our Sales Agent after we deliver a placement notice will fluctuate based on the market price of the Class A common stock and the trading volume of our Class A common stock during the sales period and limits we set with the Sales Agent. In addition, we may issue and sell shares of our Class A common stock having aggregate gross proceeds of up to $3.1 million from time to time in the ATM Offering. Because there is no minimum offering amount required as a condition of the ATM Offering, the actual total offering amount in such offering, commissions and proceeds to us, if any, are not determinable at this time. The amount of proceeds from the ATM Offering will depend upon the number of shares of our Class A common stock sold and the market price at which they are sold. There can be no assurance that we will be able to sell any shares of our Class A common stock under or fully utilize the Sales Agreement with the Sales Agent as a source of financing.

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

We are exploring a strategic digital asset initiative that includes the evaluation and feasibility of our own proprietary stablecoin backed by U.S. dollars.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

Except as previously disclosed in our Current Reports on the Form 8-K, the Company did not issue any securities that were not registered under the Securities Act during the three months ended September 30, 2026.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
In thousands, except per share amounts
Period
January 2026	—	—	—	—
February 2026	—	—	—	—
March 2026	—	—	—	—
April 2026	—	—	—	—
May 2026	—	—	—	—
June 2026	—	—	—	—
July 2026	—	—	—	—
August 2026	—	—	—	—
September 2026	—	—	—	—
Total	—	$—	—	$—

On November 10, 2022, our board of directors authorized a Share Repurchase Program under which we may repurchase up to $5 million in outstanding shares of our Class A common stock, subject to ongoing compliance with Nasdaq listing rules. The program does not have a fixed expiration date. The share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions or otherwise and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. There were no share repurchases settled in the nine months ended September 30, 2026. As of September 30, 2026, 270,055 shares of Class A common stock were repurchased pursuant to the Share Repurchase Program for an aggregate purchase price of approximately $3.7 million. The average price paid per share was $13.60 and approximately $1.3 million aggregate amount of shares of Class A common stock remain available for repurchase under the Share Repurchase Program. For more information regarding the Share Repurchase Program refer to Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on November 12, 2026.

Snail, Inc.

Date: November 12, 2026	By:	/s/ Hai Shi
Hai Shi
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Heidy Chow
Heidy Chow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

